Form 10-Q
period 2024-06-30
AMBAC FINANCIAL GROUP INC
filed 2024-08-05
CIK 874501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024

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
As of August 2, 2024, 47,440,995 shares of common stock, par value $0.01 per share, of the Registrant were outstanding.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995					1

Item Number		Page	Item Number		Page
PART I. FINANCIAL INFORMATION			PART I (CONTINUED)
1	Unaudited Consolidated Financial Statements of Ambac Financial Group, Inc. and Subsidiaries			U.S. Insurance Statutory Basis Financial Results	55
	Consolidated Balance Sheets (Unaudited)	2		Ambac Assurance UK Limited Financial Results Under UK Accounting Principles	55
	Consolidated Statements of Total Comprehensive Income (Loss) (Unaudited)	3		Non-GAAP Financial Measures	55
	Consolidated Statements of Stockholders' Equity (Unaudited)	4	3	Quantitative and Qualitative Disclosures About Market Risk	57
	Consolidated Statements of Cash Flows (Unaudited)	5	4	Controls and Procedures	57
	Notes to Unaudited Consolidated Financial Statements	6
2	Management's Discussion and Analysis of Financial Condition and Results of Operations	37	PART II. OTHER INFORMATION
	Overview	37	1	Legal Proceedings	58
	Critical Accounting Policies and Estimates	40	1A	Risk Factors	58
	Financial Guarantees in Force	40	2	Unregistered Sales of Equity Securities and Use of Proceeds	60
	Results of Operations	42	3	Defaults Upon Senior Securities	60
	Liquidity and Capital Resources	48	5	Other Information	60
	Balance Sheet	50	6	Exhibits	60
	Variable Interest Entities	54	SIGNATURES		61
	Accounting Standards	54

Ambac Financial Group, Inc.	i	Second Quarter 2024 Form 10-Q

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
Any or all of management’s forward-looking statements here or in other publications may turn out to be incorrect and are based on management’s current belief or opinions. Ambac Financial Group’s (“AFG”) and its subsidiaries’ (collectively, “Ambac” or the “Company”) actual results may vary materially, and there are no guarantees about the performance of Ambac’s securities. Among events, risks, uncertainties or factors that could cause actual results to differ materially are: (1) the high degree of volatility in the price of AFG’s common stock; (2) uncertainty concerning the Company’s ability to achieve value for holders of its securities, whether from Ambac Assurance Corporation (“AAC”) and its subsidiaries or from the specialty property and casualty insurance business, the insurance distribution business, or related businesses; (3) inadequacy of reserves established for losses and loss expenses and the possibility that changes in loss reserves may result in further volatility of earnings or financial results; (4) potential for rehabilitation proceedings or other regulatory intervention or restrictions against AAC; (5) credit risk throughout Ambac’s business, including but not limited to credit risk related to insured residential mortgage-backed securities, student loan and other asset securitizations, public finance obligations (including risks associated with Chapter 9 and other restructuring proceedings), issuers of securities in our investment portfolios, and exposures to reinsurers; (6) our inability to effectively reduce insured financial guarantee exposures or achieve recoveries or investment objectives; (7) AAC’s inability to generate the significant amount of cash needed to service its debt and financial obligations, and its inability to refinance its indebtedness; (8) AAC’s substantial indebtedness could adversely affect the Company’s financial condition and operating flexibility; (9) Ambac may not be able to obtain financing, refinance its outstanding indebtedness, or raise capital on acceptable terms or at all due to its substantial indebtedness and financial condition; (10) greater than expected underwriting losses in the Company’s specialty property and casualty insurance business; (11) failure of specialty insurance program partners to properly market, underwrite or administer policies; (12) inability to obtain reinsurance coverage on expected terms; (13) loss of key relationships for production of business in specialty property and casualty and insurance distribution businesses or the inability to secure such additional relationships to produce expected results; (14) the impact of catastrophic public health, environmental or natural events, or global or regional conflicts; (15) credit risks related to large single risks, risk concentrations and correlated risks; (16) risks associated with adverse selection as Ambac’s financial guarantee insurance portfolio runs off; (17) the risk that Ambac’s risk management policies and practices do not anticipate certain risks and/or the magnitude of potential for loss; (18) restrictive covenants in agreements and instruments that impair Ambac’s ability to pursue or achieve its business strategies; (19) adverse effects on operating results or the Company’s financial position resulting from measures taken to reduce financial guarantee risks in its insured portfolio; (20) disagreements or disputes with Ambac's insurance regulators; (21) loss of control rights in transactions for which we provide financial guarantee insurance; (22) inability to realize expected recoveries of financial guarantee losses; (23) risks attendant to the change in composition of securities in Ambac’s investment portfolio; (24) adverse impacts from changes in prevailing interest rates; (25) events or circumstances that result in the impairment of our intangible assets and/or goodwill that was recorded in connection with Ambac’s acquisitions; (26) factors that may negatively influence the amount of installment premiums paid to Ambac; (27) the risk of litigation, regulatory inquiries, investigations, claims or proceedings, and the risk of adverse outcomes in connection therewith; (28) the Company’s ability to adapt to the rapid pace of regulatory change; (29) actions of stakeholders whose interests are not aligned with broader interests of Ambac's stockholders; (30) system security risks, data protection breaches and cyber attacks; (31) regulatory oversight of Ambac Assurance UK Limited (“Ambac UK”) and applicable regulatory restrictions may adversely affect our ability to realize value from Ambac UK or the amount of value we ultimately realize; (32) failures in services or products provided by third parties; (33) political developments that disrupt the economies where the Company has insured exposures; (34) our inability to attract and retain qualified executives, senior managers and other employees, or the loss of such personnel; (35) fluctuations in foreign currency exchange rates; (36) failure to realize our business expansion plans or failure of such plans to create value; (37) greater competition for our specialty property and casualty insurance business and/or our insurance distribution business; (38) loss or lowering of the AM Best rating for our property and casualty insurance company subsidiaries; (39) disintermediation within the insurance industry or greater competition from technology-based insurance solutions or non-traditional insurance markets; (40) changes in law or in the functioning of the healthcare market that impair the business model of our accident and health managing general underwriter; (41) failure to consummate the proposed sale of all of the common stock of AAC and the transactions contemplated by the related stock purchase agreement (the “Sale Transactions”) in a timely manner or at all; (42) potential litigation relating to the proposed Sale Transactions; (43) disruptions from the proposed Sale Transactions that may harm Ambac’s business, including current plans and operations; (44) potential adverse reactions or changes to business relationships resulting from the announcement or completion of the proposed Sale Transactions; (45) difficulties in integrating acquired businesses into our business; and (46) other risks and uncertainties that have not been identified at this time.

Ambac Financial Group, Inc.	1	Second Quarter 2024 Form 10-Q

PART I.    FINANCIAL INFORMATION
Item 1.     Unaudited Financial Statements of Ambac Financial Group, Inc. and Subsidiaries
AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	December 31,
(Dollars in millions, except share data) (June 30, 2024 (Unaudited))	2024	2023
Assets:
Investments:
Fixed maturity securities - available-for-sale, at fair value (amortized cost of $1,737 and $1,744)	$1,703	$1,710
Fixed maturity securities pledged as collateral, at fair value (amortized cost of $27 and $0)	25	—
Fixed maturity securities - trading, at fair value	31	27
Short-term investments, at fair value (amortized cost of $314 and $426)	314	426
Short-term investments pledged as collateral, at fair value (amortized cost of $0 and $27)	—	27
Other investments (includes $533 and $463 at fair value)	558	475
Total investments (net of allowance for credit losses of $3 and $3)	2,632	2,664
Cash and cash equivalents (including $11 and $12 of restricted cash)	35	28
Premium receivables (net of allowance for credit losses of $3 and $4)	317	290
Reinsurance recoverable on paid and unpaid losses (net of allowance for credit losses of $0 and $0)	277	195
Deferred ceded premium	232	204
Deferred acquisition costs	12	11
Subrogation recoverable	128	137
Intangible assets, less accumulated amortization	285	307
Goodwill	70	70
Other assets	163	129
Variable interest entity assets:
Fixed maturity securities, at fair value	2,101	2,167
Restricted cash	62	246
Loans, at fair value	1,567	1,663
Derivative and other assets	303	318
Total assets	$8,184	$8,428
Liabilities and Stockholders’ Equity:
Liabilities:
Unearned premiums	$445	$422
Loss and loss adjustment expense reserves	890	893
Ceded premiums payable	140	90
Deferred program fees and reinsurance commissions	7	6
Long-term debt	515	508
Accrued interest payable	500	475
Other liabilities	203	199
Variable interest entity liabilities:
Long-term debt (includes $2,599 and $2,710 at fair value)	2,853	2,967
Derivative liabilities	1,136	1,197
Other liabilities	59	240
Total liabilities	6,748	6,997
Commitments and contingencies (See Note 14)
Redeemable noncontrolling interest	17	17
Stockholders’ equity:
Preferred stock, par value $0.01 per share;20,000,000 shares authorized shares; issued and outstanding shares—none	—	—
Common stock, par value $0.01 per share; 130,000,000 shares authorized; issued shares: 46,659,144 and 46,659,144	—	—
Additional paid-in capital	295	292
Accumulated other comprehensive income (loss)	(175)	(160)
Retained earnings	1,265	1,246
Treasury stock, shares at cost: 1,434,172 and 1,463,774	(17)	(17)
Total Ambac Financial Group, Inc. stockholders’ equity	1,368	1,362
Nonredeemable noncontrolling interest	51	53
Total stockholders’ equity	1,419	1,415
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$8,184	$8,428
See accompanying Notes to Unaudited Consolidated Financial Statements

Ambac Financial Group, Inc.	2	Second Quarter 2024 Form 10-Q

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Total Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except share data)	2024	2023	2024	2023
Revenues:
Net premiums earned	$33	$15	$66	29
Commission income	13	10	31	25
Program fees	3	2	6	4
Net investment income	36	35	78	69
Net investment gains (losses), including impairments	4	(3)	4	(8)
Net gains (losses) on derivative contracts	—	—	2	(3)
Other income	16	2	18	5
Income (loss) on variable interest entities	—	—	2	(1)
Total revenues and other income	105	62	207	120
Expenses:
Losses and loss adjustment expenses (benefit)	18	7	16	25
Amortization of deferred acquisition costs, net	5	1	10	3
Commission expense	8	6	18	14
General and administrative expenses	47	36	83	72
Intangible amortization	8	7	21	13
Interest expense	16	16	32	32
Total expenses	103	73	180	160
Pretax income (loss)	2	(11)	27	(40)
Provision for income taxes	2	2	7	6
Net income (loss)	(1)	(13)	20	(46)
Less: net (gain) attributable to noncontrolling interest	—	—	(1)	(1)
Net income (loss) attributable to common stockholders	$(1)	$(13)	$19	$(47)
Other comprehensive income (loss), after tax
Net income (loss)	$(1)	$(13)	$20	$(46)
Unrealized gains (losses) on securities, net of income tax provision (benefit) of $0, $(3), $0 and $(1)	4	(13)	(3)	5
Gains (losses) on foreign currency translation, net of income tax provision (benefit) of $0, $0, $0 and $0	1	21	(7)	37
Credit risk changes of fair value option liabilities, net of income tax provision (benefit) of $0, $0, $0 and $0	—	—	—	—
Changes to postretirement benefit, net of income tax provision (benefit) of $0, $0, $0 and $0	(5)	—	(5)	2
Total other comprehensive income (loss), net of income tax	—	8	(15)	44
Total comprehensive income (loss), net of income tax	—	(5)	5	(2)
Less: comprehensive (gain) loss attributable to the noncontrolling interest	—	—	(1)	(1)
Total comprehensive income (loss) attributable to common stockholders	$—	$(6)	$4	$(3)
Net income (loss) per share attributable to common stockholders:
Basic	$(0.02)	$(0.29)	$0.42	$(1.02)
Diluted	$(0.02)	$(0.29)	$0.41	$(1.02)
Weighted average number of common shares outstanding:
Basic	46,209,250	45,757,234	46,019,145	45,661,288
Diluted	46,209,250	45,757,234	46,568,862	45,661,288
See accompanying Notes to Unaudited Consolidated Financial Statements

Ambac Financial Group, Inc.	3	Second Quarter 2024 Form 10-Q

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Unaudited)

Three months ended June 30, 2024 and 2023

		Ambac Financial Group, Inc.
(Dollars in millions)	Total	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Common Stock Held in Treasury, at Cost	Nonredeemable Noncontrolling Interest
Balance at March 31, 2024	$1,418	$—	$—	$291	$(175)	$1,266	$(17)	$53
Total comprehensive income (loss)	—	—	—	—	—	(1)	—	—
Stock-based compensation	2			2
Changes to noncontrolling interest	—	—	—	—	—	—	—	—
Acquisition of noncontrolling interest in subsidiary	(1)	—	—	1	—	—	—	(2)
Balance at June 30, 2024	$1,419	$—	$—	$295	$(175)	$1,265	$(17)	$51

Balance at March 31, 2023	$1,307	$—	$—	$278	$(217)	$1,206	$(14)	$53
Total comprehensive income (loss)	(6)	—	—	—	8	(13)	—	—
Stock-based compensation	5			5
Cost of shares (acquired) issued under equity plan	—	—	—		—	(2)	2
Changes to noncontrolling interest	—					—		—
Balance at June 30, 2023	$1,303	$—	$—	$283	$(209)	$1,191	$(15)	$53

Six months ended June 30, 2024 and 2023

		Ambac Financial Group, Inc.
(Dollars in millions)	Total	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Common Stock Held in Treasury, at Cost	Nonredeemable Noncontrolling Interest
Balance at January 1, 2024	$1,415	$—	$—	$292	$(160)	$1,246	$(17)	$53
Total comprehensive income (loss)	4	—	—	—	(15)	19	—	—
Stock-based compensation	2			2
Cost of shares (acquired) issued under equity plan	(1)	—	—	—	—	(1)	—	—
Changes to noncontrolling interest	—					—		—
Acquisition of noncontrolling interest in subsidiary	(1)	—	—	1	—	—	—	(2)
Balance at June 30, 2024	$1,419	$—	$—	$295	$(175)	$1,265	$(17)	$51

Balance at January 1, 2023	$1,305	$—	$—	$274	$(253)	$1,245	$(15)	$53
Total comprehensive income (loss)	(3)	—	—	—	44	(47)	—	—
Stock-based compensation	8			8
Cost of shares repurchased	(3)						(3)
Cost of shares (acquired) issued under equity plan	(5)	—	—	—	—	(8)	3	—
Balance at June 30, 2023	$1,303	$—	$—	$283	$(209)	$1,191	$(15)	$53
See accompanying Notes to Unaudited Consolidated Financial Statements

Ambac Financial Group, Inc.	4	Second Quarter 2024 Form 10-Q

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(Dollars in millions)	2024	2023
Cash flows from operating activities:
Net income attributable to common stockholders	$19	$(47)
Redeemable noncontrolling interest	(1)	(1)
Net income	20	(46)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	1	1
Amortization of bond premium and discount	(8)	(6)
Share-based compensation	2	8
Unearned premiums, net	(5)	(51)
Losses and loss expenses, net	(15)	144
Ceded premiums payable	50	57
Premium receivables	(27)	(7)
Accrued interest payable	25	(26)
Amortization of intangible assets	21	13
Net investment gains (losses), including impairments	(4)	8
Variable interest entity activities	(2)	1
Other, net	(24)	4
Net cash provided by operating activities	32	101
Cash flows from investing activities:
Proceeds from sales of bonds	26	107
Proceeds from matured bonds	76	31
Purchases of bonds	(215)	(226)
Proceeds from sales of other invested assets	41	108
Purchases of other invested assets	(94)	(42)
Change in short-term investments	139	170
Change in cash collateral	5	(37)
Change in consolidated VIE cash collateral	(180)	256
Proceeds from paydowns of consolidated VIE assets	84	113
Other, net	(1)	10
Net cash provided by (used in) investing activities	(120)	489
Cash flows from financing activities:
Payments for redemption of Tier 2 Notes	—	(97)
Tax payments related to shares withheld for share-based compensation plans	(1)	(8)
Distributions to noncontrolling interest holders	(1)	(1)
Payments of consolidated VIE liabilities, net	(87)	(235)
Net cash used in financing activities	(89)	(343)
Effect of foreign exchange on cash, cash equivalents and restricted cash	—	1
Net cash flow	(178)	248
Cash, cash equivalents, and restricted cash at beginning of period	274	61
Cash, cash equivalents, and restricted cash at end of period	$97	$309
See accompanying Notes to Unaudited Consolidated Financial Statements

Ambac Financial Group, Inc.	5	Second Quarter 2024 Form 10-Q

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business and Basis of Presentation	7	Note 8. Variable Interest Entities	29
Note 2. Segment Information	11	Note 9. Revenues From Contracts with Customers	31
Note 3. Investments	12	Note 10. Comprehensive Income	32
Note 4. Fair Value Measurements	17	Note 11. Net Income Per Share	33
Note 5. Insurance Contracts	23	Note 12. Income Taxes	34
Note 6. Derivative Instruments	28	Note 13. Employment Benefit Plans	34
Note 7. Goodwill and Intangible Assets	29	Note 14. Commitments and Contingencies	34

Ambac Financial Group, Inc.	6	Second Quarter 2024 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
1.    BUSINESS AND BASIS OF PRESENTATION
Business
The following description provides an update of Note 1. Background and Business Description and Note 2. Basis of Presentation and Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, and should be read in conjunction with the complete descriptions provided in the Form 10-K. Capitalized terms used, but not defined herein, and in the other footnotes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q shall have the meanings ascribed thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Ambac Financial Group, Inc. (“AFG”), headquartered in New York City, is a specialty insurance holding company incorporated in the state of Delaware on April 29, 1991. References to “Ambac,” the “Company,” “we,” “our,” and “us” are to AFG and its subsidiaries, as the context requires. Ambac's principal businesses include:
•Specialty Property & Casualty Insurance — Ambac's Specialty Property & Casualty Insurance program business. Currently includes six carriers (collectively, “Everspan”). Everspan carriers have an A.M. Best rating of 'A-' (Excellent) that was affirmed on June 13, 2024.
•Insurance Distribution — Ambac's specialty property and casualty ("P&C") insurance distribution business, which could include Managing General Agents and Underwriters (collectively "MGAs"), insurance brokers, and other distribution businesses. At June 30, 2024 Ambac's insurance distribution platform includes five businesses that operate in the following lines of business: accident and health, specialty commercial automobile insurance for specific "for-hire" auto clauses, marine and international risk and professional liability.
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
The Company reports these three business operations as segments; see Note 2. Segment Information for further information.
Sale of Ambac Assurance Corporation ("AAC")
On June 4, 2024, AFG entered into a stock purchase agreement (the "Purchase Agreement") with American Acorn Corporation (the “Buyer”), a Delaware corporation owned by funds managed by Oaktree Capital Management, L.P., pursuant to which and subject to the conditions set forth therein, AFG will sell all of the issued and outstanding shares of common stock of AAC, a wholly-owned subsidiary of AFG, to Buyer for aggregate consideration of $420 in cash (the "Sale"). The terms of the Sale as contemplated by the Purchase Agreement provide that, at the closing of the Sale (the “Closing”), Buyer will acquire complete ownership of the common stock of AAC and all of its wholly owned subsidiaries, including Ambac UK.
The Purchase Agreement provides that AFG will seek the affirmative vote in favor of the Sale by the holders of a majority of the issued and outstanding shares of AFG common stock entitled to vote thereon (the “Stockholder Approval”). On August 2, 2024, AFG filed a preliminary proxy statement with the SEC, which proxy statement includes the recommendation of the board of directors of AFG that the Sale be approved by shareholders of AFG.

The Purchase Agreement contains certain customary termination rights for each of AFG and Buyer, including (i) by mutual written agreement, (ii) if the Sale has not been consummated on or before April 4, 2025 (the “End Date”), subject to certain extensions for 90 days, (iii) the other party is in breach of the Purchase Agreement in a manner that would result in a failure of an applicable closing condition and such breach cannot be cured or, if curable, has not been cured within 60 days after written notice to the other party of such breach, (iv) the Stockholder Approval is not received, or (v) if any applicable law makes the consummation of the Closing illegal or otherwise prohibited or any judgment, order or decree of any governmental authority enjoins Buyer and AFG from consummating the Closing. In addition, Buyer may terminate the Purchase Agreement if AFG changes its recommendation to AFG's stockholders regarding the Sale. AFG would pay Buyer an amount equal to $22 (the “Termination Fee”) if all of the following occur: (i) the Purchase Agreement is terminated as a result of (a) not closing the Sale and other transactions contemplated by the Purchase Agreement by the End Date, subject to certain conditional extension for 90 days, (b) failure to obtain the Stockholder Approval or (c) an AFG breach of representations or covenants that would cause certain closing conditions not to be satisfied, (ii) AFG has received an alternative acquisition proposal prior to a valid termination of the Purchase Agreement, and (iii) within 12 months after termination of the Purchase Agreement, AFG enters into a definitive agreement for an alternative acquisition. AFG would also pay Buyer the Termination Fee if the Purchase Agreement is terminated for (x) AFG breach of certain covenants that would cause closing conditions not to be satisfied, (y) failure to obtain the Stockholder Approval at a time when Buyer could have terminated the Purchase Agreement for an AFG breach of certain covenants that would cause closing conditions not to be satisfied, or (z) AFG changing its recommendation to the Company’s stockholders regarding the sale. In addition to the Termination Fee, AFG would pay Buyer up to $6 as a reimbursement of Buyer’s reasonably documented out-of-pocket fees and expenses

Ambac Financial Group, Inc.	7	Second Quarter 2024 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
incurred in connection with the Sale and other transactions contemplated by the Purchase Agreement if (i) the Purchase Agreement is terminated as a result of not closing the Sale and other transactions by the End Date and the Termination Fee is also payable, (ii) there is a failure to obtain the Stockholder Approval when the Buyer could have terminated the Purchase Agreement because there is an AFG breach of representations or covenants related to regulatory efforts, non-solicitation or the AFG stockholders meeting that would cause certain closing conditions not to be satisfied, (iii) the Purchase Agreement is terminated as a result of AFG changing its recommendation to the AFG stockholders regarding the Sale, or (iv) there is an AFG breach of representations or covenants that would cause certain closing conditions not to be satisfied. The Closing is subject to customary closing conditions, including the receipt of specified regulatory approvals and the Stockholder Approval.

In connection with and pursuant to the Purchase Agreement, AFG has agreed to issue to Buyer a warrant exercisable for a number of shares of common stock, par value $0.01, of AFG representing 9.9% of the fully diluted shares of AFG’s common stock as of March 31, 2024, pro forma for the issuance of the Warrant. The Warrant will have an exercise price per share of $18.50 with a 6.5 year term from the date of issuance and will be immediately exercisable. Payment of the exercise price may be settled, at AFG’s option, by way of a cash exercise or by net share settlement.

While management and the Board have approved the Sale, the final commitment to sell AAC is subject to approval by our shareholders and regulators in both the US and UK. The Sale will have a major effect on AFG's operations and financial results and therefore at the date we meet the held-for-sale reporting requirements, we will report the pending sale as a discontinued operation.
At June 30, 2024, the carrying value of AFG's investment in AAC is approximately $939. Once the shareholders vote is obtained and regulatory approval is probable, a loss on the transaction will be reflected in the Statement of Comprehensive Income equal to the difference between the sales proceeds (net of the value of the Warrants to be issued) and AAC's carrying value. Additionally, net income will be adversely impacted by a reclassification from Accumulated Other Comprehensive Income relating to unrealized losses on available-for-sale investment securities, foreign currency translation losses and credit risk changes of fair value option liabilities, which at June 30, 2024 amounted to $168.
The Sale is expected to close in the fourth quarter of 2024 or the first quarter of 2025.
Acquisition of Beat Capital Partners Limited ("Beat")
On June 4, 2024, the Company, entered into a share purchase agreement (the “Beat Purchase Agreement”), by and among the Company, Cirrata V LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of AFG (the “Purchaser”), certain sellers set forth therein (the “Sellers”) and Beat, pursuant to which, effective July 31, 2024, the Purchaser purchased from the Sellers approximately 60% of the entire issued share capital of Beat for total consideration, as of the closing date, of approximately $278, of which approximately $249 was paid in cash and the remainder of which was satisfied through the issuance of 2,216,023 shares of AFG common stock to certain Sellers (the "Beat Transaction"). Beat’s management team and Bain Capital Credit LP (“Bain” and, together with certain members of Beat’s management team, the “Rollover Shareholders”) each retained approximately 20% of Beat’s issued share capital immediately after closing. AFG guaranteed the Purchaser’s performance under the Beat Purchase Agreement and the Shareholders’ Agreement (as defined below).
AFG issued the common stock free and clear of any liens or restrictions (other than those arising under state and federal securities laws of the United States) and bearing a restrictive legend. The common stock has not been registered under the Securities Act in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act.
AFG funded the cash portion of the consideration with a combination of available cash, approximately $65 of funding from AAC, and $150 of new indebtedness (the "Credit Facility") that was issued in the third quarter of 2024. Funding received from AAC and the Credit Facility are required to be repaid upon closing of the sale of AAC. To reduce its exposure to appreciation of the British Pound Sterling ("GBP") relative to the U.S. Dollar ("USD"), AFG entered into a foreign exchange futures contract under which it agreed to purchase an amount of GBP sufficient to cover the cash portion of the purchase price of Beat along with estimated GBP denominated expenses at an exchange rate of 1.2662 per USD.
At the closing of the Beat Transaction, AFG entered into a Shareholders’ Agreement by and among AFG, the Purchaser, the Rollover Shareholders and Beat (the “Shareholders’ Agreement”).
The Shareholders’ Agreement provides for, among other things, the granting of (i) put options to each Rollover Shareholder to require the Purchaser to purchase from such Rollover Shareholder, the Relevant Shares (as defined in the Shareholders’ Agreement), and (ii) call options to the Purchaser to purchase from each Rollover Shareholder, the Relevant Shares.
Basis of Presentation
The Company has disclosed its significant accounting policies in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The following significant accounting policies provide an update to those included in the Company’s Annual Report on Form 10-K.
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

Ambac Financial Group, Inc.	8	Second Quarter 2024 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
ended December 31, 2023. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), but in the opinion of management such financial statements include all adjustments necessary for the fair presentation of the Company’s consolidated financial position and results of operations. The results of operations for the three and six months ended June 30, 2024, may not be indicative of the results that may be expected for the year ending December 31, 2024. The December 31, 2023, consolidated balance sheet was derived from audited financial statements.
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
Consolidation
The consolidated financial statements include the accounts of AFG and all other entities in which AFG (directly or through its subsidiaries) has a controlling financial interest, including variable interest entities (“VIEs”) for which AFG or an AFG subsidiary is deemed the primary beneficiary in accordance with the Consolidation Topic of the Accounting Standards Codification ("ASC"). All significant intercompany balances have been eliminated. See Note 8. Variable Interest Entities, for a detailed discussion of Ambac’s involvement in VIEs, Ambac’s methodology for determining whether Ambac is required to consolidate a VIE and the effects of VIEs being consolidated and deconsolidated.
Foreign Currency
The impact of non-functional currency transactions and the remeasurement of non-functional currency assets and liabilities into the respective subsidiaries' functional currency (collectively "foreign currency transactions gains/(losses)") are $(1) and $(3) for the six months ended June 30, 2024 and 2023, respectively. Foreign currency transactions gains/(losses) are primarily the result of remeasuring Ambac UK's assets and liabilities denominated in currencies (primarily the U.S. dollar and the Euro) other than its functional currency (the British Pound Sterling).
Redeemable Noncontrolling Interest
The Riverton, All Trans, Capacity Marine and Xchange acquisitions resulted in a majority ownership of the acquired entities by Ambac. Under the terms of all the acquisition agreements, Ambac has call options to purchase the remaining interests from the minority owners (i.e., noncontrolling interests) and the minority owners have put options to sell their interests to Ambac. Because the exercise of the put options are outside the control of Ambac, in accordance with the Distinguishing Liabilities from Equity Topic of the ASC, Ambac reports redeemable noncontrolling interests in the mezzanine section of its consolidated balance sheet.
The redeemable noncontrolling interest is remeasured each period as the greater of:
i.the carrying value under ASC 810, which attributes a portion of consolidated net income (loss) to the redeemable noncontrolling interest, and
ii.the redemption value of the put option under ASC 480 as if it were exercisable at the end of the reporting period.
Any increase (decrease) in the carrying amount of the redeemable noncontrolling interest as a result of adjusting to the redemption value of the put option is recorded as an offset to retained earnings. The impact of such differences on earnings per share are presented in Note 11. Net Income Per Share.
Following is a rollforward of redeemable noncontrolling interest.

Six Months Ended June 30,	2024	2023
Beginning balance	$17	$20
Fair value of redeemable noncontrolling interest at acquisition date	—	—
Net income attributable to redeemable noncontrolling interest (ASC 810)	1	1
Distributions	(1)	(1)
Adjustment to redemption value (ASC 480)	—	—
Ending balance	$17	$20

Ambac Financial Group, Inc.	9	Second Quarter 2024 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)

Supplemental Disclosure of Cash Flow Information	Six Months Ended June 30,
	2024	2023
Cash paid during the period for:
Income taxes	$7	$6
Interest on long-term debt	—	50
Non-cash investing and financing activities:
Securities acquired (transferred) in transactions related to Puerto Rico restructurings	—	(1)
Securities acquired (transferred) in connection with financial guarantee commutations	(65)	—

	June 30,
	2024	2023
Reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows:
Cash and cash equivalents	$24	$33
Restricted cash	11	10
Variable Interest Entity restricted cash	62	266
Total cash, cash equivalents, and restricted cash shown on the Consolidated Statements of Cash Flows	$97	$309
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
Adopted Accounting Standards
There have been no new accounting standards adopted during 2024.
Future Application of Accounting Standards and Required Disclosures
Segment Reporting
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
Income Taxes
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

Ambac Financial Group, Inc.	10	Second Quarter 2024 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
2.    SEGMENT INFORMATION
The Company reports its results of operations in three segments: Legacy Financial Guarantee Insurance, Specialty Property and Casualty Insurance and Insurance Distribution, separate from Corporate and Other, which is consistent with the manner in which the Company's chief operating decision maker ("CODM") reviews the business to assess performance and allocate resources. See Note 1. Business and Basis of Presentation for a description of each of the Company's business segments.
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

Ambac Financial Group, Inc.	11	Second Quarter 2024 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)

	Three Months Ended June 30, 2024					Three Months Ended June 30, 2023
	Legacy Financial Guarantee Insurance	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated (2)	Legacy Financial Guarantee Insurance	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated (2)
Revenues:
Net premiums earned	$6	$27			$33	$8	$8			$15
Commission income			$13		13			$10		10
Program fees		3			3		2			2
Net investment income	32	1	—	$2	36	32	1	—	$2	35
Net investment gains (losses), including impairments	(1)	—		5	4	(3)	—		—	(3)
Net gains (losses) on derivative contracts	1			—	—	1			—	—
Other (1)	16	—	—	—	15	2	—	—	—	3
Total revenues (2)	53	32	13	6	105	39	11	10	2	62
Expenses:
Losses and loss adjustment expenses (benefit)	(5)	23			18	2	6			7
Amortization of deferred acquisition costs, net	—	5			5	—	1			1
Commission expenses			8		8			6		6
General and administrative expenses (3)	22	5	3	17	47	23	4	2	6	36
Depreciation expense (3)	—	—	—	—	1	—	—	—	—	—
Intangible amortization	7		1		8	6		1		7
Interest expense	16				16	16				16
Total expenses (2)	40	33	12	17	103	47	11	9	6	73
Pretax income (loss)	$13	$(1)	$1	$(11)	$2	$(8)	$—	$1	$(4)	$(11)

Total assets (2)	$7,100	$713	$155	$216	$8,184	$7,376	$395	$137	$225	$8,132

	Six Months Ended June 30, 2024					Six Months Ended June 30, 2023
	Legacy Financial Guarantee Insurance	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated (2)	Legacy Financial Guarantee Insurance	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated (2)
Revenues:
Net premiums earned	$13	$53			$66	$14	$15			$29
Commission income			$31		$31			$25		$25
Program fees		$6			$6		$4			$4
Net investment income (loss)	$70	$3	$—	$4	$78	$63	$2		$4	$69
Net investment gains (losses), including impairments	$—	$—		$5	$4	$(8)	$—		$—	$(8)
Net gains (losses) on derivative contracts	$2			$—	$2	$(3)			$—	$(3)
Other (1)	$21	$—	$—	$—	$21	$4	$—	$—	$—	$4
Total revenues (2)	$107	$61	$31	$8	$207	$71	$20	$25	$4	$120
Expenses:
Losses and loss adjustment expenses	$(26)	$42			$16	$15	$10			$25
Amortization of deferred acquisition costs, net	$—	$10			$10	$—	$3			$3
Commission expenses			$18		$18			$14		$14
General and administrative expenses (3)	$44	$8	$6	$24	$82	$52	$8	$5	$7	$72
Depreciation expense (3)	$—	$—	$—	$1	$1	$1	$—	$—	$—	$1
Intangible amortization	$18		$2		$21	$11		$2		$13
Interest expense	$32				$32	$32				$32
Total expenses (2)	$69	$61	$26	$24	$180	$111	$21	$20	$8	$160
Pretax income (loss)	$38	$1	$5	$(16)	$27	$(40)	$(1)	$4	$(3)	$(40)
(1)Other revenues include the following line item on the Consolidated Statements of Total Comprehensive Income: Income (loss) on variable interest entities and other income.
(2)Inter-segment revenues and inter-segment pre-tax income (loss) amounts are insignificant and are not presented separately.
(3)The Consolidated Statements of Comprehensive Income presents the sum of these items as General & Administrative Expenses.

Ambac Financial Group, Inc.	12	Second Quarter 2024 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
3.    INVESTMENTS
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
Fixed Maturity Securities:
The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at June 30, 2024 and December 31, 2023, were as follows:

	June 30, 2024:					December 31, 2023:
	Amortized Cost	Allowance for Credit Losses (2)	Gross Unrealized		Estimated Fair Value	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses
Fixed maturity securities:
Municipal obligations	$71	$—	$1	$2	$71	$72	—	$1	$1	$72
Corporate obligations	786	—	2	46	742	785	—	4	44	745
Foreign obligations	111	—	—	7	105	105	—	1	6	100
U.S. government obligations	108	—	—	4	105	85	—	1	4	82
Residential mortgage-backed securities	240	3	28	13	253	239	3	28	14	250
Commercial mortgage-backed securities	46	—	—	—	46	19	—	—	—	19
Collateralized debt obligations	141	—	1	—	141	139	—	1	1	139
Other asset-backed securities (1)	234	—	12	5	241	301	—	3	1	303
	1,737	3	45	77	1,703	1,744	3	40	71	1,710
Short-term	314	—	—	—	314	426	—	—	—	426
	2,051	3	45	77	2,017	2,170	3	40	71	2,135
Fixed maturity securities pledged as collateral:
U.S. government obligations	27	—	—	1	25	—	—	—	—	—
Short-term	—	—	—	—	—	27	—	—	—	27
	27	—	—	1	25	27	—	—	—	27
Total available-for-sale investments	$2,078	$3	$45	$78	$2,043	$2,197	3	$40	$71	$2,162
(1)Consists primarily of military housing and student loan securities.
(2)For the three and six months ended June 30, 2024, the allowance for credit losses changed by $0 on residential mortgage-backed securities for which credit losses were not previously recorded.

The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at June 30, 2024, by contractual maturity, were as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$439	$437
Due after one year through five years	543	521
Due after five years through ten years	304	279
Due after ten years	132	124
	1,418	1,361
Residential mortgage-backed securities	240	253
Commercial mortgage-backed securities	46	46
Collateralized debt obligations	141	141
Other asset-backed securities	234	241
Total	$2,078	$2,043
Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.
Unrealized Losses on Fixed Maturity Securities:
The following table shows gross unrealized losses and fair values of Ambac’s available-for-sale investments, excluding VIE investments, which at June 30, 2024 and December 31, 2023, did not have an allowance for credit losses This information is aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2024 and December 31, 2023:

Ambac Financial Group, Inc.	13	Second Quarter 2024 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)

	June 30, 2024						December 31, 2023
	Less Than 12 Months		12 Months or More		Total		Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Fixed maturity securities:
Municipal obligations	$21	$—	$15	$1	$35	$2	$7	$—	$16	$1	$23	$1
Corporate obligations	125	3	493	43	618	46	75	2	509	43	584	44
Foreign obligations	25	—	55	7	80	7	8	—	56	6	64	6
U.S. government obligations	58	1	37	3	95	4	27	1	37	2	63	4
Residential mortgage-backed securities	16	—	113	13	129	13	6	—	98	14	104	14
Commercial mortgage-backed securities	17	—	—	—	17	—	3	—	—	—	3	—
Collateralized debt obligations	18	—	3	—	22	—	1	—	93	1	95	1
Other asset-backed securities	45	1	72	4	117	5	57	1	35	1	92	1
	326	5	787	71	1,113	77	184	4	844	68	1,028	71
Short-term	46	—	—	—	46	—	4	—	—	—	4	—
	372	5	787	71	1,159	77	187	4	844	68	1,032	71
U. S. government obligations	25	1	—	—	25	1	—	—	—	—	—	—
Total collateralized investments	25	1	—	—	25	1	—	—	—	—	—	—
Total temporarily impaired securities	$398	$7	$787	$71	$1,184	$78	$187	$4	$844	$68	$1,032	$71

Management has determined that the securities in the above table do not have credit impairment as of June 30, 2024 and December 31, 2023, based upon (i) no actual or expected principal and interest payment defaults on these securities; (ii) analysis of the creditworthiness of the issuer and financial guarantor, as applicable, and (iii) for debt securities that are non-highly rated beneficial interests in securitized financial assets, analysis of whether there was an adverse change in projected cash flows. Management's evaluation as of June 30, 2024, includes the expectation that all principal and interest payments on securities guaranteed by AAC or Ambac UK will be made timely and in full.
Ambac’s assessment about whether a security is credit impaired reflects management’s current judgment regarding facts and circumstances specific to the security and other factors. If that judgment changes, Ambac may record a charge for credit impairment in future periods.
The declines in fair value and resultant unrealized losses across asset classes as of June 30, 2024, included in the above table resulted from the impact of increasing interest rates and market spreads. Management has determined that the securities with unrealized losses are not credit impaired. Further discussion of management's assessment with respect to security categories with larger unrealized loss balances is below.
Corporate obligations
The gross unrealized losses on corporate obligations as of June 30, 2024, resulted primarily from an increase in interest rates since the securities were purchased. Unrealized losses of $45 related to 733 investment grade securities with an average unrealized loss equal to 7% of amortized cost at June 30, 2024. Securities that have below investment grade credit ratings or are unrated comprise less than a million of the gross unrealized loss and have an average unrealized loss equal to 8% of amortized cost at June 30, 2024. Management believes that the full and timely receipt of all principal and interest payment on corporate obligations with unrealized losses as of June 30, 2024, is probable.
Residential mortgage-backed securities and Other asset-backed securities
As of June 30, 2024, $13 of the unrealized loss on residential mortgage-backed securities related to 15 Ambac insured securities. Five of these account for $13 of the unrealized loss and have an average unrealized loss equal to 12% of amortized cost. The $5 unrealized loss on other asset backed securities related primarily to 13 Ambac-insured securities that have an average unrealized loss equal to 5% of amortized cost.
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

Ambac Financial Group, Inc.	14	Second Quarter 2024 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
Investment Income (Loss)
Net investment income (loss) was comprised of the following for the affected periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fixed maturity securities	$22	$19	$45	$35
Short-term investments	5	5	10	10
Investment expense	(1)	(1)	(3)	(3)
Securities available-for-sale and short-term	26	22	52	43
Fixed maturity securities - trading	2	4	4	5
Other investments	8	9	21	22
Total net investment income (loss)	$36	$35	$78	$69
Net investment income (loss) from Other investments primarily represents changes in fair value on equity securities, including certain pooled investment funds, and income from investment limited partnerships and other equity interests accounted for under the equity method.
Net Investments Gains (Losses), including Impairments:
The following table details amounts included in net investment gains (losses) and impairments included in earnings for the affected periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Gross realized gains on securities	$7	$—	$7	$1
Gross realized losses on securities	(1)	(2)	(1)	(3)
Foreign exchange gains (losses)	(1)	(2)	—	(4)
Credit impairments	(2)	—	(1)	(1)
Intent / requirement to sell impairments	—	—	—	—
Net investment gains (losses), including impairments	$4	$(3)	$4	$(8)
Ambac had an allowance for credit losses of $3 and $1 at June 30, 2024 and 2023, respectively.
Ambac did not purchase any financial assets with credit deterioration for the three and six months ended June 30, 2024 and 2023.
Counterparty Collateral, Deposits with Regulators and Other Restrictions:
Ambac routinely pledges and receives collateral related to certain transactions. Securities held directly in Ambac’s investment portfolio with a fair value of $25 and $27 at June 30, 2024 and December 31, 2023, respectively, were pledged to derivative counterparties. Ambac’s derivative counterparties have the right to re-pledge the investment securities and as such, these pledged securities are separately classified on the Consolidated Balance Sheets as either "Fixed maturity securities pledged as collateral, at fair value" or "Short-term investments pledged as collateral, at fair value." Refer to Note 6. Derivative Instruments for further information on cash collateral. There was no cash or securities received from other counterparties that were re-pledged by Ambac.
Securities carried at $29 and $24 at June 30, 2024 and December 31, 2023, respectively, were deposited by Ambac's insurance subsidiaries with governmental authorities or designated custodian banks as required by laws affecting insurance companies. Invested assets carried at $1 and $1 at June 30, 2024 and December 31, 2023, were deposited as security in connection with a letter of credit issued for an office lease. Fiduciary funds held by Ambac's insurance distribution subsidiaries, carried at $2 and $2 at June 30, 2024 and December 31, 2023, respectively, are included in the invested assets.
Guaranteed Securities:
Ambac’s fixed maturity portfolio includes securities covered by guarantees issued by AAC or Ambac UK (“insured securities”). The following table represents the fair value and weighted-average underlying rating of insured securities in Ambac's investment portfolio at June 30, 2024 and December 31, 2023, respectively:

	June 30, 2024	December 31, 2023
Municipal obligations	$8	$9
Mortgage-backed securities	244	240
Asset-backed securities	151	232
Total	$403	482
Weighted average underlying rating	B-	B-
(1)Ratings are based on the lower of Standard & Poor’s or Moody’s rating. If unavailable, Ambac’s internal rating is used.

Ambac Financial Group, Inc.	15	Second Quarter 2024 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
Other Investments:
Ambac's investment portfolio includes interests in various pooled investment funds. Fair value and additional information about investments in pooled funds, by investment type, is summarized in the table below. Except as noted in the table, fair value as reported is determined using net asset value ("NAV") as a practical expedient. Redemption of certain funds valued using NAV may be subject to withdrawal limitations and/or redemption fees which vary with the timing and notification of withdrawal provided by the investor. In addition to these investments, Ambac has unfunded commitments of $30 to private credit and private equity funds at June 30, 2024.

	Fair Value
Class of Funds	June 30, 2024	December 31, 2023	Redemption Frequency	Redemption Notice Period
Hedge funds (1)	$117	$112	quarterly or semi-annually	90 days
Private credit (2)	83	84	quarterly if permitted	180 days if permitted
High yields and leveraged loans (3) (10)	137	85	daily	0 - 30 days
Equity market investments (4) (10)	40	38	daily	0 days
Investment grade floating rate income (5)	53	52	weekly	0 days
Private equity (6)	79	70	quarterly if permitted	90 days if permitted
Real estate properties (7)	—	21	see footnote (7)	see footnote (7)
Convertible bonds (8)(10)	23	—	daily	0 days
Insurance-linked investments (9)	—	1	see footnote (9)	see footnote (9)
Total equity investments in pooled funds	$533	$463

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
(7)Investments consisted of UK property to generate income and capital growth. The fund in which Ambac was invested has terminated on May 30, 2024 and is in the process of distributing remaining capital. Amounts owed Ambac from the fund are included in Other assets on the Consolidated Balance Sheet as of June 30, 2024.
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
(10)These categories include fair value amounts totaling $153 and $77 at June 30, 2024 and December 31, 2023, respectively, that are readily determinable and are priced through pricing vendors, including for Equity market investments $40 and $38, High yield and leveraged loans products $89 and $39, and Convertible bonds investments $23 and $0.
Other investments also include preferred equity investments with a carrying value of $26 and $13 as of June 30, 2024 and December 31, 2023, respectively, that do not have readily determinable fair values and are carried at cost, less any impairments as permitted under the Investments — Equity Securities Topic of the ASC. Impairments of $1 were recorded on these investments in the three and six months ended June 30, 2024. There were no adjustments to fair value to reflect observable price changes in identical or similar investments from the same issuer during the three and six months ended June 30, 2023.
The portion of net unrealized gains (losses) related to securities classified as trading and equity securities, excluding those reported using the equity method, still held at the end of each period is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net gains (losses) recognized during the period on trading and equity securities	$5	$9	$12	$16
Less: net gains (losses) recognized during the reporting period on trading and equity securities sold during the period	3	6	3	10
Unrealized gains (losses) recognized during the reporting period on trading and equity securities still held at the reporting date	$2	$2	$9	$6

Ambac Financial Group, Inc.	16	Second Quarter 2024 Form 10-Q

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
Fair Value Hierarchy:
The Fair Value Measurement Topic of the ASC specifies a fair value hierarchy based on whether the inputs to valuation techniques used to measure fair value are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Company-based assumptions. The fair value hierarchy has three broad levels as follows:

●	Level 1	Quoted prices for identical instruments in active markets. Assets and liabilities classified as Level 1 include US Treasury and foreign government obligations traded in highly liquid and transparent markets, certain highly liquid pooled fund investments, exchange traded futures contracts and money market funds.

●	Level 2	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Assets and liabilities classified as Level 2 generally include investments in fixed maturity securities representing municipal, asset-backed and corporate obligations, certain interest rate swap contracts and most long-term debt of variable interest entities consolidated under the Consolidation Topic of the ASC.

●	Level 3	Model derived valuations in which one or more significant inputs or significant value drivers are unobservable. This hierarchy requires the use of observable market data when available. Assets and liabilities classified as Level 3 include certain uncollateralized interest rate swap contracts and certain investments in fixed maturity securities. Additionally, Level 3 assets and liabilities generally include loan receivables, and certain long-term debt of variable interest entities consolidated under the Consolidation Topic of the ASC.
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
The following table sets forth the carrying amount and fair value of Ambac’s financial assets and liabilities as of June 30, 2024 and December 31, 2023, including the level within the fair value hierarchy at which fair value measurements are categorized. As required by the Fair Value Measurement Topic of the ASC, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Ambac Financial Group, Inc.	17	Second Quarter 2024 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)

	June 30, 2024					December 31, 2023
	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:			Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
			Level 1	Level 2	Level 3			Level 1	Level 2	Level 3
Financial assets:
Fixed maturity securities:
Municipal obligations	$101	$101	$—	$101	$—	$99	$99	$—	$99	$—
Corporate obligations	742	742	—	742	—	745	745	—	726	19
Foreign obligations	105	105	105	—	—	100	100	100	—	—
U.S. government obligations	105	105	105	—	—	82	82	82	—	—
Residential mortgage-backed securities	253	253	—	253	—	250	250	—	250	—
Commercial mortgage-backed securities	46	46	—	46	—	19	19	—	19	—
Collateralized debt obligations	141	141	—	141	—	139	139	—	139	—
Other asset-backed securities	241	241	—	164	77	303	303	—	235	68
Fixed maturity securities, pledged as collateral:
U.S. government obligations	25	25	25	—	—	—	—	—	—	—
Short-term	—	—	—	—	—	27	27	27	—	—
Short term investments	314	314	313	1	—	426	426	421	5	—
Other investments (1)	558	533	153	—	—	475	463	77	—	—
Cash, cash equivalents and restricted cash	35	35	35	—	—	28	28	27	2	—
Other assets - Derivatives:
Interest rate swaps—asset position	18	18	—	—	18	25	25	—	—	25
Warrants	1	1	—	—	1	1	1	—	—	1
Other assets-Loans	2	1	—	—	1	2	2	—	—	2
Variable interest entity assets:
Fixed maturity securities: Corporate obligations, fair value option	2,010	2,010	—	—	2,010	2,072	2,072	—	—	2,072
Fixed maturity securities: Municipal obligations, available-for-sale	91	91	—	91	—	95	95	—	95	—
Restricted cash	62	62	62	—	—	246	246	246		—
Loans	1,567	1,567	—	—	1,567	1,663	1,663	—	—	1,663
Derivative assets: Interest rate swaps—asset position	174	174	—	174	—	190	190	—	190	—
Derivative assets: Currency swaps—asset position	34	34	—	34	—	36	36	—	36	—
Total financial assets	$6,626	$6,600	$797	$1,748	$3,675	$7,022	$7,010	$979	$1,795	$3,850
Financial liabilities:
Long term debt, including accrued interest	$1,015	$772	$—	$753	$19	$983	$697	$—	$679	$18
Other liabilities - Derivatives:
Interest rate swaps—liability position	25	25	—	25	—	35	35	—	35	—
FX forward	—	—	—	—	—	—	—	—	—	—
Liabilities for net financial guarantees written (2)	229	488	—	—	488	292	788	—	—	788
Variable interest entity liabilities:
Long-term debt	2,853	2,852	—	2,646	205	2,967	2,980	—	2,760	220
Derivative liabilities: Interest rate swaps—liability position	1,136	1,136	—	1,136	—	1,197	1,197	—	1,197	—
Total financial liabilities	$5,258	$5,273	$—	$4,561	$712	$5,474	$5,697	$—	$4,671	$1,026
(1)Excluded from the fair value measurement categories in the table above are investment funds of $380 and $386 as of June 30, 2024 and December 31, 2023, respectively, which are measured using NAV as a practical expedient. Also excluded from the fair value amounts in the table above are equity securities with a carrying value of $26 and $13 as of June 30, 2024 and December 31, 2023, respectively, that do not have readily determinable fair values and have carrying amounts determined using the measurement alternative.
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

Ambac Financial Group, Inc.	18	Second Quarter 2024 Form 10-Q

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
Fixed Maturity Securities:
The fair values of fixed maturity investment securities are based primarily on market prices received from broker quotes or alternative pricing sources. Because many fixed maturity securities do not trade on a daily basis, pricing sources apply available market information through processes such as matrix pricing to calculate fair value. Such prices generally consider a variety of factors, including recent trades of the same and similar securities. In those cases, the items are classified within Level 2. For those fixed maturity investments where quotes were not available or cannot be reasonably corroborated, fair values are based on internal valuation models. Key inputs to the internal valuation models generally include maturity date, coupon and yield curves for asset-type and credit rating characteristics that closely match those characteristics of the specific investment securities being valued. Items valued using valuation models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be significant inputs that are readily observable. Longer (shorter) expected maturities or higher (lower) yields used in the valuation model will, in isolation, result in decreases (increases) in fair value. Generally, lower credit ratings or longer expected maturities will be accompanied by higher yields used to value a security. At June 30, 2024, approximately 2%, 94% and 4% of the fixed maturity investment portfolio (excluding variable interest entity investments) was valued using broker quotes, alternative pricing sources and internal valuation models, respectively. At December 31, 2023, approximately 2%, 94% and 4% of the fixed maturity investment portfolio (excluding variable interest entity investments) was valued using broker quotes, alternative pricing sources and internal valuation models, respectively.
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
Information about the valuation inputs for fixed maturity securities classified as Level 3 is included below:
Other asset-backed securities: This security is a subordinated tranche of a securitization collateralized by Ambac-insured military housing bonds. The fair value classified as Level 3 was $77 and $68 at June 30, 2024 and December 31, 2023, respectively. Fair value was calculated using a discounted cash flow approach with expected future cash flows discounted using a yield consistent with the security type and rating. Significant inputs for the valuation at June 30, 2024 and December 31, 2023 include the following:

	June 30, 2024:	December 31, 2023:
a. Coupon rate:	5.98%	5.97%
b. Average Life:	12.47 years	12.80 years
c. Yield:	10.00%	12.00%
Corporate obligations: This includes certain investments in convertible debt securities. The fair value classified as Level 3 was $0 and $19 at June 30, 2024 and December 31, 2023, respectively. Fair value was calculated by discounting cash flows with weighted average maturity of 0.89 years and yield of 11.2% at December 31, 2023. Yields used are consistent with the security type and rating.
Other Investments:
Other investments primarily relate to investments in pooled investment funds. The fair value of pooled investment funds is determined using dealer quotes or alternative pricing sources when such investments have readily determinable fair values. When fair value is not readily determinable, pooled investment funds are valued using NAV as a practical expedient as permitted under the Fair Value Measurement Topic of the ASC. Refer to Note 3. Investments for additional information about such investments in pooled funds that are reported at fair value using NAV as a practical expedient.
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

Ambac Financial Group, Inc.	19	Second Quarter 2024 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
on such contracts include collateral posting provisions, right of set-off with the counterparty, the period of time remaining on the derivative and the pricing of recent terminations. The aggregate Ambac CVA impact was not significant to the fair value of derivatives at June 30, 2024 or December 31, 2023.
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
Ambac holds warrants to purchase equity shares of development stage companies. These warrants have a fair value of $1 and $1 as of June 30, 2024 and December 31, 2023, respectively. Fair value was determined using a standard warrant valuation model with internally developed input assumptions.
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
Variable Interest Entity Assets and Liabilities:
The financial assets and liabilities of Legacy Financial Guarantee Insurance VIEs ("FG VIEs") consolidated under the Consolidation Topic of the ASC consist primarily of fixed maturity securities and loans held by the VIEs, derivative instruments and notes issued by the VIEs which are reported as long-term debt. As described in Note 8. Variable Interest Entities, these FG VIEs are securitization entities which have liabilities and/or assets guaranteed by AAC or Ambac UK.
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
The fair value of FG VIE fixed maturity securities and loan assets are generally based on Level 2 market price quotes received from independent market sources when available. When FG VIE asset fair values are not readily available from market quotes, values are estimated internally. Internal valuations of FG VIE’s fixed maturity securities or loan assets are derived from the fair values of the notes issued by the respective VIE and the VIE’s derivatives, determined as described above, adjusted for the fair values of Ambac’s financial guarantees associated with the VIE. The fair value of financial guarantees consist of: (i) estimated future premium cash flows discounted at a rate consistent with that implicit in the fair value of the VIE’s liabilities and (ii) estimates of future claim payments discounted at a rate that includes Ambac’s own credit risk. Estimated future premium payments to be paid by the VIEs were discounted at a weighted average rate of 6.6% and 6.3% at June 30, 2024 and December 31, 2023, respectively. At June 30, 2024, the range of these discount rates was between 5.8% and 8.2%. At December 31, 2023, the range of these discount rates were between 5.3% and 7.8%.
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

Ambac Financial Group, Inc.	20	Second Quarter 2024 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)

Level 3 - Financial Assets and Liabilities Accounted for at Fair Value
			VIE Assets
	Investments	Derivatives	Investments	Loans	Total
Three Months Ended June 30, 2024:
Balance, beginning of period	$87	$21	$2,070	$1,604	$3,782
Total gains/(losses) realized and unrealized:
Included in earnings	7	(3)	(51)	29	(19)
Included in other comprehensive income	9	—	3	3	15
Settlements	(26)	—	(12)	(68)	(106)
Balance, end of period	$77	$18	$2,010	$1,567	$3,672
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$7	$(3)	$(51)	$29	$(19)
The amount of total gains/(losses) included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$9	$—	$3	$3	$15

Three Months Ended June 30, 2023:
Balance, beginning of period	$81	$31	$2,003	$1,856	$3,972
Total gains/(losses) realized and unrealized:
Included in earnings	—	(5)	(53)	(66)	(124)
Included in other comprehensive income	—	—	14	50	64
Settlements	—	—	(12)	(69)	(81)
Balance, end of period	$81	$25	$1,952	$1,772	$3,831
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(5)	$(53)	$(66)	$(124)
The amount of total gains/(losses) included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$14	$50	$64

Ambac Financial Group, Inc.	21	Second Quarter 2024 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)

Level 3 - Financial Assets and Liabilities Accounted for at Fair Value
			VIE Assets
	Investments	Derivatives	Investments	Loans	Total
Six Months Ended June 30, 2024:
Balance, beginning of period	$87	$26	$2,072	$1,663	$3,848
Additions of VIEs consolidated					—
Total gains/(losses) realized and unrealized:
Included in earnings	7	(8)	(32)	49	16
Included in other comprehensive income	9	—	(18)	(14)	(23)
Purchases	—	—	—	—	—
Settlements	(27)	—	(12)	(132)	(170)
Balance, end of period	$77	$18	$2,010	$1,567	$3,672
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$7	$(8)	$(32)	$49	$16
The amount of total gains/(losses) included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$9	$—	$(18)	$(14)	$(23)

Six Months Ended June 30, 2023:
Balance, beginning of period	$79	$26	$1,828	$1,829	$3,762
Additions of VIEs consolidated	—	—	—	—	—
Total gains/(losses) realized and unrealized:
Included in earnings	1	—	80	(7)	73
Included in other comprehensive income	3	—	57	92	152
Purchases	—	—	—	—	—
Settlements	(1)	—	(12)	(141)	(155)
Balance, end of period	$81	$25	$1,952	$1,772	$3,831
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$1	$—	$80	$(7)	$73
The amount of total gains/(losses) included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$3	$—	$57	$92	152
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
Gains and losses (realized and unrealized) relating to Level 3 assets and liabilities included in earnings for the affected periods are reported as follows:

	Three Months Ended June 30, 2024				Three Months Ended June 30, 2023
	Net Investment Income	Net Gains (Losses) on Derivative Contracts	Income (Loss) on Variable Interest Entities	Other Income or (Expense)	Net Investment Income	Net Gains (Losses) on Derivative Contracts	Income (Loss) on Variable Interest Entities	Other Income or (Expense)
Total gains (losses) included in earnings for the period	$7	$(3)	$(22)	$—	$—	$(5)	$(119)	$—
Changes in unrealized gains (losses) relating to financial instruments still held at the reporting date	9	(3)	(22)	—	—	(5)	(119)	—

	Six Months Ended June 30, 2024				Six Months Ended June 30, 2023
	Net Investment Income	Net Gains (Losses) on Derivative Contracts	Income (Loss) on Variable Interest Entities	Other Income or (Expense)	Net Investment Income	Net Gains (Losses) on Derivative Contracts	Income (Loss) on Variable Interest Entities	Other Income or (Expense)
Total gains or losses included in earnings for the period	$7	$(8)	$17	$—	$1	$—	$72	$—
Changes in unrealized gains or losses included in earnings relating to the assets and liabilities still held at the reporting date	9	(8)	17	—	—	—	72	—

Ambac Financial Group, Inc.	22	Second Quarter 2024 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
5.    INSURANCE CONTRACTS
Amounts presented in this Note relate only to Ambac’s non-derivative insurance business for insurance policies issued to beneficiaries, excluding consolidated VIEs.
Premiums:
The effect of reinsurance on premiums written and earned was as follows:

	Three Months Ended June 30,
	2024		2023
	Written	Earned	Written	Earned
Direct	$93	$79	$55	$52
Assumed	20	17	—	—
Ceded	79	64	100	37
Net premiums	$34	$33	$(45)	$15

	Six Months Ended June 30,
	2024		2023
	Written	Earned	Written	Earned
Direct	$174	$154	$115	$98
Assumed	38	33	—	—
Ceded	150	121	142	69
Net premiums	$62	$66	$(27)	$29
The following table summarizes net premiums earned by location of risk:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	$30	$12	$60	$23
United Kingdom	3	3	5	5
Other international	—	1	1	1
Total	$33	$15	$66	$29
Premium Receivables, including credit impairments:
Premium receivables at June 30, 2024 and December 31, 2023 were $317 and $290, respectively.
•Legacy financial guarantee premium receivables are discounted using an appropriate risk-free rate corresponding to the weighted average life of each policy and currency to discount the future premiums contractually due or expected to be collected. The weighted average risk-free rate at June 30, 2024 and December 31, 2023, was 3.2% and 3.2%, respectively, and the weighted average period of future premiums used to estimate the premium receivable at
June 30, 2024 and December 31, 2023, was 7.6 years and 8.0 years, respectively.
•Specialty property and casualty premium receivables are not discounted and are typically paid upfront. Any receivables for such amounts are generally collected in the following period. Non-payment of premium by the policyholder may lead to policy cancellation. Premium receivables related to assumed reinsurance are paid on an installment basis.
Below is the gross premium receivable roll-forward, net of the allowance for credit losses, for the affected periods:

Six Months Ended June 30,	2024	2023
Beginning premiums receivable	290	269
Premiums written on new business, net of commissions	159	83
Premium receipts	(134)	(90)
Adjustments for changes in expected and contractual cash flows for contracts (1)	(2)	6
Accretion of premium receivable discount for contracts	4	4
Changes in allowance for credit losses	1	1
Other adjustments (including foreign exchange) (2)	(1)	4
Ending premium receivable (3)	317	276
(1)Adjustments for changes in expected and contractual cash flows are primarily due to inflation indexation and reductions in insured exposure as a result of early policy terminations and unscheduled principal paydowns for financial guarantee policies.
(2)Includes foreign exchange gains/(losses) of $(1) and $4 for 2024 and 2023, respectively.
(3)Premium receivable includes premiums to be received in foreign denominated currencies most notably in British Pounds and Euros. At June 30, 2024 and 2023, premium receivables include British Pounds of $70 (£55) and $76 (£60), respectively, and Euros of $12 (€11) and $14 (€12), respectively.
Management evaluates premium receivables for expected credit losses ("credit impairment") in accordance with the CECL standard, which is further described in the Notes to Consolidated Financial Statements included in Ambac's Annual Report on Form 10-K for the year ended December 31, 2023. The key indicator management uses to assess the credit quality of legacy financial guarantee premium receivables is Ambac's internal risk classifications for the insured obligation determined by the Risk Management Group.
Below is the amortized cost basis of financial guarantee premium receivables by risk classification code and asset class as of June 30, 2024 and December 31, 2023:

Ambac Financial Group, Inc.	23	Second Quarter 2024 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)

	Surveillance Categories as of June 30, 2024						Surveillance Categories as of December 31, 2023
Type of Guaranteed Bond	I	IA	II	III	IV	Total	I	IA	II	III	IV	Total
Public Finance:
Housing revenue	$127	$3	$5	$—	$—	$134	$131	$3	$5	$—	$—	$139
Other	1	—	—	—	—	1	1	—	—	—	—	1
Total Public Finance	128	3	5	—	—	135	133	3	5	—	—	140

Structured Finance:
Mortgage-backed and home equity	—	—	—	—	10	11	—	—	—	—	11	12
Student loan	—	—	—	3	1	4	—	—	—	7	—	7
Other	3	—	—	—	—	3	4	—	—	—	—	4
Total Structured Finance	3	—	—	3	10	17	4	—	—	7	11	22

International:
Sovereign/sub-sovereign	58	5	—	—	—	63	51	13	—	—	—	64
Investor-owned and public utilities	16	—	—	—	—	16	18	—	—	—	—	18
Other	3	—	—	—	—	3	3	—	—	—	—	3
Total International	77	5	—	—	—	82	72	13	—	—	—	85
Total (1) (2)	$209	$8	$5	$3	$10	$235	$210	$16	$5	$7	$11	$248
(1)    Excludes specialty property and casualty premium receivables of $85 and $46 at June 30, 2024 and December 31, 2023, respectively.
(2)    The underwriting origination dates for all policies included are greater than five years prior to the current reporting date.
Below is a rollforward of the premium receivable allowance for credit losses as of June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning balance	$3	$5	$4	$5
Current period provision (benefit)	—	(1)	(2)	(1)
Write-offs of the allowance	—	—	—	—
Recoveries of previously written-off amounts	—	—	—	—
Ending balance (1)	$3	$5	$3	$5
(1)At June 30, 2024 and 2023, $1 and $0 of premiums were past due.
The following table summarizes the future Legacy Financial Guarantee gross undiscounted premiums to be collected and future premiums earned, net of reinsurance at June 30, 2024:

	Future Premiums to be Collected (1)	Future Premiums to be Earned Net of Reinsurance (2)
Three months ended:
September 30, 2024	$7	$4
December 31, 2024	5	4
Twelve months ended:
December 31, 2025	25	15
December 31, 2026	24	15
December 31, 2027	23	15
December 31, 2028	22	14
Five years ended:
December 31, 2033	92	54
December 31, 2038	54	27
December 31, 2043	25	9
December 31, 2048	12	4
December 31, 2053	2	1
December 31, 2058	—	—
Total	$293	$163
(1)Future premiums to be collected are undiscounted, gross of allowance for credit losses, and are used to derive the discounted premium receivable asset recorded on Ambac's balance sheet.
(2)Future premiums to be earned, net of reinsurance relate to the unearned premiums liability and deferred ceded premium asset recorded on Ambac’s balance sheet. The use of contractual lives for many bond types which do not have homogeneous pools of underlying collateral is required in the calculation of the premium receivable, as further described in the Notes to Consolidated Financial Statements included in Ambac's Annual Report on Form 10-K for the year ended December 31, 2023. This results in a different premium receivable balance than if expected lives were considered. If installment paying policies are retired or prepay early, premiums reflected in the premium receivable asset and amounts reported in the above table for such policies may not be collected. Future premiums to be earned also considers the use of contractual lives for many bond types which do not have homogeneous pools of underlying collateral, which may result in different unearned premium than if expected lives were considered. If those bonds types are retired early, premium earnings may be negative in the period of call or refinancing.

Ambac Financial Group, Inc.	24	Second Quarter 2024 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
Loss and Loss Expense Reserves:
Ambac’s loss and loss expense reserves (“loss reserves”) are based on management’s on-going review of the insured portfolio. Below are the components of the loss and loss expense reserves and the subrogation recoverable asset at June 30, 2024 and December 31, 2023:

	June 30, 2024					December 31, 2023
	Specialty Property and Casualty	Legacy Financial Guarantee				Specialty Property and Casualty	Legacy Financial Guarantee
		Present Value of Expected Net Cash Flows					Present Value of Expected Net Cash Flows
Balance Sheet Line Item	Gross Loss and Loss Expense Reserves	Claims and Loss Expenses	Recoveries	Unearned Premium Revenue	Gross Loss and Loss Expense Reserves	Gross Loss and Loss Expense Reserves	Claims and Loss Expenses	Recoveries	Unearned Premium Revenue	Gross Loss and Loss Expense Reserves
Loss and loss expense reserves	$286	$669	$(51)	$(14)	$890	$197	$779	$(55)	$(28)	$893
Subrogation recoverable	—	7	(136)	—	(128)	—	1	(139)	—	(137)
Totals	$286	$676	$(186)	$(14)	$762	$197	$780	$(194)	$(28)	$756

Below is the loss and loss reserve expense roll-forward, net of subrogation recoverable and reinsurance, for the affected periods:

Six Months Ended June 30,	2024	2023
Beginning gross loss and loss expense reserves	$756	$534
Reinsurance recoverable	186	115
Beginning balance of net loss and loss expense reserves	570	419
Losses and loss expenses (benefit):
Current year	40	8
Prior years	(23)	18
Total (1)	17	25
Loss and loss expenses paid (recovered):
Current year	3	1
Prior years	63	(136)
Total	66	(135)
Foreign exchange effect	—	—
Ending net loss and loss expense reserves	520	580
Reinsurance recoverable (2)	242	144
Ending gross loss and loss expense reserves	$762	$724
(1)Total losses and loss expenses (benefit) includes $(98) and $(45) for the six months ended June 30, 2024 and 2023, respectively, related to ceded reinsurance.
(2)Represents reinsurance recoverable on future loss and loss expenses. Additionally, the Balance Sheet line "Reinsurance recoverable on paid and unpaid losses" includes reinsurance recoverables (payables) of $35 and $5 as of June 30, 2024 and 2023, respectively, related to previously presented loss and loss expenses and subrogation.
For 2024, the favorable development in prior years was largely driven by the positive impact of discount rates on the structured finance portfolio and assumption changes in the international portfolio, all in the legacy financial guarantee segment. This is partially offset by adverse development in prior years within the SPC segment, primarily related to commercial auto.
For 2023, the adverse development in prior years was largely driven by the impact of lower discount rates on the RMBS portfolio, partially offset by assumption changes in the international portfolio, both in the legacy financial guarantee segment.

Ambac Financial Group, Inc.	25	Second Quarter 2024 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
Legacy Financial Guarantee Loss Reserves:
The tables below summarize information related to policies currently included in Ambac’s loss and loss expense reserves or subrogation recoverable at June 30, 2024 and December 31, 2023, excluding consolidated VIEs. Gross par exposures include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bond. The weighted average risk-free rate used to discount loss reserves at June 30, 2024 and December 31, 2023,was 4.4% and 4.6%, respectively.

Surveillance Categories as of June 30, 2024
	I	IA	II	III	IV	V	Total
Number of policies	24	3	10	11	91	4	143
Remaining weighted-average contract period (in years) (1)	5	18	12	11	12	8	11
Gross insured contractual payments outstanding:
Principal	$219	$194	$439	$269	$1,439	$21	$2,581
Interest	18	182	253	99	573	16	1,141
Total	$237	$376	$692	$368	$2,012	$37	$3,722
Gross undiscounted claim liability	$—	$9	$39	$231	$809	$37	$1,126
Discount, gross claim liability	—	(2)	(7)	(77)	(359)	(8)	(452)
Gross claim liability before all subrogation and before reinsurance	—	7	32	155	450	29	674
Less:
Gross other subrogation (2)	(13)	(3)	(1)	(25)	(211)	(11)	(263)
Discount, other subrogation	2	—	—	4	67	3	77
Discounted other subrogation, before reinsurance	(10)	(3)	—	(21)	(144)	(8)	(186)
Gross claim liability, net of all subrogation and discounts, before reinsurance	(10)	4	32	134	307	21	487
Less: Unearned premium revenue	—	(2)	(4)	2	(9)	(1)	(14)
Plus: Loss expense reserves	1	1	—	—	1	—	3
Gross loss and loss expense reserves	$(9)	$2	$28	$136	$298	$21	$476
Reinsurance recoverable reported on Balance Sheet (3)	$—	$—	$8	$14	$4	$—	$26
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

Ambac Financial Group, Inc.	26	Second Quarter 2024 Form 10-Q

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
Ambac’s reinsurance assets, including deferred ceded premiums and reinsurance recoverables on losses amounted to $509 at June 30, 2024. Credit exposure existed at June 30, 2024, with respect to reinsurance recoverables to the extent that any reinsurer may not be able to reimburse Ambac under the terms of these reinsurance arrangements. At June 30, 2024, there were ceded reinsurance balances payable of $140 offsetting this credit exposure. Contractually ceded reinsurance payables can only be offset against amounts owed from the same reinsurer in the event that such reinsurer is unable to meet its obligations to reimburse Ambac.
To minimize its credit exposure to losses from reinsurer insolvencies, Ambac (i) is entitled to receive collateral from certain reinsurance counterparties in certain reinsurance contracts and (ii) has certain cancellation rights that can be exercised by Ambac in the event of rating agency downgrades of a reinsurer (among other events and circumstances). Ambac held letters of credit and collateral amounting to $66 from its reinsurers at June 30, 2024 of which $38 relates to Legacy Financial Guarantee Insurance and $28 relates to Specialty Property and Casualty Insurance. For those reinsurance counterparties that do not currently post collateral, Ambac's reinsurers are well capitalized, highly rated, authorized capacity providers. Additionally, while legacy liabilities from the Providence Washington Insurance Company ("PWIC") and 21st Century Company acquisitions were fully ceded to certain reinsurers, Everspan also benefits from an unlimited, uncapped indemnity from Enstar Holdings (US) and 21st Century Premier Insurance Company, respectively, to mitigate any residual risk to these reinsurers.
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
At June 30, 2024, our top three reinsurers represented 66.1% of our total reinsurance recoverables on paid and unpaid losses. These reinsurance recoverables were primarily from reinsurers with applicable ratings of A or better. The following table sets forth our three most significant reinsurers by amount of reinsurance recoverable as of June 30, 2024.

Reinsurers	Type of Insurance	Rating (1)	Reinsurance Recoverable (2)	Unsecured Recoverable (3)
General Reinsurance Company	Specialty P&C	A++	$123	$104
QBE Insurance Corporation	Specialty P&C	A	37	37
Assured Guaranty Re Ltd.	Financial Guarantee	AA	22	—
All other reinsurers			94	35
Total recoverables			$277	$176
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
Ambac has uncollateralized credit exposure of $176 and $128 and has recorded an allowance for credit losses of less than a million at June 30, 2024 and December 31, 2023. The uncollateralized credit exposure includes legacy liabilities obtained from the acquisitions of PWIC and the 21st Century Companies of $43 and $44 at June 30, 2024 and December 31, 2023, respectively. All legacy liabilities remain with affiliates of the sellers through reinsurance and contractual indemnities.

Ambac Financial Group, Inc.	27	Second Quarter 2024 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
6.    DERIVATIVE INSTRUMENTS
The following tables summarize the gross fair values of individual derivative instruments and the impact of legal rights of offset as reported in the Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023:

	June 30, 2024					December 31, 2023
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Collateral Received / Pledged Not Offset in the Consolidated Balance Sheet	Net Amount	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Collateral Received / Pledged Not Offset in the Consolidated Balance Sheet	Net Amount
Other assets:
Interest rate swaps	$18	$—	$18	$—	$18	$25	$—	$25	$—	$25
Warrants	1	—	1	—	1	1	—	1	—	1
Total non-VIE derivative assets	$18	$—	$18	$—	$18	$26	$—	$26	$—	$26
Other liabilities:
Interest rate swaps	$25	$—	$25	$25	$—	$35	$—	$35	$35	$—
FX forward	—	—	—	—	—	—	—	—	—	—
Total non-VIE derivative liabilities	$26	$—	$26	$25	$—	$35	$—	$35	$35	$—
Variable interest entities assets: Derivative and other assets:
Interest rate swaps	$174	$—	$174	$174	$—	$190	$—	$190	$190	$—
Currency swaps	34	—	34	34	—	36	—	36	36	—
Total VIE derivative assets	$208	$—	$208	$208	$—	$226	$—	$226	$226	$—
Variable Interest Entities Derivative Liabilities:
Interest rate swaps	$1,136	$—	$1,136	$—	$1,136	$1,197	$—	$1,197	$—	$1,197
Total VIE derivative liabilities	$1,136	$—	$1,136	$—	$1,136	$1,197	$—	$1,197	$—	$1,197
Amounts representing the right to reclaim cash collateral or the obligation to return cash collateral are not offset against fair value amounts recognized for derivative instruments on the Unaudited Consolidated Balance Sheets. The amounts representing the right to reclaim cash collateral and posted margin, recorded in “Other assets” were $18 and $23 as of June 30, 2024 and December 31, 2023, respectively. Amounts representing an obligation to return cash collateral were $52 and $235 as of June 30, 2024 and December 31, 2023, respectively and are reported in "Variable interest entity liabilities: Other liabilities".
The following tables summarize the location and amount of gains and losses of derivative contracts in the Unaudited Consolidated Statements of Total Comprehensive Income (Loss) for the three and six months ended June 30, 2024 and 2023:

	Location of Gain (Loss) Recognized in Consolidated Statements of Total Comprehensive Income (Loss)	Amount of Gain (Loss) Recognized in Consolidated Statement of Total Comprehensive Income (Loss)
		Three Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023
Non-VIE derivatives:
Interest rate swaps	Net gains (losses) on derivative contracts	1	1	2	(3)
Warrants	Net gains (losses) on derivative contracts	—	—	—	—
FX Forward	Net gains (losses) on derivative contracts	—	—	—	—
Total Non-VIE derivatives		$—	$—	2	(3)
Variable Interest Entities:
Currency swaps	Income (loss) on variable interest entities	$—	$(1)	2	(3)
Interest rate swaps	Income (loss) on variable interest entities	43	97	57	(2)
Total Variable Interest Entities		44	96	59	(5)
Total derivative contracts		$44	$97	$61	$(8)

Interest Rate Derivatives:
AFS provided interest rate derivatives to financial guarantee customers and used derivatives to provide a partial hedge against interest rate risk in AAC's insurance and investment portfolios. Additionally, AFS provided interest rate swaps to states, municipalities and their authorities, asset-backed issuers and other entities in connection with their financings. AFS's only remaining derivative positions include a limited number of legacy customer swaps and their associated hedges. As of June 30, 2024 and
December 31, 2023, the notional amounts of AFS’s derivatives are as follows:

	Notional
Type of Derivative	June 30, 2024	December 31, 2023
Interest rate swaps—pay-fixed/receive-variable	$140	$141
Interest rate swaps—receive-fixed/pay-variable	159	167

Ambac Financial Group, Inc.	28	Second Quarter 2024 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
Other Derivatives:
As of June 30, 2024 Ambac holds warrants to purchase equity shares of development stage companies and is party to a US dollar / British pound sterling foreign exchange forward contract to protect against currency fluctuations related to the purchase of Beat.
Derivatives of Consolidated Variable Interest Entities
Certain VIEs consolidated under the Consolidation Topic of the ASC entered into derivative contracts to meet specified purposes within the securitization structure. The notional amounts for VIE derivatives outstanding as of June 30, 2024 and December 31, 2023, were as follows:

	Notional
Type of VIE Derivative	June 30, 2024	December 31, 2023
Interest rate swaps—receive-fixed/pay-variable	$1,648	$1,662
Interest rate swaps—pay-fixed/receive-variable	820	864
Currency swaps	136	149
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
As of June 30, 2024 and December 31, 2023, the net liability fair value of derivative instruments with contingent features linked to Ambac’s own credit risk was $25 and $35, respectively, related to which Ambac had posted cash and securities as collateral with a fair value of $44 and $50, respectively. All such ratings-based contingent features have been triggered requiring maximum collateral levels to be posted by Ambac while preserving counterparties’ rights to terminate the contracts. Assuming all such contracts terminated at fair value on June 30, 2024, settlement of collateral balances and net derivative liabilities would result in a net receipt of cash and/or securities by Ambac. If counterparties elect to exercise their right to terminate, the actual termination payment amounts will be determined in accordance with derivative contract terms, which may result in amounts that differ from market values as reported in Ambac’s financial statements.
7.    GOODWILL AND INTANGIBLE ASSETS
The following table presents the Company's goodwill.

	June 30, 2024	December 31, 2023
Beginning balance	$70	$61
Business acquisitions	—	9
Impairments	—	—
Ending balance	$70	$70
Intangible assets and accumulated amortization are included in the Consolidated Balance Sheets, as shown below.

	June 30, 2024	December 31, 2023
Finite-lived Intangible Assets:
Insurance intangible:
Gross carrying value	$1,256	$1,258
Accumulated amortization	1,030	1,013
Net insurance intangible asset	226	245
Other intangibles:
Gross carrying value	57	57
Accumulated amortization	12	10
Net other intangible assets	45	47
Total finite-lived intangible assets	271	292
Indefinite-lived Intangible Assets:
Insurance licenses	14	14
Total intangible assets	$285	$307
8.    VARIABLE INTEREST ENTITIES
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

Ambac Financial Group, Inc.	29	Second Quarter 2024 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
Accordingly, AAC does not have the right to direct the most significant activities of those LFG VIEs.
LFG VIEs which are consolidated may include recourse and non-recourse liabilities. LFG VIEs' liabilities that are insured by AAC or Ambac UK are with recourse, because AAC or Ambac UK guarantees the payment of principal and interest in the event the issuer defaults. LFG VIEs' liabilities that are not insured by AAC or Ambac UK are without recourse, because AAC or Ambac UK has not issued a financial guarantee and is under no obligation for the payment of principal and interest of these instruments. AAC or Ambac UK's economic exposure to consolidated LFG VIEs is limited to the financial guarantees issued for recourse liabilities and any additional variable interests held by them. Additionally, AAC or Ambac UK’s general creditors, other than those specific policy holders which own the VIE debt obligations, do not have rights with regard to the assets of the VIEs. Ambac evaluates the net income effects and earnings per share effects to determine attributions between AAC or Ambac UK and non-controlling interests as a result of consolidating a VIE. Ambac has determined that the net income and earnings per share effect of consolidated LFG VIEs are attributable to AAC or Ambac UK's interests through financial guarantee premium and loss payments with the VIE.

The following table summarizes the carrying values of assets and liabilities, along with other supplemental information related to FG VIEs that are consolidated because of financial guarantees of Ambac UK and AAC:

	June 30, 2024			December 31, 2023
	Ambac UK	Ambac Assurance	Total VIEs	Ambac UK	Ambac Assurance	Total VIEs
ASSETS:
Fixed maturity securities, at fair value:
Corporate obligations, fair value option	$2,010	$—	$2,010	$2,072	$—	$2,072
Municipal obligations, available-for-sale (1)	—	91	91	—	95	95
Total LFG VIE fixed maturity securities, at fair value	2,010	91	2,101	2,072	95	2,167
Restricted cash	61	1	62	245	1	246
Loans, at fair value (2)	1,567	—	1,567	1,663	—	1,663
Derivative assets	208	—	208	226	—	226
Other assets, including contract assets	93	2	95	90	2	92
Total LFG VIE assets	$3,939	$94	$4,033	$4,296	$98	$4,394
LIABILITIES:
Long-term debt:
Long-term debt, at fair value (3)	$2,599	$—	$2,599	$2,710	$—	$2,710
Long-term debt, at par less unamortized discount	97	156	253	99	159	258
Total long-term debt	2,696	156	2,853	2,808	159	2,967
Derivative liabilities	1,136	—	1,136	1,197	—	1,197
Cash collateral payable	52	—	52	235	—	235
Other liabilities	6	1	7	4	1	5
Total LFG VIE liabilities	$3,890	$157	$4,048	$4,244	$160	$4,404
Number of LFG VIEs consolidated	4	2	6	4	2	6
(1)Available-for-sale LFG VIE fixed maturity securities consist of municipal obligations with an amortized cost basis of $85 and $88 at June 30, 2024 and December 31, 2023, respectively. At June 30, 2024, there were $6 aggregate gross unrealized gains and $0 aggregated gross unrealized losses. At December 31, 2023, there were $7 aggregate gross unrealized gains and $0 aggregated gross unrealized losses. All such securities had contractual maturities due after ten years as of June 30, 2024.
(2)The unpaid principal balances of loan assets carried at fair value were $1,692 as of June 30, 2024 and $1,787 as of December 31, 2023.
(3)The unpaid principal balances of long-term debt carried at fair value were $2,854 as of June 30, 2024 and $2,952 as of December 31, 2023.

Ambac Financial Group, Inc.	30	Second Quarter 2024 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
The following schedule details the components of Income (loss) on variable interest entities for the affected periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net change in fair value of VIE assets and liabilities reported under the fair value option	$—	$—	$1	$2
Less: Credit risk changes of fair value option long-term debt reported through other comprehensive income (loss)	—	1	—	1
Net change in fair value of VIE assets and liabilities reported in earnings under the fair value option	1	—	2	3
Investment income (loss)	2	3	5	5
Contract revenue	3	—	8	—
Net realized investment gains (losses) on available-for-sale securities	—	—	—	—
Interest expense on long-term debt carried at par less unamortized cost	(4)	(3)	(6)	(8)
Other expenses	(3)	—	(7)	—
Gain (loss) from consolidating VIEs	—	—	—	—
Income (loss) on variable interest entities	$—	$—	$2	$(1)
Ambac consolidated zero and zero FG VIEs for the six months ended June 30, 2024 and 2023, respectively. Ambac de-consolidated zero FG VIE for the three months ended June 30, 2024 and one FG VIE for the three and six months ended June 30, 2023, as a result of the retirement of all Ambac-insured bonds in the trust. There was no gain or loss resulting from the de-consolidation.
The following table displays the carrying amount of the assets, liabilities and maximum exposure to loss of Ambac’s variable interests in non-consolidated VIEs resulting from financial guarantee and derivative contracts by major underlying asset classes, as of June 30, 2024 and December 31, 2023:

	June 30, 2024:				December 31, 2023:
	Carrying Value of Assets and Liabilities				Carrying Value of Assets and Liabilities
	Maximum Exposure To Loss (1)	Insurance Assets (2)	Insurance Liabilities (3)	Net Derivative Assets (Liabilities) (4)	Maximum Exposure To Loss (1)	Insurance Assets (2)	Insurance Liabilities (3)	Net Derivative Assets (Liabilities) (4)
Global structured finance:
Mortgage-backed—residential	$2,224	$123	$409	$—	$2,391	$135	$432	$—
Other consumer asset-backed	365	3	135	—	540	5	200	—
Other	418	2	2	—	433	2	2	—
Total global structured finance	3,007	127	546	—	3,364	141	634	—
Global public finance	17,101	204	196	—	17,498	209	202	—
Total	$20,109	$331	$742	$—	$20,861	$351	$836	$—
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
9.    REVENUES FROM CONTRACTS WITH CUSTOMERS
The Insurance Distribution businesses and a consolidated VIE have contracts that are subject to the Revenue from Contracts with Customers Topic of the ASC.
Insurance Distribution revenues recognized, disaggregated by policy type, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Employer stop loss	$2	$2	$7	$7
Affinity products	5	5	10	10
Commercial auto	3	2	7	5
Marine	1	1	2	2
Professional liability	2	—	4	—
Other	—	—	—	—
Total	$13	$10	$31	$25
These revenues are reported within commission income on the Consolidated Statements of Total Comprehensive Income (Loss).
A VIE was consolidated on December 31, 2023. The consolidated VIE's revenues recognized during the three and six months ended

Ambac Financial Group, Inc.	31	Second Quarter 2024 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
June 30, 2024 were $3 and $8, which are reported within Income (loss) on variable interest entities on the Consolidated Statements of Total Comprehensive Income (Loss).
During the six months ended June 30, 2024 and 2023, the amount of revenue recognized related to performance obligations satisfied in a previous period, inclusive of changes due to estimates was approximately $9 and $5, respectively.
Contract Assets and Liabilities
The balances of contract assets and contract liabilities with customers were as follows:

	June 30, 2024	December 31, 2023
Contract assets	101	95
Contract liabilities	—	1
Insurance Distribution
Contract assets of $11 and $7 as of June 30, 2024 and December 31, 2023, respectively, represent estimated future consideration related to base commissions and profit-sharing commissions that were recognized as revenue upon the placement of the policy, but are not yet due. The Company does not have the right to bill or collect payment on i) base commissions until the related premiums from policyholders has been collected nor ii) profit-sharing commissions until after the contract year is completed. Changes in contract assets during the six months ended June 30, 2024, is primarily due to the timing of new or renewal policies, growth in the business, reclassifications to receivables (unconditional right) and collections.
Contract liabilities represent advance consideration received from customers related to employer stop loss base commissions that will be recognized over time as claims servicing is performed, which typically occurs between 17 and 20 months from contract inception. During the six months ended June 30, 2024 and 2023, the Company recognized revenue that was included in the contract liability balance as of the beginning of the period of less than a million dollars and $1, respectively.
Consolidated VIE
Contract assets of $90 and $87 as of June 30, 2024 and December 31, 2023, respectively, represent future consideration related to service concession payments for already completed services that were recognized as revenue but are not yet due. There are no contract liabilities in either period.
10.    COMPREHENSIVE INCOME
The following tables detail the changes in the balances of each component of accumulated other comprehensive income for the affected periods:

	Three Months Ended June 30, 2024:					Three Months Ended June 30, 2023:
	Unrealized Gains (Losses) on Available for Sale Securities (1)	Amortization of Postretirement Benefit (1)	Gain (Loss) on Foreign Currency Translation (1)	Credit Risk Changes of Fair Value Option Liabilities (1) (2)	Total	Unrealized Gains (Losses) on Available for Sale Securities (1)	Amortization of Postretirement Benefit (1)	Gain (Loss) on Foreign Currency Translation (1)	Credit Risk Changes of Fair Value Option Liabilities (1) (2)	Total
Beginning Balance	$(27)	$5	$(152)	$(1)	$(175)	$(54)	$6	$(168)	$(1)	$(217)
Other comprehensive income (loss) before reclassifications	8	—	1	—	9	(15)	—	21	—	6
Amounts reclassified from accumulated other comprehensive income (loss)	(4)	(5)	—	—	(9)	3	—	—	—	2
Net current period other comprehensive income (loss)	4	(5)	1	—	—	(13)	—	21	—	8
Ending Balance	$(23)	$—	$(151)	$(1)	$(175)	$(67)	$6	$(147)	$(1)	$(209)

	Six Months Ended June 30, 2024					Six Months Ended June 30, 2023
	Unrealized Gains (Losses) on Available for Sale Securities (1)	Amortization of Postretirement Benefit (1)	Gain (Loss) on Foreign Currency Translation (1)	Credit Risk Changes of Fair Value Option Liabilities (1) (2)	Total	Unrealized Gains (Losses) on Available for Sale Securities (1)	Amortization of Postretirement Benefit (1)	Gain (Loss) on Foreign Currency Translation (1)	Credit Risk Changes of Fair Value Option Liabilities (1) (2)	Total
Beginning Balance	$(20)	$5	$(144)	$(1)	$(160)	$(71)	$3	$(184)	$(1)	$(253)
Other comprehensive income before reclassifications	1	—	(7)	—	(5)	(1)	3	37	—	39
Amounts reclassified from accumulated other comprehensive income	(5)	(5)	—	—	(10)	6	(1)	—	—	5
Net current period other comprehensive income	(3)	(5)	(7)	—	(15)	5	2	37	—	44
Ending Balance	$(23)	$—	$(151)	$(1)	$(175)	$(67)	$6	$(147)	$(1)	$(209)
(1)All amounts are net of tax and noncontrolling interest. Amounts in parentheses indicate reductions to Accumulated Other Comprehensive Income.
(2)Represents the changes in fair value attributable to instrument-specific credit risk of liabilities for which the fair value option is elected.

Ambac Financial Group, Inc.	32	Second Quarter 2024 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
The following table details the significant amounts reclassified from each component of accumulated other comprehensive income, shown in the above rollforward tables, for the affected periods:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income				Affected Line Item in the Consolidated Statement of Total Comprehensive Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Unrealized Gains (Losses) on Available-for-Sale Securities
	$(4)	$3	$(4)	$8	Net realized investment gains (losses)
	—	(1)	—	(2)	Provision for income taxes
	$(4)	$3	$(5)	$6	Net of tax and noncontrolling interest
Amortization of Postretirement Benefit
Prior service cost	$—	$—	$—	$—	Other income
Actuarial (losses)	—	—	—	—	Other income
Curtailment gain	(5)	—	(5)	—	Other income
	(5)	—	(5)	(1)	Total before tax
	—	—	—	—	Provision for income taxes
	$(5)	$—	$(5)	$(1)	Net of tax and noncontrolling interest
Credit Risk Changes of Fair Value Option Liabilities
	$—	$(1)	$—	$—	Credit risk changes of fair value option liabilities
	—	—	—	—	Provision for income taxes
	$—	$—	$—	$—	Net of tax and noncontrolling interest
Total reclassifications for the period	$(9)	$2	$(9)	$5	Net of tax and noncontrolling interest

11.    NET INCOME PER SHARE
As of June 30, 2024, 45,224,972 shares of AFG's common stock (par value $0.01) were issued and outstanding. Common shares outstanding increased by 29,602 during the six months ended June 30, 2024, primarily due to settlements of employee restricted and performance stock units.
Earnings Per Share Calculation
The numerator of the basic and diluted earnings per share computation represents net income (loss) attributable to common stockholders adjusted by the retained earnings impact of the noncontrolling adjustment to redemption value under ASC 480. The redemption value adjustment is further described in the Redeemable Noncontrolling Interest section of Note 1. Business and Basis of Presentation.
The following table provides a reconciliation of net income attributable to common stockholders to the numerator in the basic and diluted earnings per share calculation, together with the resulting earnings per share amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss) attributable to common stockholders	$(1)	$(13)	$19	(47)
Adjustment to redemption value (ASC 480)	—	—	—	—
Numerator of basic and diluted EPS	$(1)	$(13)	$19	(47)
Per Share:
Basic	$(0.02)	$(0.29)	$0.42	$(1.02)
Diluted	$(0.02)	$(0.29)	$0.41	$(1.02)
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
The following table provides a reconciliation of the weighted average shares denominator used for basic net income per share to the denominator used for diluted net income per share:

Ambac Financial Group, Inc.	33	Second Quarter 2024 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic weighted average shares outstanding denominator	46,209,250	45,757,234	46,019,145	45,661,288
Effect of potential dilutive shares :
Restricted stock units	—	—	158,132	—
Performance stock units (1)	—	—	391,585	—
Diluted weighted average shares outstanding denominator	46,209,250	45,757,234	46,568,862	45,661,288
Anti-dilutive shares excluded from the above reconciliation:
Warrants	—	—	—	—
Restricted stock units	471,541	556,602	44,362	555,981
Performance stock units (1)	464,272	667,365	—	667,365
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
Consolidated Pretax Income (Loss)
U.S. and foreign components of pre-tax income (loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
U.S.	$(11)	$(18)	$(1)	$(66)
Foreign	13	7	28	26
Total	$2	$(11)	$27	$(40)
1
Provision (Benefit) for Income Taxes
The components of the provision for income taxes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Current taxes
U. S. federal	$—	$1	$—	$1
U.S. state and local	—	—	—	—
Foreign	2	—	7	2
Total Current taxes	2	2	7	4
Deferred taxes
Foreign	—	—	1	2
Total Deferred taxes	—	—	1	2
Provision for income taxes	$2	$2	$7	$6
As of June 30, 2024, the Company has (i) $3,532 of NOLs, which if not utilized will begin expiring in 2030, and will fully expire in 2045, and (ii) $186 of interest expense tax deduction carryover, which has an indefinite carryforward period but is limited in any particular year based on certain provisions.
13.    EMPLOYMENT BENEFIT PLANS
Postretirement Health Care Benefits
Ambac provided a discretionary postretirement health benefit for certain employees who met predefined age and service requirements. This postretirement benefit required retirees to purchase their own medical insurance policy with a portion of their premium being reimbursed by Ambac. The postretirement plan was terminated in May 2024. Ambac elected to make a final one-time payment to certain plan beneficiaries in connection with the termination and accordingly, recognized a gain on such termination of $13 in the three and six months ending June 30, 2024, representing the amount of the accrued and deferred liabilities in excess of the final payment. This gain is included within Other income on the Consolidated Statements of Total Comprehensive Income (Loss).
14.    COMMITMENTS AND CONTINGENCIES
The following commitments and contingencies provide an update of those discussed in Note 19: Commitments and Contingencies in the Notes to Consolidated Financial Statements included Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, and should be read in conjunction

Ambac Financial Group, Inc.	34	Second Quarter 2024 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
with the complete descriptions provided in the aforementioned Form 10-K.
Litigation Against Ambac - Pending Cases
Monterey Bay Military Housing, LLC, et al. v. Ambac Assurance Corporation, et al. (United States District Court, Southern District of New York, Case No. 1:19-cv-09193-PGG, transferred on October 4, 2019 from the United States District Court, Northern District of California, San Jose Division, Case No. 17-cv-04992-BLF, filed August 28, 2017). On April 6, 2022, certain co-defendants filed a motion to sever the plaintiffs’ claims and to dismiss all claims except for claims asserted by the Monterey Bay plaintiffs. On January 26, 2024, the court granted the parties leave to file motions for summary judgment; opening briefs were due March 22, 2024, while oppositions are due May 31, 2024 and replies on July 12, 2024. On February 29, 2024, the court denied co-defendants’ motion to sever plaintiffs’ claims. On March 22, 2024, defendants served opening motions for summary judgment against plaintiffs’ claims in their entirety on multiple grounds, and plaintiffs served cross-motions for summary judgment on defendants’ unclean hands defenses. The parties’ summary judgment motions were fully briefed as of July 12, 2024 and are currently awaiting a decision from the Court.
In re National Collegiate Student Loan Trusts Litigation (Delaware Court of Chancery, Consolidated C.A. No. 12111, filed November 1, 2019). The Vice Chancellor entered a series of stays to facilitate good-faith settlement discussions, the most recent of which was entered on May 2, 2023, and stayed the matter through May 5, 2023. On April 25, 2024, the Administrator filed a status report stating that certain parties continue to negotiate a resolution to the various pending claims.
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
It is not reasonably possible to predict whether additional suits will be filed or whether additional inquiries or requests for information will be made, and it is also not possible to predict the outcome of litigation, inquiries or requests for information. It is possible that there could be unfavorable outcomes in these or other proceedings. Legal accruals for litigation against the Company with losses that are probable and reasonably estimable are not material to the operating results or financial position of the Company. For the litigation matters the Company is defending that do not meet the “probable and reasonably estimable” accrual threshold and where no loss estimates have been provided, management is unable to make a meaningful estimate of the amount or range of loss that could result from unfavorable outcomes. Under some circumstances, adverse results in any such proceedings could be material to our business, operations, financial position, profitability or cash flows. The Company believes that it has substantial defenses to the claims above and, to the extent that these actions proceed, the Company intends to defend itself vigorously; however, the Company is not able to predict the outcomes of these actions.
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

Ambac Financial Group, Inc.	35	Second Quarter 2024 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
amended complaint, asserting several affirmative defenses and denying that the CFPB is entitled to relief from the Trusts. On February 11, 2022, the court certified its ruling on the motion to dismiss for interlocutory appeal to the U.S. Court of Appeals for the Third Circuit, and stayed the case pending appeal. On February 21, 2022, the Trusts and several intervenors, including AAC, filed a petition with the Third Circuit for permission to appeal the District Court’s order denying their motion to dismiss the amended complaint. On April 29, 2022, the Third Circuit granted the Trusts' and intervenors' petition. The Third Circuit heard oral argument in the matter on May 17, 2023. On March 19, 2024, the Third Circuit issued an opinion holding that (1) the Trusts are covered persons subject to the Consumer Financial Protection Act’s enforcement authority, and (2) the CFPB did not need to ratify the action. Also on March 19, 2024, the Third Circuit entered a judgment remanding the matter to the District Court for further proceedings consistent with its opinion. On March 25, 2024, the CFPB moved (1) to strike all answers filed by parties other than the Trusts, including AAC, and (2) to exclude all intervenors, including AAC, from further participation in the litigation. On May 3, 2024, the Trusts and certain Intervenors, including AAC, filed a petition for rehearing and rehearing en banc of the Third Circuit’s March 19, 2024 decision, which the Third Circuit denied on May 21, 2024. On June 20, 2024, the District Court referred the case to a magistrate judge for alternative dispute resolution.
Assured Guaranty Corp., Assured Guaranty Municipal Corp., and Ambac Assurance Corporation v. Alejandro Garcia Padilla, et al. (United States District Court, District of Puerto Rico No. 3:16-cv-01037, filed January 7, 2016). On January 7, 2016, AAC, along with co-plaintiffs Assured, filed a complaint for declaratory and injunctive relief to protect its rights against the illegal clawback of certain revenue by the Commonwealth of Puerto Rico. Defendants moved to dismiss on January 29, 2016. On October 4, 2016, the court denied the Defendants’ motions to dismiss. On October 14, 2016, Defendants filed a Notice of Automatic Stay, asserting that Plaintiffs’ claims have been rendered moot and further asserting that the case was automatically stayed under section 405 of the Puerto Rico Oversight, Management and Economic Stability Act ("PROMESA"). On May 3, 2017, the Oversight Board filed a petition to adjust the Commonwealth’s debts under Title III of PROMESA, resulting in an automatic stay of litigation against the Commonwealth. On May 17, 2017, the court issued an order staying this case until further order of the court. The January 18, 2022 confirmation of the Commonwealth Plan resolved this litigation. On June 6, 2024, the court dismissed this case with prejudice.
Ambac Assurance Corporation v. Puerto Rico Highways and Transportation Authority (United States District Court, District of Puerto Rico, No. 16-cv-1893, filed May 10, 2016). AAC filed a complaint against the PRHTA on May 10, 2016, alleging breach of fiduciary duty and breach of contract in connection with PRHTA’s extension of an existing toll road concession agreement. The complaint alleges that it was inappropriate for PRHTA to enter into the extension agreement in its current state of financial distress because PRHTA has no control over, and is unlikely to receive, the proceeds of the transaction. AAC also filed related motions seeking the appointment of a provisional receiver for PRHTA and expedited discovery. On May 21, 2017, the Oversight Board filed a petition to adjust PRHTA’s debts under Title III of PROMESA, resulting in an automatic stay of litigation against PRHTA. On May 24, 2017, the court issued an order staying this case until further order of the court. The settlements reached between AAC and the Oversight Board resolved this litigation, and the January 20, 2022 PRIFA QM provided for dismissal of this case. On June 12, 2024, the court dismissed this case with prejudice.

Ambac Financial Group, Inc.	36	Second Quarter 2024 Form 10-Q

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
The following discussion should be read in conjunction with our consolidated financial statements in Part I, Item 1 and the matters described under Part II, Item 1A Risk Factors in this Quarterly Report and under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023. Refer to Item 1. Business and Note 1. Business and Basis of Presentation for a description of our business and our key strategies to achieve our primary goal to maximize shareholder value.

Organization of Information
MD&A includes the following sections:

OVERVIEW
AFG Net Assets
AFG has the following net assets to support its goals and strategies, including the development and growth of its Specialty Property and Casualty Insurance and Insurance Distribution businesses, acquisitions and capital management. AFG does not have any commitment or other obligation to provide capital or liquidity to AAC, whose financial guarantee business has been in run-off since 2008. As of June 30, 2024, and December 31, 2023, AFG's stand alone net assets, excluding its equity investments in subsidiaries are shown in the following table:

	June 30, 2024	December 31, 2023
Cash and short-term investments	$171	$153
Other investments (1)	32	33
Other net (liabilities) assets	(1)	23
Total	$202	$209
(1)Includes strategic minority investments in insurance services businesses of $26.
The decrease in AFG net assets, excluding its equity investments in subsidiaries, during 2024 was driven by diligence and other costs associated with the purchase of Beat and sale of AAC and other operating expenses, partially offset by net realized gains on strategic investments, interest income and distributions received from subsidiaries.

Ambac Financial Group, Inc.	37	Second Quarter 2024 Form 10-Q

AFG's subsidiaries/businesses are divided into three segments with results for the three and six months ended June 30, 2024, and 2023, as follows:

	Three Months Ended June 30, 2024					Three Months Ended June 30, 2023
($ in millions)	Legacy Financial Guarantee Insurance	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated	Legacy Financial Guarantee Insurance	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated
Premiums placed			$53		$53			$41		$41
Gross premiums written	$2	$111			113	$1	$53			55
Net premiums written	2	32			34	(54)	9			(45)

Total revenues	53	32	13	$6	105	39	11	10	$2	62
Total expenses	40	33	12	17	103	47	11	9	6	73
Pretax income (loss)	13	(1)	1	(11)	2	(8)	—	1	(4)	(11)
EBITDA	36	(1)	2	(11)	27	14	—	2	(4)	12
Ambac Stockholders’ Equity (1)	939	122	105	202	1,368	823	112	92	223	1,250
Non-redeemable noncontrolling interest	51	—			51	51	2			53
Total stockholders’ equity	990	122	105	202	1,419	874	114	92	223	1,303
Redeemable noncontrolling interest			17		17			20		20

	Six Months Ended June 30, 2024					Six Months Ended June 30, 2023
	Legacy Financial Guarantee Insurance	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated	Legacy Financial Guarantee Insurance	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated
Premiums placed			$144		$144			$118		$118
Gross premiums written	$4	$208			$211	$10	$105			$115
Net premiums written	$3	$59			$62	$(45)	$18			$(27)

Total revenues	$107	$61	$31	$8	$207	$71	$20	$25	$4	$120
Total expenses	$69	$61	$26	$24	$180	$111	$21	$20	$8	$160
Pretax income (loss)	$38	$1	$5	$(16)	$27	$(40)	$(1)	$4	$(3)	$(40)
EBITDA(1)	$89	$1	$7	$(16)	$81	$5	$(1)	$6	$(3)	$7
(1)Represents Ambac's stockholders equity for each segment, including intercompany eliminations.
Sale of Consolidated National Insurance Company
On January 12, 2024, Everspan Insurance Company entered into a Stock Purchase Agreement with Hagerty Insurance Holdings, Inc., to sell its ownership interests in Consolidated National Insurance Company which is one of Everspan's admitted carriers. The closing of this transaction is subject to customary closing conditions, including obtaining regulatory approval from the Colorado Division of Insurance (such request for approval having been filed on February 12, 2024). Subject to the satisfactory completion of closing conditions, the closing is expected to occur in the third quarter of 2024.
Sale of AAC
On June 4, 2024, AFG entered into a stock purchase agreement with American Acorn Corporation (the “Buyer”), a Delaware corporation owned by funds managed by Oaktree Capital Management, L.P., pursuant to which and subject to the conditions set forth therein, AFG will sell all of the issued and outstanding shares of common stock of AAC, a wholly-owned subsidiary of AFG, to Buyer for aggregate consideration of $420 in cash (the "Sale"). The terms of the Sale as contemplated by the stock purchase agreement provide that, at the closing of the Sale (the “Closing”), Buyer will acquire complete common equity ownership of AAC and all of its wholly owned subsidiaries, including Ambac UK. In connection with and pursuant to the stock purchase agreement, AFG has agreed to issue to Buyer a warrant exercisable for a number of shares of common stock, par value $0.01, of AFG representing 9.9% of the fully diluted shares of AFG’s common stock as of March 31, 2024, pro forma for the issuance of the warrant The warrant will have an exercise price per share of $18.50 with a six and a half-year term from the date of issuance and will be immediately exercisable. Payment of the exercise price may be settled, at AFG’s option, by way of a cash exercise or by net share settlement. Refer to Note 1. Business and Basis of Presentation for further details on the pending sale of AAC.
This pending transaction has had no impact on the financial statements at June 30, 2024, other than incurred transaction expenses of approximately $5 and $7 for the three and six months ended June 30, 2024.
If the transaction was completed on June 30, 2024, Ambac would have reflected the below:

Ambac Financial Group, Inc.	38	Second Quarter 2024 Form 10-Q

Fair value of consideration received (cash less estimated value of warrants issued)	$404
Carrying value of noncontrolling interest	51
455
Less: carrying amount of AACs net assets	987
Less: estimated incremental transaction expenses	15
$(547)
Reclassification of Accumulated Other Comprehensive Income to earnings	$(168)
Total gain (loss on disposal) recognized in net income	$(715)
If the transaction was completed on June 30, 2024, the impact of the sale of AAC on stockholders' equity would have been a reduction of $547.
Purchase of Beat
On June 4, 2024, AFG entered into a share purchase agreement (the “Beat Purchase Agreement”), by and among AFG, Cirrata V LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of AFG (the “Purchaser”), certain sellers set forth therein (the “Sellers”) and Beat, pursuant to which the Purchaser purchased from the Sellers approximately 60% of the entire issued share capital of Beat, for total consideration, as of the closing date, of approximately $278, of which approximately $249 was paid in cash and the remainder of which was satisfied through the issuance of 2,216,023 shares of AFG common stock. The acquisition closed with an effective date of July 31, 2024. Beat’s management team and Bain Capital Credit LP (“Bain” and, together with certain members of Beat’s management team, the “Rollover Shareholders”) each retained approximately 20% of Beat’s issued share capital immediately after closing. Refer to Note 1. Business and Basis of Presentation for further details on the acquisition of Beat.
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
Ambac's cash balances held at banks was $35 as of June 30, 2024 and $27 as of December 31, 2023. Substantially all of these cash balances were uninsured as of June 30, 2024 and December 31,
2023 because they either (i) exceeded the two hundred and fifty thousand FDIC insurance limit or (ii) were held in foreign banks. These cash balances were held primarily with Ambac's main operating banks which are large money center and/or global banks. Ambac actively manages its cash balances to reduce bank risk and to enhance yield by transferring most of its funds to government and prime money market funds. Included in the cash balances above are $14 and $16 as of June 30, 2024 and December 31, 2023, respectively, of cash from companies Ambac has acquired within its insurance distribution businesses that are held in regional banks. The management of these balances and the associated bank exposure is under consideration as part of Ambac's ongoing integration of these acquired businesses. In addition, cash balances held by variable interest entities ("VIEs") that are consolidated in Ambac's financial statements as a result of Ambac's financial guarantees totaled $62 and $246 as of June 30, 2024 and December 31, 2023, respectively. These amounts relate primarily to cash collateral posted against derivative assets and reserve balances maintained under the VIEs' governing documents and are not directly managed by Ambac.
Ambac also has exposure to banks through its fixed maturity investment portfolio totaling $156 and $169 as of June 30, 2024 and December 31, 2023, respectively. All of these investments are managed by third-party asset management firms which follow single and sector risk limits established by Ambac. The average rating of our fixed income investment in banks was BBB+ as of June 30, 2024.
Financial Statement Impact of Foreign Currency:
The impact of foreign currency as reported in Ambac's Unaudited Consolidated Statement of Total Comprehensive Income for the six months ended June 30, 2024 and 2023, included the following:

Six Months Ended June 30,	2024	2023
Net income (1)	$(1)	$(3)
Gain (losses) on foreign currency translation (net of tax)	(7)	37
Unrealized gains (losses) on non-functional currency available-for-sale securities (net of tax)	1	(4)
Impact on total comprehensive income (loss)	$(7)	$30
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

Ambac Financial Group, Inc.	39	Second Quarter 2024 Form 10-Q

will require registrants to disclose extensive climate-related information in their Form 10-K annual reports and registration statements. The Final Rule was scheduled to become effective May 28, 2024; however, the SEC has voluntarily stayed the rule’s effective date pending judicial review of legal challenges.
The compliance dates for accelerated filers for annual reports or registration statements that include financial statements for the year ending December 31 are phased in from 2026 through 2031. Depending on when the legal challenges are resolved, the compliance dates may be retained or delayed.
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
The following table provides a comparison of total, adversely classified credits ("ACC") and watch list credit net par outstanding in the insured portfolio at June 30, 2024 and December 31, 2023.

($ in billions)	June 30, 2024	December 31, 2023	Variance
Total	$18,668	$19,541	$(873)	(4)%
ACC	$2,708	$3,504	$(796)	(23)%
Watch List	$2,620	$2,181	$439	20%
The decrease in total and ACC net par outstanding resulted from active de-risking, scheduled maturities, amortizations, refundings and calls and a strengthening of the USD versus the GBP of $93 on the total net par outstanding. Additionally, we upgraded (from ACC to Watch List) one credit that has net par outstanding of $542 at June 30, 2024.
The following table provides a breakdown of guaranteed net par outstanding by market at June 30, 2024 and December 31, 2023.

	June 30, 2024	December 31, 2023
Public Finance (1)	$7,197	$7,562
Structured Finance	2,922	3,315
International Finance	8,549	8,664
Total net par outstanding	$18,668	$19,541
(1)Includes $3,338 and $3,371 of Military Housing net par outstanding at June 30, 2024 and December 31, 2023, respectively.
The table below shows Ambac’s ten largest insured exposures, by repayment source, as a percentage of total financial guarantee net par outstanding at June 30, 2024:

Sector	Co.	Bond Kind	Country-Bond Type	Ambac Ratings (1)	Ultimate Maturity Year	Net Par Outstanding	% of Total Net Par Outstanding
IF	AUK	Investor Owned Utility Gas - unsecured	UK-Utility	BBB+	2037	$910	4.9%
IF	AUK	PFI - Hospitals	UK-Infrastructure	BBB+	2046	740	4.0%
IF	AUK	PFI - Accommodation	UK-Infrastructure	A-	2040	721	3.9%
IF	AUK	Investor Owned Utility Other - unsecured	UK-Utility	A-	2035	702	3.8%
IF	AUK	Other Asset Securitizations	UK-Asset Securitizations	BBB+	2033	651	3.5%
IF	AUK	Investor Owned Utility Electric - unsecured	UK-Utility	BBB+	2036	629	3.4%
IF	AUK	Sub-Sovereign	Italy-Sub-Sovereign	BBB-	2035	542	2.9%
IF	AUK	PFI - Accommodation	UK-Infrastructure	A-	2038	463	2.5%
PF	AAC	US State Lease/Appropriation	US-Lease and Tax-backed Revenue	BBB	2036	357	1.9%
IF	AUK	PFI - Hospitals	UK-Infrastructure	BBB-	2040	308	1.6%
Total						$6,023	32.4%
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

Ambac Financial Group, Inc.	40	Second Quarter 2024 Form 10-Q

Net par related to the top ten exposures decreased $68 from December 31, 2023. Exposures are impacted by changes in foreign exchange rates ($59 decrease during the six months ended June 30, 2024), certain indexation rates linked to inflation measures in the United Kingdom (RPI) and scheduled and unscheduled paydowns. As a result of recent increases in inflation, such indexation-linked exposures have increased at a faster pace than they have historically.
The concentration of net par amongst the top ten (as a percentage of net par outstanding) was 32% at June 30, 2024, and 31% at December 31, 2023. Excluding the top ten exposures, the remaining insured portfolio of financial guarantees has an average net par outstanding of $28 per single risk, with insured exposures ranging up to $292 and a median net par outstanding of $5.
Exposure Currency
The table below shows the distribution by currency of Ambac’s insured exposure as of June 30, 2024:

Currency	Net Par Amount Outstanding in Base Currency		Net Par Amount Outstanding in U.S. Dollars
U.S. Dollars		$10,264	$10,264
British Pounds		£5,775	7,300
Euros		€779	834
Australian Dollars	A$	405	270
Total			$18,668
Ratings Distribution
The following charts provide a rating distribution of net par outstanding based upon internal Ambac credit ratings(1) and a distribution by bond type of Ambac's below investment grade ("BIG") net par exposures at June 30, 2024 and December 31, 2023. BIG is defined as those exposures with an Ambac internal credit rating below BBB-:

December 31, 2023

AA: 7%
BIG: 18%
A: 35%
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

Ambac Financial Group, Inc.	41	Second Quarter 2024 Form 10-Q

Summary of Below Investment Grade Exposure:

	Net Par Outstanding
Bond Type	June 30, 2024	December 31, 2023
Public Finance:
Military Housing	$359	$361
Lease and tax-backed revenue	78	80
General Obligations	77	85
Other	36	37
Total Public Finance	550	563
Structured Finance:
RMBS	1,560	1,642
Student Loans	169	264
Total Structured Finance	1,729	1,906
International Finance:
Transportation	292	307
Sovereign/sub-sovereign	116	693
Other	1	1
Total International Finance	409	1,001
Total	$2,688	$3,470
The net decline in below investment grade exposures is primarily due to de-risking activities and an upgrade of a sub-sovereign exposure.
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
Results of Operations
Consolidated Results
A summary of our financial results is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Gross premiums written	$113	$55	$211	$115
Net premiums written	34	(45)	62	(27)
Revenues:
Net premiums earned	$33	$15	$66	$29
Commission income	13	10	31	25
Program fees	3	2	6	4
Net investment income	36	35	78	69
Net investment gains (losses), including impairments	4	(3)	4	(8)
Net gains (losses) on derivative contracts	—	—	2	(3)
Income (loss) on variable interest entities	—	—	2	(1)
Other income	16	2	18	5
Expenses:
Losses and loss adjustment expenses (benefit)	18	7	16	25
Amortization of deferred acquisition costs, net	5	1	10	3
Commission expense	8	6	18	14
General and administrative expenses	47	36	83	72
Intangible amortization	8	7	21	13
Interest expense	16	16	32	32
Provision for income taxes	2	2	7	6
Net income (loss)	(1)	(13)	20	(46)
Less: net (gain) attributable to noncontrolling interest	—	—	(1)	(1)
Net income (loss) attributable to common stockholders	$(1)	$(13)	$19	$(47)
The following paragraphs describe the consolidated results of operations of Ambac and its subsidiaries for the three and six months ended June 30, 2024 and 2023, respectively.
Gross Premiums Written. Gross premiums written increased $58 and $96 for the three and six months ended June 30, 2024, compared to the same period in the prior year, as shown by segment below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Legacy Financial Guaranty Insurance	$2	$1	$4	$10
Specialty Property & Casualty Insurance	111	53	208	105
Total	$113	$55	$211	$115
Legacy Financial Guarantee Insurance gross written premiums relate to changes in expected and contractual premium cash flows for existing financial guarantees in force.

Ambac Financial Group, Inc.	42	Second Quarter 2024 Form 10-Q

Specialty Property & Casualty Insurance growth in gross premiums written was driven by new programs, including assumed premium written with Everspan as a reinsurer, and growth in existing programs.
Net Premiums Written. Net premiums written increased $79 and $89 for the three and six months ended June 30, 2024, compared to the same period in the prior year, as shown by segment below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Legacy Financial Guaranty Insurance	$2	$(54)	$3	$(45)
Specialty Property & Casualty Insurance	32	9	59	18
Total	$34	$(45)	$62	$(27)
Legacy Financial Guarantee Insurance net premiums written in the three and six months ended June 30, 2023 were impacted by a significant reinsurance cession as part of its de-risking activities.
Specialty P&C growth was driven by new programs, including assumed premium written by Everspan as a reinsurer, and growth in existing programs.
Net Premiums Earned. Net premiums earned increased $17 and $36 for the three and six months ended June 30, 2024, compared to the same period in the prior year as shown by segment below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Legacy Financial Guaranty Insurance	$6	$8	$13	$14
Specialty Property & Casualty Insurance	27	8	53	15
Total	$33	$15	$66	$29
The increase in Specialty Property & Casualty Insurance was driven by new programs, including premiums earned via assumed reinsurance, and growth in existing programs.
Net Investment Income. Net investment income primarily consists of interest and net discount accretion on fixed maturity securities classified as available-for-sale, interest and changes in fair value of fixed maturity securities classified as trading and net gains (losses) on pooled investment funds which include changes in fair value of the funds' net assets. Fixed maturity securities include investments in Ambac-insured securities that are made opportunistically based on their risk/reward and asset-liability management characteristics. Investments in pooled investment funds and certain other investments are either classified as trading securities with changes in fair value recognized in earnings or are reported under the equity method. These funds and other investments are reported in Other investments on the Unaudited Consolidated Balance Sheets, which consists primarily of pooled fund investments in diversified asset classes. For further information about investment funds held, refer to Note 3. Investments to the Unaudited Consolidated Financial Statements, included in Part I, Item 1 in this Form 10-Q. Net investment income for the periods presented were driven by the Legacy
Financial Guarantee segment; other segments' results were not significant.
Net investment income from Ambac-insured securities; available-for-sale and short-term securities, other than Ambac-insured; and Other investments is summarized in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Securities available-for-sale and short-term other than Ambac-insured	$20	$16	40	32
Other investments (includes trading securities)	10	14	26	27
Securities available-for-sale: Ambac-insured (including secured notes)	6	6	$12	$11
Net investment income (loss)	$36	$35	$78	$69
Net investment income (loss) increased $1 and $9 for the three and six months ended June 30, 2024 compared to the prior year period.
•Net investment income from available-for-sale and short-term securities, other than Ambac-insured increased $4 and $8 for the three and six months ended June 30, 2024, respectively, compared to the same periods in the prior year due primarily to higher portfolio yields.
•Other investments income (loss) decreased $3 and $1 for the three and six months ended June 30, 2024, respectively, compared to the same periods in the prior year due primarily to a smaller increase in fair value of securities received in the Puerto Rico restructurings and classified as trading. Income from pooled fund investments for the three and six months ended June 30, 2024, was also lower compared to the prior year periods, which benefited from above average equity market returns.
•Net investment income from Ambac-insured securities for the three and six months ended June 30, 2024, increased less than $1 and $2 compared to prior year periods due to additional purchases of AAC-insured student loan securities during 2023. A significant majority of these student loan securities were transferred to a non-consolidated trust in March 2024 in connection with the commutation of the associated AAC financial guarantees.

Ambac Financial Group, Inc.	43	Second Quarter 2024 Form 10-Q

Net Investment Gains (Losses), including Impairments. The following table provides a breakdown of net investment gains (losses) for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net gains (losses) on securities sold or called	$6	$(1)	$6	$(3)
Net foreign exchange gains (losses)	(1)	(2)	(1)	(4)
Credit impairments	(2)	—	(1)	(1)
Intent / requirement to sell impairments	—	—	—	—
Net investment gains (losses), including impairments	$4	$(3)	$4	$(8)
Net gains (losses) on securities sold or called for the three and six months ended June 30, 2024 were driven by gains from the conversion and early settlement of certain convertible notes, including make-whole payments.
Credit impairments on available-for-sale fixed maturity investments are recorded as an allowance for credit losses with changes in the allowance recorded through earnings. When credit impairments are recorded, any non-credit related impairment amounts on the securities are recorded in other comprehensive income. If management either: (i) has the intent to sell its investment in a debt security or (ii) determines that the Company is more likely than not will be required to sell the debt security before its anticipated recovery, then the amortized cost of the security is written-down to fair value with a corresponding impairment charge recognized in earnings. Credit impairments for the three and six months ended June 30, 2024 also included a write-down in carrying value of $1 on an investment in preferred securities that do not have a readily determinable fair value and are carried at cost less impairments.
Net Gains (Losses) on Derivative Contracts. Net gains (losses) on derivative contracts are driven primarily by results from the Company's legacy interest rate derivatives portfolio. Through the first quarter of 2023, the interest rate derivatives portfolio was positioned to benefit from rising rates as a partial economic hedge against interest rate exposure in the financial guarantee insurance and investment portfolios. This economic hedge was fully removed during the second quarter of 2023. Net gains (losses) on interest rate derivatives reflect mark-to-market gains (losses) in the portfolio caused by increases (declines) in forward interest rates during the periods, the carrying cost of the portfolio, and the impact of counterparty credit adjustments as discussed below. The removal of the economic hedge does not change the exposure of future results to counterparty credit adjustments. Results from other derivatives were not significant to the periods presented.
Net gains (losses) on interest rate derivatives for the three and six months ended June 30, 2024, were $0 and $2, respectively, compared to $0 and $(3) for the three and six months ended June 30, 2023. Results for the three and six months ended June 30, 2024 and 2023 include the effect of changes to counterparty credit adjustments as described below. Additionally, the three and six months ended June 30, 2023, included losses of $(1) and $(3), respectively related to declines in interest rates during the period.
Counterparty credit adjustments are generally applicable for uncollateralized derivative assets that may not be offset by derivative liabilities under a master netting agreement. In periods when credit spreads are stable, counterparty credit adjustments will generally have a proportionate offsetting impact to gains or losses on derivative assets, relative to fully collateralized assets. In addition to the impact of interest rates on the underlying derivative asset values, the changes in counterparty credit adjustments are driven by movement of credit spreads. Generally, narrowing (widening) of credit spreads will increase (decrease) derivative gains relative to a period of stable credit spreads. Inclusion of counterparty credit adjustments in the valuation of interest rate derivatives resulted in gains (losses) within Net gains (losses) on derivative contracts of $1 and $2 for the three and six months ended June 30, 2024, respectively and $1 and $0 for the three and six months ended June 30, 2023, respectively. The counterparty credit adjustments for both periods were driven primarily by changes to the underlying asset values.
Commission Income and Commission Expense. Commission income for the three and six months ended June 30, 2024, was $13 and $31 compared to $10 and $25, for the three and six months ended June 30, 2023. Commissions include both base and profit sharing commissions of the Insurance Distribution segment. The increase was primarily driven by commissions earned by Riverton Insurance Agency, which was purchased in August 2023, and organic growth. Gross commission income has an accompanying expense, commission expense, which will largely track changes in gross commission. For the three and six months ended June 30, 2024, commission expense of $8 and $18 compared to $6 and $14 in three and six months ended June 30, 2023, driven primarily by the same factors as commission income.
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
Income (loss) on variable interest entities was $0 and $2 for the three and six months ended June 30, 2024, compared to $0 and $(1) for the three and six months ended June 30, 2023. Results for the six months ended June 30, 2024 increased from the prior year period due lower net interest expense on Puerto Rico VIEs and inclusion of contract revenues from a LFG-VIE initially consolidated in the fourth quarter 2023, partially offset by lower fair value gains on the net assets of other LFG-VIEs.
Refer to Note 8. Variable Interest Entities to the Unaudited Consolidated Financial Statements, included in Part I, Item 1 in this Form 10-Q for further information on the accounting for LFG- VIEs.

Ambac Financial Group, Inc.	44	Second Quarter 2024 Form 10-Q

Losses and Loss Adjustment Expenses (Benefit). Loss and loss expenses incurred increased $10 and decreased $9 for the three and six months ended June 30, 2024, compared to the same period in the prior year. The below provides the breakout of loss and loss expenses by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Legacy financial guarantee	$(5)	$2	$(26)	15
Specialty property and casualty insurance	23	6	42	10
Total	$18	$7	16	25
The variance within legacy financial guarantee was driven by activities in the RMBS portfolio in both years. The primary driver was largely the positive impact of discount rates in 2024 compared to the negative impact of discount rates in 2023.
The higher loss and loss adjustment expenses in Specialty P&C is primarily due to an increase business production from new and existing programs as well as adverse development on its commercial auto program and the addition of personal nonstandard auto.
General and Administrative Expenses (G&A). The following table provides a summary of G&A expenses for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Compensation	$17	$18	$34	$34
Non-compensation	30	18	49	38
Total G&A expenses	$47	$36	83	72
The decrease in Compensation G&A expenses during the three and six months ended June 30, 2024, was due to lower current year period expenses for severance costs and incentive compensation expense, including the impact of performance factor adjustments on stock-based compensation; offset by higher compensation costs from a net increase in staffing from the development and growth, both organic and via acquisitions, of the Specialty Property & Casualty Insurance and Insurance Distribution segments.
The increase in Non-Compensation G&A expenses during the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, was due to expenses associated with the strategic review of the Legacy Financial Guarantee Insurance segment and growth of the Specialty Property & Casualty Insurance and Insurance Distribution segments; offset by lower Legacy Financial Guarantee Insurance segment's legal defense costs. For the three and six months ended June 30, 2024, expenses attributable to the sale of AAC and the acquisition of Beat aggregated $16 and $18 compared to $0 and $1 for the three and six months ended June 30, 2023, respectively.
Intangible Amortization. Insurance intangible amortization for the three and six months ended June 30, 2024, was $7 and $18 an increase of $1 and $7 as compared to the the three and six months ended June 30, 2023. The increase for the three and six months ended June 30, 2024, was driven primarily by de-risking activities. Other intangible amortization for the three and six months ended June 30, 2024, was $1, and $1 and $1 and $2 for the three and six months ended June 30, 2023, respectively.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Surplus notes	$16	$16	$31	$31
Tier 2 Notes	—	—	—	1
Other (principally Ambac UK)	—	—	1	1
Total interest expense	$16	$16	$32	$32
Interest expense for the six months ended June 30, 2024 decreased compared to the six months ended June 30, 2023, due to the final redemption of Tier 2 secured notes in the first quarter of 2023.
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
AAC's recent request to pay principal of, and interest on, surplus notes on the scheduled payment date of June 7, 2024, was denied by OCI. As a result, the scheduled payment date for interest, and the scheduled maturity date for payment of principal of the surplus notes, has been extended until OCI grants approval to make such payment. Interest will accrue, compounded on each anniversary of the original scheduled payment date or scheduled maturity date, on any unpaid principal or interest through the actual date of payment, at 5.1% per annum. Holders of surplus notes have no rights to enforce the payment of the principal of, or interest on, surplus notes in the absence of OCI approval to pay such amount. Interest on the outstanding surplus notes was accrued for and AAC is accruing interest on the interest amounts following each scheduled payment date. Total accrued and unpaid interest for surplus notes outstanding was $500 at June 30, 2024.

Ambac Financial Group, Inc.	45	Second Quarter 2024 Form 10-Q

Provision for Income Taxes. The provision for income taxes primarily relates to international operations and was $2 and $7 for the three and six months ended June 30, 2024, compared to $2 and $6 for the three and six months ended June 30, 2023, an increase of $1 for the quarter.
Results of Operations by Segment

Legacy Financial Guarantee Insurance
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Net premiums earned	$6	$8	$13	$14
Net investment income	32	32	70	63
Net investment gains (losses), including impairments	(1)	(3)	—	(8)
Net gains (losses) on derivative contracts	1	1	2	(3)
Other income	16	2	21	4
Total	53	39	107	71
Expenses:
Loss and loss expenses (benefit)	(5)	2	(26)	15
General and administrative expenses	22	23	44	52
Total	17	25	18	66
Earnings before interest, taxes, depreciation and amortization (1)	36	14	89	5
Interest expense	16	16	32	32
Depreciation	—	—	—	1
Intangible amortization	7	6	18	11
Pretax income (loss)	$13	$(8)	$38	$(40)

Stockholders equity (2)	$939	$823
(1)Abbreviated as "EBITDA" in future references
(2)Represents the share of Ambac stockholders equity for each subsidiary within the Legacy Financial Guarantee Insurance segment, including intercompany eliminations.
The Legacy Financial Guarantee Insurance segment is in active runoff. This will generally result in declining premiums earned, investment income, G&A expenses and intangible amortization. The variability in the segment financial results is primarily driven by (i) change in loss and loss expenses resulting from, among other items, credit developments, interest rates and de-risking transactions (may also impact intangible amortization) and (ii) volatility from Other investments income (loss) resulting from changes in market conditions and other performance factors. Key variances not discussed above in the Consolidated Results section are as follows:
Net premiums earned. Net premiums earned decreased $2 and $1 for the three and six months ended June 30, 2024, compared to the same period in the prior year. Net premiums earned were impacted by the organic and active runoff of the financial guarantee insured portfolio, resulting in a reduction to current and future net premiums earned.
Other Revenue Items.
Net investment income increased $0 and $7 for the three and six months ended June 30, 2024, compared to the prior year period, driven by higher yields in fixed income, offset by lower fair value gains on other investments, including fixed maturity securities classified as trading.
Net investment gains (losses), including impairments improved $2 and $8 for the three and six months ended June 30, 2024, compared to the prior year periods, primarily as a result of lower foreign exchange losses on US dollar denominated securities held by Ambac UK and net losses on sales in the prior year periods.
Net gains (losses) on derivatives for the three and six months ended June 30, 2024 declined $1 and improved $4, respectively, compared to the prior year periods mostly driven by the impact of counterparty credit adjustments on certain derivative assets. Additionally, the six months ended June 30, 2023 included losses on positions held as partial hedges against interest rate risk elsewhere in the Legacy Financial Guarantee segment. Ambac has exited the derivative positions that led to the first half 2023 losses. See Consolidated Results above for further information about investment and derivative results.
Other income increased $13 and $17 for the three and six months ended June 30, 2024, respectively, primarily related to the termination of a postretirement plan. The gain represents the amount of the accrued and deferred liabilities in excess of the final payment made under the plan.
Losses and Loss Adjustment Expenses (Benefit). The following provides details for losses and loss adjustment expenses (benefit) incurred for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Structured Finance	$(5)	$1	$(21)	$21
Domestic Public Finance	4	(2)	1	1
Other, including International Finance	(4)	2	(6)	(7)
Totals	$(5)	$2	$(26)	$15
Loss and loss adjustment expenses (benefit) for the three and six months ended June 30, 2024, were largely driven by the positive impact of discount rates on the structured insurance portfolio, and assumption changes in the international portfolio, partially offset by adverse development in the public finance portfolio.
Loss and loss expenses (benefit) for the the six months ended June 30, 2023, were largely driven by the RMBS portfolio resulting from a first quarter 2023 decline in discount rates, partially offset by assumption changes in the international portfolio.
G&A Expenses. Segment G&A expenses decreased during the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, primarily due to lower legal defense costs and compensation costs than the prior year period, partially offset by the timing of the reimbursement of $4 of expenses paid to the Corporate segment (2023 was paid in in

Ambac Financial Group, Inc.	46	Second Quarter 2024 Form 10-Q

the first quarter of 2023 and 2024 was paid in the second quarter of 2024). These relative reductions in expenses were also partially offset by expenses incurred in the first quarter of 2024 related to the strategic review of the Legacy Financial Guarantee segment.

Specialty Property and Casualty Insurance
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Gross premiums written	$111	$53	$208	$105
Net premiums written	32	9	59	18
Revenues:
Net premiums earned	$27	$8	$53	$15
Program fees	3	2	6	4
Investment income	1	1	3	2
Net investment gains (losses), including impairments	—	—	—	—
Total	32	11	61	20
Expenses:
Losses and loss expenses incurred	23	6	42	10
Amortization of deferred acquisition costs, net	5	1	10	3
General and administrative expenses	5	4	8	8
Total	33	11	61	21
EBITDA	(1)	$—	1	$(1)
Pretax income (loss)	$(1)	$—	$1	$(1)

Retention Ratio (1)	29.0%	17.1%	28.2%	17.4%

Loss and LAE Ratio (2)	85.1%	73.7%	80.5%	70.4%
Expense Ratio (3)	24.3%	39.0%	23.5%	46.7%
Combined Ratio (4)	109.4%	112.7%	104.0%	117.1%

Ambac's stockholders equity (5)	$122	$112
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
The Specialty Property and Casualty Insurance segment has grown significantly since underwriting its first program in May 2021. Twenty-three programs were authorized to issue policies as of June 30, 2024, including Everspan participating on two programs as a reinsurer. The growth in both the number and size of these programs has contributed to the increase in gross and net premiums written, net premiums earned and net loss and loss expenses incurred.
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
Loss and loss expenses incurred increased for the three and six months ended June 30, 2024, relative to the three and six months ended June 30, 2023. Everspan's loss ratio (including ULAE) was 85.1% at June 30, 2024, versus 73.7% at June 30, 2023, inclusive of prior accident years development of 6.9% and 4.2%, respectively and the impact of reserve strengthening in the current accident year of 4.2% for the three months ended June 30, 2024 primarily related to commercial auto. The shift in the loss ratio was driven by commercial auto losses, the addition of personal nonstandard auto (through assumed reinsurance), excess auto claims and other liability claims. Everspan's loss ratio may fluctuate as the still nascent inforce book of business scales and seeks to achieve benefits from diversification. The increase in the Loss and LAE ratio for the three months ended June 30, 2024, compared to June 30, 2023, was partially offset by a benefit to acquisition costs as a result of sliding scale commission arrangements with program partners. Such benefit reduced the Specialty Property and Casualty Insurance segments expense ratio by 5.6% and 4.2% for the three months ended June 30, 2024 and 2023, respectively. Certain Everspan programs were structured to include sliding scale commission arrangements within a loss ratio range. These sliding scale arrangements help mitigate losses, protect underwriting results and limit earnings volatility. In June 2024, one of Everspan's commercial auto program partners agreed with Everspan to temporarily suspend underwriting new business in order for the parties and Everspan's reinsurers to review pricing and loss controls in advance of considering the program's renewal.
Loss and loss expenses incurred may be adversely impacted by economic and social inflation. The impact of inflation on ultimate loss reserves is difficult to estimate, particularly in light of recent disruptions to the judicial system, supply chains and labor markets. In addition, going forward, we may not be able to offset the impact of inflation on our loss costs with sufficient price increases. The estimation of loss reserves may also be more difficult during extreme events, such as a pandemic, or during the persistence of volatile or uncertain economic conditions, due to, amongst other reasons, unexpected changes in behavior of judicial decisions, claimants and policyholders, including fraudulent reporting of exposures and/or losses. Due to the inherent uncertainty underlying loss reserve estimates, the final resolution of the estimated liability for loss and loss adjustment expenses will likely be higher or lower than the related loss reserves at the reporting date. In addition, our estimate of losses and loss expenses may change. These additional liabilities or increases in estimates, or a range of either, could vary significantly from period to period.

Ambac Financial Group, Inc.	47	Second Quarter 2024 Form 10-Q

General and administrative costs were flat for the three and six months ended June 30, 2024, relative to the three and six months ended June 30, 2023, as increases from the ramp up in Everspan's staffing and operations was mostly offset by the timing of incentive compensation accruals.

Insurance Distribution
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Premiums placed	$53	$41	$144	$118

Commission income	$13	$10	$31	$25
Commission expense	8	6	18	14
Net commissions	5	4	13	11
Expenses:
General and administrative expenses (1)	3	2	6	5
EBITDA	2	2	7	6
Depreciation (1)	—	—	—	—
Intangible amortization	1	1	2	2
Pretax income (loss)	$1	$1	$5	$4

Ambac's stockholders equity (2)	$105	$92
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
The Insurance Distribution segment placed premiums for its carriers of approximately $53 and $144 for the three and six months ended June 30, 2024, up $12 and $25 or 31% and 21%, respectively, as compared to the three and six months ended June 30, 2023. Higher premiums placed were driven by the acquisition of Riverton Insurance Agency and organic growth. The increase in premiums placed and changes to the mix of business written led to the growth in commission income and commission expense of 32% and 31%, respectively.
Employer Stop Loss business underwritten by Xchange has seasonality in January and July, which results in revenue and earnings concentrations in the first and third quarters each calendar year. Other lines of business placed by our Insurance Distribution business may also experience seasonality that may cause some volatility of results from period to period.
G&A Expenses. G&A expenses for the three and six months ended June 30, 2024, increased compared to the three and six months ended June 30, 2023, primarily as a result of the Riverton acquisition.

LIQUIDITY AND CAPITAL RESOURCES
Holding Company Liquidity
AFG is organized as a legal entity separate and distinct from its operating subsidiaries. AFG is a holding company with no outstanding debt at June 30, 2024. AFG's liquidity is primarily dependent on its net assets, excluding the operating subsidiaries that it owns, totaling $202 as of June 30, 2024, and secondarily on distributions, expense sharing payments from its operating subsidiaries and third party capital (credit facilities, equity issuance, etc.).
•Effective July 31, 2024, AFG closed the acquisition of a controlling 60% interest in Beat. In connection with the acquisition, Cirrata incurred $150 of debt maturing in 364 days funded by a global bank (the "Credit Facility"). Repayment of debt under the Credit Facility is guaranteed by AFG. It is AFG's intent to repay this debt upon the closing of the sale of AAC or otherwise refinance such short-term debt with longer-term debt.
•Under an inter-company cost allocation agreement, AFG is reimbursed by AAC for a portion of certain operating costs and expenses and, if approved by OCI, entitled to an additional payment of up to $4 per year to cover expenses not otherwise reimbursed. The $4 reimbursement was approved by OCI and was paid to AFG during the second quarter of 2024. As further described in Note 1. Business and Basis of Presentation, AFG entered into a stock purchase agreement, pursuant to which and subject to the conditions set forth therein, AFG will sell all of the issued and outstanding shares of common stock of AAC. The sale of AAC is expected to close in the fourth quarter of 2024 or the first quarter of 2025 and, accordingly, it is unlikely for AFG to receive this reimbursement in the future.
•If AFG were to not sell AAC, its ability to receive dividends from AAC and the timing of any such potential dividends would depend on the results of the OCI Capital Model, regulatory approval and the satisfaction of certain obligations senior to AFG's equity interest (e.g. surplus notes).
•Subject to the approvals required for the sale of AAC as described in Note 1. Business and Basis of Presentation, AFG will receive $420 of proceeds at closing less applicable legal, advisory and other expenses incurred in connection with the sale.
•Everspan's ability to make future dividend payments will mostly depend on its future profitability relative to its capital needs to support growth. Everspan is not expected to pay dividends in the near term.
•Cirrata does not have any regulatory restrictions on its ability to make distributions. AFG received distributions from Cirrata of $4.7 and $3.6 during the six months ended June 30, 2024 and 2023.

Ambac Financial Group, Inc.	48	Second Quarter 2024 Form 10-Q

AFG's principal uses of liquidity are: (i) the payment of G&A expenses, including costs to explore opportunities to grow and diversify Ambac, (ii) the making of strategic investments, which are generally illiquid and (iii) making capital investments to acquire, grow and/or capitalize new and/or existing businesses, including through the acquisition of noncontrolling interests as a result of the exercise of outstanding puts and/or calls. Including the acquisition of Beat, funding these puts, calls and other commitments could require payments from AFG, depending on the performance of the underlying businesses and other considerations, of approximately $350 through 2030. AFG may also provide short-term financial support, primarily in the form of loans, to its operating subsidiaries to support their operating requirements.
In the opinion of the Company’s management the net assets and expected funding sources of AFG are currently sufficient to meet AFG’s current liquidity requirements. However, events, opportunities, acquisitions, the exercise of puts and calls, the need to refinance outstanding debt, or other circumstances could require AFG to seek additional capital (e.g. through the issuance of debt, equity or hybrid securities).
The Credit Facility includes covenants that restrict our ability to manage capital resources by limiting, among other actions, the issuance of debt or capital stock; the creation of liens; the disposition of assets; engaging in transactions with affiliates; making restricted payments, including dividends and the purchase or redemption of capital stock; and making acquisitions and other investments. The Credit Facility also requires the prepayment of the borrowings thereunder with proceeds of certain debt or equity issuances and certain asset sales. These requirements will impact our financial and operational flexibility while the Credit Facility remains in place.
Operating Companies' Liquidity
Insurance
Sources of liquidity for the Company’s insurance subsidiaries are through funds generated from premiums; recoveries on claim payments; reinsurance recoveries; fees; investment income and maturities and sales of investments.
•See Note 5. Insurance Contracts to the Consolidated Financial Statements included in Part I, Item 1., in this Form 10-Q for a summary of future gross financial guarantee premiums to be collected by AAC and Ambac UK. Termination of financial guarantee policies on an accelerated basis may adversely impact AAC’s liquidity.
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
•As discussed more fully in "Results of Operations" above in this Management's Discussion and Analysis, AAC requested approval from OCI to pay principal of, and interest on, the surplus notes on June 7, 2024, but such request was declined. Current principal outstanding on AAC's long-term debt consisted of $519 of surplus notes. AAC's future interest obligations on long-term debt include $500 of accrued and unpaid interest all or a portion of which would be payable on surplus notes if approved by OCI on or before the next scheduled payment date of June 7, 2025.
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

Ambac Financial Group, Inc.	49	Second Quarter 2024 Form 10-Q

Consolidated Cash Flow Statement Discussion
The following table summarizes the net cash flows for the periods presented.

Six Months Ended June 30,	2024	2023
Cash provided by (used in):
Operating activities	$32	$101
Investing activities	(120)	489
Financing activities (1)	(89)	(343)
Foreign exchange impact on cash and cash equivalents	—	1
Net cash flow	$(178)	$248
(1)    Because the trusts established under the Puerto Rico restructurings are consolidated VIEs, certain payments made by AAC to accelerate AAC-insured bonds that were deposited into trusts are reflected as payments of VIE liabilities within financing activities. Cash used in financing activities includes $0 and $108 from such AAC payments, for the six months ended June 30, 2024 and 2023, respectively.
Operating activities
Net cash provided by operating activities during the six months ended June 30, 2024 and 2023 was $32 and $101, respectively. During the six months ended June 30, 2023, Ambac received proceeds from a R&W settlement and repaid the remaining secured debt outstanding (net operating cash inflows of $90). Operating cash flows in the six months ended June 30, 2024 were positively impacted by the growth in the Specialty P&C Insurance business and higher investment portfolio inflows, partially offset by transaction related costs for the acquisition of Beat and the sale of AAC.
Future operating flows will primarily be impacted by net premium collections and investment coupon receipts, G&A expenses, net claim and loss expense payments and interest payments on outstanding debt.
Financing Activities
Financing activities for the six months ended June 30, 2024, included paydowns and maturities of VIE debt obligations of $87.
Financing activities for the six months ended June 30, 2023, included payments for redemption of Tier 2 Notes of $97 and paydowns and maturities of VIE debt obligations of $235 (including payments for the accelerations of the VIE trusts created from the Puerto Rico restructuring).
Collateral
AFS hedged a portion of the interest rate risk in the Legacy Financial Guarantee Insurance segment financial guarantee and investment portfolios, along with legacy customer interest rate swaps, with standardized derivative contracts, which contain collateral or margin requirements. Since the second quarter of 2023, AFS's only remaining derivative positions include a limited number of legacy customer swaps and their associated hedges. Under these hedge agreements, AFS is required to post collateral in excess of the derivative unrealized loss amount. All AFS derivative contracts containing ratings-based downgrade triggers that could result in collateral posting or a termination have been triggered. All collateral obligations are currently met. Collateral posted by AFS totaled a net amount of $44 (cash and securities collateral of $25 and $18, respectively), including independent amounts, under these contracts at June 30, 2024.
BALANCE SHEET
Total assets decreased by $244 from December 31, 2023, to $8,184 at June 30, 2024, primarily due to lower VIE assets partially offset by increases in premium receivables, reinsurance recoverables and deferred ceded premiums as a result of growth in the specialty P&C businesses.
Total liabilities decreased by approximately $248 from December 31, 2023, to $6,748 as of June 30, 2024, primarily due to decreases in VIE liabilities; partially offset by higher unearned premiums, deferred program fees and ceded premium payables from the specialty P&C businesses.
As of June 30, 2024, total stockholders’ equity was $1,419, compared with total stockholders’ equity of $1,415 at December 31, 2023.
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

Ambac Financial Group, Inc.	50	Second Quarter 2024 Form 10-Q

The following table summarizes the composition of Ambac’s investment portfolio, excluding VIE investments, at carrying value at June 30, 2024 and December 31, 2023:

	June 30, 2024					December 31, 2023
	Legacy Financial Guarantee Insurance	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consolidated	Legacy Financial Guarantee Insurance	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consolidated

Fixed maturity securities	$1,567	$137	$—	$—	$1,703	$1,575	$121	$—	$14	$1,710
Fixed maturity securities - trading	31	—	—	—	31	27	—	—	—	27
Short-term	105	43	5	161	314	225	41	4	156	426
Other investments	526	—	—	32	558	457	—	—	18	475
Fixed maturity securities pledged as collateral	25	—	—	—	25	27	—	—	—	27
Total investments (1)	$2,254	$180	$5	$193	$2,632	$2,310	$162	$4	$188	$2,664
(1)    Includes investments denominated in non-US dollar currencies with a fair value of £344 ($435) and €21 ($23) as of June 30, 2024 and £342 ($436) and €25 ($27) as of December 31, 2023.
Ambac invests in various asset classes in its fixed maturity securities portfolio. Other investments primarily consist of diversified interests in pooled funds. Refer to Note 3. Investments to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for information about fixed maturity securities and pooled funds by asset class.
The following charts provide the ratings(1) distribution of the fixed maturity investment portfolio based on fair value at June 30, 2024 and December 31, 2023:

(1)Ratings are based on the lower of Moody’s or S&P ratings. If ratings are unavailable from Moody's or S&P, Fitch ratings are used. If guaranteed, rating represents the higher of the underlying or guarantor’s financial strength rating.
(2)Below investment grade and not rated bonds insured by Ambac represent 17% and 21% of the June 30, 2024, and December 31, 2023, combined fixed maturity portfolio, respectively.

Ambac Financial Group, Inc.	51	Second Quarter 2024 Form 10-Q

Premium Receivables
Ambac's premium receivables increased to $317 at June 30, 2024, from $290 at December 31, 2023. The increase is primarily due to growth in the Specialty P&C Insurance Segment, including receivables related to the programs where Everspan participates as a reinsurer. At June 30, 2024, Legacy Financial Guarantee Insurance and Specialty P&C premiums receivables were $232 and $85, respectively.
Premium receivables by payment currency were as follows:

Currency	Premium Receivable in Payment Currency	Premium Receivable in U.S. Dollars
U.S. Dollars	$235	$235
British Pounds	£55	70
Euros	€11	12
Total		$317
Reinsurance Recoverable on Paid and Unpaid Losses
Ambac has reinsurance in place pursuant to surplus share treaty and facultative agreements. To minimize its exposure to losses from reinsurers, Ambac (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties under certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised in the event of rating agency downgrades of a reinsurer (among other events and circumstances). Those reinsurance counterparties that do not currently post collateral are well capitalized, highly rated, authorized capacity providers. Ambac benefited from letters of credit and collateral amounting to approximately $66 from its reinsurers at June 30, 2024.  Additionally, while legacy liabilities from the recent Specialty P&C acquisitions were fully ceded to certain reinsurers, Everspan also benefits from an unlimited, uncapped indemnity from the respective sellers to mitigate any residual risk to these reinsurers. As of June 30, 2024 and December 31, 2023, reinsurance recoverable on paid and unpaid losses were $277 and $195, respectively primarily due to growth in the Specialty P&C Insurance Segment.
Intangible Assets
Intangible assets primarily include (i) an insurance intangible asset that was established at AFG's emergence from bankruptcy (Legacy Financial Guarantee Insurance Segment) in 2013, representing the difference between the fair value and aggregate carrying value of the financial guarantee insurance and reinsurance assets and liabilities of $226 at June 30, 2024, (ii) intangible assets established as part of acquisitions in the Insurance Distribution business of $45 at June 30, 2024, (iii) indefinite-lived intangible assets in the Specialty P&C business as part of its acquisitions of $14 at June 30, 2024.
As of June 30, 2024 and December 31, 2023, intangible assets were $285 and $307, respectively. The decline is primarily driven by amortization during the six months ended June 30, 2024.
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
The loss and loss expense reserves, net of subrogation recoverables and before reinsurance as of June 30, 2024 and December 31, 2023, were $762 and $756, respectively.
Loss and loss adjustment expense reserves are included in the Unaudited Consolidated Balance Sheets as follows:

	June 30, 2024:					December 31, 2023:
	Specialty Property and Casualty	Legacy Financial Guarantee				Specialty Property and Casualty	Legacy Financial Guarantee
		Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves		Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves
Balance Sheet Line Item	Gross Loss and Loss Expense Reserves	Claims and Loss Expenses	Recoveries			Gross Loss and Loss Expense Reserves	Claims and Loss Expenses	Recoveries
Loss and loss expense reserves	$286	$669	$(51)	$(14)	$890	$197	$779	$(55)	$(28)	$893
Subrogation recoverable	—	7	(136)	—	(128)	—	1	(139)	—	(137)
Totals	$286	$676	$(186)	$(14)	$762	$197	$780	$(194)	$(28)	$756

Ambac Financial Group, Inc.	52	Second Quarter 2024 Form 10-Q

Legacy Financial Guarantee Insurance:
Ambac has exposure to various bond types issued in the debt capital markets. The bond types that have experienced significant claims, including through commutations, are residential mortgage-backed securities (“RMBS”), student loan securities and public finance securities. These bond types represent 91% of our ever-to-date insurance claims recorded, with RMBS comprising 60%. The table below indicates gross par outstanding and the components of gross loss and loss expense reserves related to policies in Ambac’s gross loss and loss expense reserves at June 30, 2024 and December 31, 2023:

	June 30, 2024:					December 31, 2023:
	Gross Par Outstanding (1)	Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves (1)(2)	Gross Par Outstanding (1)	Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves (1)(2)
		Claims and Loss Expenses	Recoveries				Claims and Loss Expenses	Recoveries
Structured Finance	$1,711	$596	$(166)	$(7)	$424	$1,860	$679	$(172)	$(10)	$497
Domestic Public Finance	726	76	(8)	(7)	61	834	82	(8)	(8)	66
Other, including International finance	144	1	(13)	—	(12)	1,144	15	(13)	(10)	(8)
Loss expenses	—	3	—	—	3	—	4	—	—	4
Totals	$2,581	$676	$(186)	$(14)	$476	$3,838	$780	$(194)	$(28)	$559
(1)    Ceded par outstanding on policies with loss reserves and ceded loss and loss expense reserves were $279 and $26 respectively, at June 30, 2024, and $362 and $30, respectively at December 31, 2023. Recoverable ceded loss and loss expense reserves are included in Reinsurance recoverable on paid and unpaid losses on the balance sheet.
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
While our loss reserves consider our judgment regarding issuers’ financial flexibility to adapt to adverse markets, they may not adequately capture sudden, unexpected or protracted uncertainty that adversely affects market conditions. Accordingly, it is possible that our estimated loss reserves, gross of reinsurance, for financial guarantee insurance policies could be understated. We have attempted to identify possible cash flows related to losses and recoveries using more stressful assumptions than the probability-weighted outcome recorded. The possible net cash flows consider the highest stress scenario that was utilized in the development of our probability-weighted expected loss at June 30, 2024, and assumes an inability to execute any commutation transactions with issuers and/or investors. Such stress scenarios are developed based on management’s view about all possible outcomes relating to losses and recoveries. In arriving at such view, management makes considerable judgments about the possibility of various future events. Although we do not believe it is possible to have stressed outcomes in all cases, it is possible that we could have stress case outcomes in some or even many cases. See “Risk Factors” in Part I, Item 1A as well as the descriptions of "Variability of Expected Losses and Recoveries" in Part II, Item 7 of the Company's 2023 Annual Report on Form 10-K, and Part II, Item 1A "Risk Factors" of this Quarterly Report, for further discussion of the risks relating to future losses and recoveries that could result in more highly stressed outcomes.
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
Structured Finance Variability:
Using the approaches described above, the possible increase in loss reserves for structured finance credits for which we have an estimate of expected loss at June 30, 2024, could be

Ambac Financial Group, Inc.	53	Second Quarter 2024 Form 10-Q

approximately $50 and there can be no assurance that losses may not exceed such amounts.
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
For the public finance credits for which we have an estimate of expected loss at June 30, 2024, the sum of all the highest stress case loss scenarios is $185 and there can be no assurance that losses may not exceed such amounts.
Other Credits, including International Finance Variability:
It is possible our loss reserves on other types of credits, including those insured by Ambac UK, may be under-estimated because of various risks that vary widely, including the risk that we may not be able to recover or mitigate losses through our remediation processes. For all other credits, including Ambac UK, for which we have an estimate of expected loss, the sum of all the highest stress case loss scenarios is approximately $45 greater than the loss reserves at June 30, 2024. There can be no assurance that losses may not exceed such amounts.
Long-term Debt
Long-term debt includes AAC surplus notes and the Ambac UK debt issued in connection with a commutation. All long-term debt relates to the Legacy Financial Guarantee segment.
The carrying value of each of these as of June 30, 2024 and December 31, 2023 is below:

	June 30, 2024	December 31, 2023
Surplus notes	$495	$491
Ambac UK debt	17	17
Total Long-term Debt	$512	$508
The increase in long-term debt from December 31, 2023, resulted from accretion on the carrying value of surplus notes and Ambac UK debt.
VARIABLE INTEREST ENTITIES
Please refer to Note 8. Variable Interest Entities to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q and Note 2. Basis of Presentation and Significant Accounting Policies and Note 12. Variable Interest Entities to the Consolidated Financial Statements, included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, for information regarding variable interest entities.
ACCOUNTING STANDARDS
There are no new accounting standards applicable to Ambac that have been issued but not yet adopted.

Ambac Financial Group, Inc.	54	Second Quarter 2024 Form 10-Q

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
Ambac Assurance Corporation
AAC’s statutory policyholder surplus and qualified statutory capital (defined as the sum of policyholders surplus and mandatory contingency reserves) were $894 and $1,197 at June 30, 2024, respectively, as compared to $897 and $1,201 at December 31, 2023, respectively.  As of June 30, 2024, statutory policyholder surplus and qualified statutory capital included $519 principal balance of surplus notes outstanding and $115 liquidation preference of preferred stock outstanding. These surplus notes (in addition to related accrued interest of $500 that is not recorded under statutory basis accounting principles); preferred stock; and all other liabilities, including insurance claims are obligations that, individually and collectively, have claims on the resources of AAC that are senior to AFG's equity and therefore impede AFG's ability to realize residual value and/or receive dividends from AAC. The drivers to the net decrease in policyholder surplus were the statutory net loss of $6 for the six months ended June 30, 2024.
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
Everspan Indemnity Insurance Company
Everspan Indemnity Insurance Company’s statutory policyholder surplus was $106 at June 30, 2024, as compared to $108 at December 31, 2023. The drivers within the period was net loss at
Everspan Indemnity Insurance Company, including its subsidiaries, of $1 during the six months ended June 30, 2024, in addition to a reduction in policyholders surplus for changes in capital contributions, primarily related to incentive compensation awards.
AMBAC UK FINANCIAL RESULTS UNDER UK ACCOUNTING PRINCIPLES
Ambac UK is required to prepare financial statements under FRS 102 "The Financial Reporting Standard applicable in the UK and Republic of Ireland." Ambac UK’s shareholder funds under UK GAAP were £505 at June 30, 2024, as compared to £489 at December 31, 2023. At June 30, 2024, the carrying value of cash and investments was £546, a increase from £535 at December 31, 2023. The increase in shareholders’ funds and cash and investments was primarily due to the continued receipt of premiums, investment gains and foreign exchange gains, partially offset by general and administrative expenses and tax payments.
Ambac UK is also required to prepare financial information in accordance with the Solvency II Directive.  The basis of preparation of this information is significantly different from both US GAAP and UK GAAP. Available and eligible capital resources under Solvency II, to meet solvency capital requirements, were £448 at June 30, 2024, the most recently published position. Eligible capital resources at June 30, 2024, were in comparison to regulatory capital requirements of £213. Therefore, Ambac UK was in a surplus position in terms of compliance with applicable regulatory capital requirements by £235 at June 30, 2024.
NON-GAAP FINANCIAL MEASURES
($ in millions)
In addition to reporting the Company’s quarterly financial results in accordance with GAAP, the Company is reporting non-GAAP financial measures: EBITDA, Adjusted Net Income and Adjusted Book Value. These amounts are derived from our consolidated financial information, but are not presented in our consolidated financial statements prepared in accordance with GAAP.We present non-GAAP supplemental financial information because we believe such information is of interest to the investment community, and that it provides greater transparency and enhanced visibility into the underlying drivers and performance of our businesses on a basis that may not be otherwise apparent on a GAAP basis. We view these non-GAAP financial measures as important indicators when assessing and evaluating our performance on a segmented and consolidated basis and they are presented to improve the comparability of our results between periods by eliminating the impact of the items that may not be representative of our core operating performance. These non-GAAP financial measures are not substitutes for the Company’s GAAP reporting, should not be viewed in isolation and may differ from similar reporting provided by other companies, which may define non-GAAP measures differently. In connection with the sale of AAC and the acquisition of Beat, management is considering making changes to the current non-GAAP measures which, if any, may occur in future reporting periods.

Ambac Financial Group, Inc.	55	Second Quarter 2024 Form 10-Q

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

	Three Months Ended June 30, 2024					Three Months Ended June 30, 2023
	Legacy Financial Guarantee Insurance	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated	Legacy Financial Guarantee Insurance	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated
Net income (loss)	$11	$(1)	$1	$(11)	$(1)	$(9)	$—	$1	$(4)	$(13)
Adjustments:
Interest expense	16	—	—	—	16	16	—	—	—	16
Income taxes	3	—	—	—	2	2	—	—	—	2
Depreciation	—	—	—	—	1	—	—	—	—	—
Amortization of intangible assets	7	—	1	—	8	6	—	1	—	7
EBITDA (1)	$36	$(1)	$2	$(11)	$27	$14	$—	$2	$(4)	$12
(1)    EBITDA is prior to the impact of noncontrolling interests, and relates to subsidiaries where Ambac does not own 100% in the amounts, of $0.4 and $0.3 for the three months ended June 30, 2024 and 2023, respectively. These noncontrolling interests are in the Insurance Distribution segment.

	Six Months Ended June 30, 2024					Six Months Ended June 30, 2023
	Legacy Financial Guarantee Insurance	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated	Legacy Financial Guarantee Insurance	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated
Net income (loss)	$31	$1	$5	$(16)	$20	$(45)	$(1)	$4	$(4)	$(46)
Adjustments:
Interest expense	32	—	—	—	32	32	—	—	—	32
Income taxes	7	—	—	—	7	5	—	—	—	6
Depreciation	—	—	—	1	1	1	—	—	—	1
Amortization of intangible assets	18	—	2	—	21	11	—	2	—	13
EBITDA	$89	$1	$7	$(16)	$81	$5	$(1)	$6	$(3)	$7
(1)    EBITDA is prior to the impact of noncontrolling interests, and relates to subsidiaries where Ambac does not own 100% in the amounts, of $1.4 and $1.2 for the six months ended June 30, 2024 and 2023, respectively. These noncontrolling interests are primarily in the Insurance Distribution segment.

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
The following table reconciles net income (loss) attributable to common stockholders to the non-GAAP measure, Adjusted net income:

Three Months Ended June 30,	2024		2023
($ in millions, except share data)	$ Amount	Per Share	$ Amount	Per Share
Net income (loss) attributable to common shareholders	$(1)	$(0.02)	$(13)	(0.29)
Adjustments:
Net investment (gains) losses, including impairments	(4)	(0.08)	3	0.07
Intangible amortization	8	0.18	7	0.14
Litigation costs	5	0.10	8	0.17
Foreign exchange (gains) losses	—	0.01	—	—
Workforce change costs	—	—	—	—
Pretax adjusted net income (loss)	9	$0.19	4	$0.09
Income tax effects	—	(0.01)	(1)	(0.02)
Net (gains) attributable to noncontrolling interests	—	—	—	—
Adjusted Net Income (Loss)	$8	$0.18	$3	$0.07

Ambac Financial Group, Inc.	56	Second Quarter 2024 Form 10-Q

Six Months Ended June 30,	2024		2023
($ in millions, except share data)	$ Amount	Per Share	$ Amount	Per Share
Net income (loss) attributable to common shareholders	$19	$0.41	$(47)	$(1.02)
Adjustments:
Net investment (gains) losses, including impairments	(4)	(0.09)	8	0.17
Intangible amortization	21	0.44	13	0.29
Litigation costs	11	0.24	16	0.36
Foreign exchange (gains) losses	1	0.02	—	(0.01)
Workforce change costs	—	—	1	0.02
Pretax adjusted net income (loss)	48	$1.02	(9)	$(0.19)
Income tax effects	—	(0.01)	(2)	(0.03)
Net (gains) attributable to noncontrolling interests	—	(0.01)	—	(0.01)
Adjusted Net Income (Loss)	$47	$1.00	$(10)	$(0.23)

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
The following table reconciles Total Ambac Financial Group, Inc. stockholders’ equity to the non-GAAP measure Adjusted Book Value on a dollar amount and per share basis, for all periods presented:

	June 30, 2024		December 31, 2023
($ in millions, except share data)	$ Amount	Per Share	$ Amount	Per Share
Total Ambac Financial Group, Inc. stockholders’ equity	$1,368	$30.25	$1,362	$30.13
Adjustments:
Insurance intangible asset	(226)	(5.00)	(245)	(5.43)
Net unearned premiums and fees in excess of expected losses	157	3.46	162	3.59
Net unrealized investment (gains) losses in Accumulated Other Comprehensive Income	23	0.52	20	0.45
Adjusted book value	1,322	$29.23	$1,299	$28.74
The increase in Adjusted Book Value since December 31, 2023, was primarily attributable to Ambac's net income (excluding earned premium previously included in Adjusted Book Value).
Item 3.    Quantitative and Qualitative Disclosure About Market Risk
As of June 30, 2024 Ambac was party to a US dollar / British pound sterling foreign exchange forward contract to protect against currency fluctuations related to the purchase of Beat. This position was closed on July 26, 2024 resulting in a net gain to Ambac. As of June 30, 2024, there were no other material changes in the market risks that the Company is exposed to since December 31, 2023.
Item 4.     Controls and Procedures
In connection with the preparation of this second quarter Form 10-Q, an evaluation was carried out by Ambac’s management, with the participation of Ambac’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Ambac’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on its evaluation, Ambac’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, Ambac’s disclosure controls and procedures were effective.
During the second quarter of 2024, the Company changed its investment accounting service provider and application. As part of its implementation, the Company evaluated the impact of this new application on its internal control over financial reporting and made changes to controls and procedures where necessary. There were no other changes in our internal control over financial reporting during the second quarter of 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Ambac Financial Group, Inc.	57	Second Quarter 2024 Form 10-Q

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
The sale of the common stock of Ambac Assurance Corporation is subject to receipt of stockholder approval and other closing conditions, and may not be completed as anticipated, or at all.
We are seeking the approval of the sale of all of the issued and outstanding shares of common stock, par value $2.50 per share, of Ambac Assurance Corporation, a Wisconsin stock insurance company and wholly-owned subsidiary of AFG (“AAC”), for aggregate consideration of $420 million in cash, subject to certain adjustments (the "Sale"), by our stockholders in accordance with Section 271 of the Delaware General Corporation Law on the basis that the Sale could be considered to constitute the sale of substantially all of Ambac’s property and assets within the meaning of that statute and related case law. The closing of the Sale is conditioned on, among other things, the receipt of specified regulatory approvals and AFG obtaining the affirmative vote of the holders of a majority of the outstanding shares of common stock, par value $0.01 per share, of AFG entitled to vote thereon at the special meeting called for such purpose, voting together as a single class in person or by proxy (the "Required Stockholder Approval").
In addition, the purchase agreement relating to the Sale (the "Purchase Agreement") provides for certain termination rights. Buyer and AFG may terminate the Purchase Agreement by mutual written agreement at any time prior to the closing date. In addition, either Buyer or AFG may terminate the Purchase Agreement at any time prior to the closing by giving written notice to the other party if
•the closing has not been consummated on or before April 4, 2025 (the "End Date"); provided, however, that if the closing has not occurred solely due to the failure to obtain applicable governmental and regulatory approvals from the authorities including, but not limited to, the OCI, the
End Date will be automatically extended for an additional ninety (90) days and the parties agree to continue to use their respective reasonable best efforts to satisfy such conditions to closing; provided, further, that the right to terminate the Purchase Agreement for the foregoing is not available to any party whose breach of any provision of the Purchase Agreement results in the failure of the closing to be consummated
•(i) applicable law makes the consummation of the closing illegal or otherwise prohibited or (ii) any judgment, injunction, order or decree of any governmental authority enjoins Buyer and AFG from consummating the closing; or
•AFG fails to obtain the Required Stockholder Approval at the special meeting.
The Purchase Agreement may be terminated by Buyer by written notice to AFG if a breach of any representation or warranty or failure to perform any covenant or agreement shall have occurred that would cause certain conditions not to be satisfied, and such breach is not cured within sixty (60) days of written notice to AFG or is incapable of being cured by the End Date. Additionally, the Purchase Agreement may be terminated by Buyer if at any time the AFG Board of Directors effects an Ambac Board Recommendation Change (as defined in the Purchase Agreement).
The Purchase Agreement may be terminated by AFG by written notice if a breach of any representation or warranty or failure to perform any covenant or agreement shall have occurred that would cause certain conditions not to be satisfied, and such breach is not cured within sixty (60) days of written notice to Buyer or is incapable of being cured by the End Date.
The total proceeds realized from the Sale are contingent upon receiving the Required Stockholder Approval and other closing conditions. There can be no assurances that we will receive the vote and satisfy the conditions. Any delay in receiving the required stockholder vote and satisfying the other closing conditions may increase the risk that the Sale will be terminated, or reduce the benefits we expect to achieve.
The Sale and the other transactions contemplated by the Purchase Agreement, whether or not completed, may adversely affect the retained business.
Transactions such as the Sale are often subject to lawsuits by stockholders. It is possible that our common stockholders or other stakeholders will commence or seek to commence litigation against Ambac or the Ambac Board. Such litigation could result in substantial costs and divert management’s attention from other business concerns, which could adversely affect Ambac's specialty property and casualty insurance business and its insurance distribution businesses that Ambac will continue to operate following the completion of the Sale (the "Retained Business").
In addition, our ability to execute on our business strategies for the Retained Business depends on the retention and recruitment of qualified executives and other professionals. We rely upon the services of our current executive and senior management teams.

Ambac Financial Group, Inc.	58	Second Quarter 2024 Form 10-Q

In addition to these officers, we rely on key staff with insurance, underwriting, business development, risk management, investment, accounting, finance, legal, technology and other technical and specialized skills. The market for qualified executives, senior managers and other employees has become very competitive. As a result of the Sale, we may experience higher employee turnover and finding qualified replacements may be more difficult. The loss of the services of members of our executive and/or senior management teams or our inability to hire and retain other talented personnel could delay or prevent us from succeeding in executing our strategies, which could negatively impact the Retained Business. Further, while the completion of the Sale is pending, we may be unable to attract and retain key personnel and our management’s focus and attention and employee resources may be diverted from operational matters.
If we fail to complete the Sale and the other transactions contemplated by the Purchase Agreement, our business and financial performance may be adversely affected, including in the event Ambac is required to pay the Termination Fee.
The completion of the Sale and the other transactions contemplated by the Purchase Agreement is subject to the satisfaction or waiver of various conditions, including the approval of the Sale by our stockholders, which may not be satisfied in a timely manner or at all.
If the Sale is not completed, we will not recoup the costs incurred in connection with negotiating the Sale and the other transactions. Our directors, executive officers and other employees will have expended extensive time and effort and will have experienced significant distractions from their work during the pendency of the Sale, and we will have incurred significant third-party transaction costs, in each case, without any commensurate benefit, which may have a material and adverse effect on our stock price and results of operations.
Furthermore, if the Sale and the other transactions contemplated by the Purchase Agreement are not completed, the announcement of the termination of the Purchase Agreement may adversely affect our relationships with our customers, business partners and employees, which could have a material adverse impact on our ability to effectively operate our business, and we may be required to pay the Termination Fee of $22 million under certain circumstances, each of which could have further adverse effects on our business, results of operations and the trading price of AFG's common stock.
Additionally, we intend to use the proceeds of the Sale to repay all or a portion of the debt used to fund the Beat Transaction. If we do not consummate the Sale then we will need to repay or refinance such debt with other sources of funds, which may not be available on favorable terms or at all. An inability to repay the debt used to fund the Beat Transaction from proceeds of the Sale or other sources, or an inability to refinance such debt on favorable terms or at all, may materially negatively affect our business and results of operations.
The Purchase Agreement contains provisions that limit our ability to pursue alternatives to the Sale.
The Purchase Agreement contains provisions that make it more difficult for us to sell AAC to any party other than Buyer. These provisions include the prohibition on our ability to solicit competing proposals and the requirement that we pay Buyer the Termination Fee of $22 million if we terminate the Purchase Agreement prior to the closing of the Sale as a result of our determining to accept a Company Acquisition Proposal (as defined in the Purchase Agreement) that we determine in good faith to be a Superior Proposal (as defined in the Purchase Agreement).
These provisions make it less advantageous for a third party that might have an interest in acquiring Ambac, or all or a significant part of AAC, to consider or propose an alternative transaction, even if that party were prepared to pay consideration with a higher value than the consideration to be paid by Buyer.
If the Purchase Agreement is not approved or if we fail to complete the Sale, there may not be any other offer from a potential acquiror that the AFG Board determines to be attractive.
If we fail to complete the Sale, the Board of Directors of AFG, in discharging its fiduciary obligations to our stockholders, may evaluate other strategic alternatives including, but not limited to, continuing to operate AAC and the Legacy Financial Guarantee Insurance business for the foreseeable future or an alternative transaction relating to AAC or Ambac. An alternative transaction, if available, may yield lower consideration or value than the proposed Sale, be on less favorable terms and conditions than those contained in the Purchase Agreement and involve significant delay. Any future sale of substantially all of Ambac’s property and assets within the meaning of Section 271 of the Delaware General Corporation Law and related case law or other similar transaction may be subject to further stockholder approval, and there is no guarantee that Ambac would be able to obtain such stockholder approval in favor of any such sale or other transaction. If the Legacy Financial Guarantee Insurance business is not sold, there can be no assurance that we will realize value at least equivalent to the proceeds of the Sale from the operation of the Legacy Financial Guarantee Insurance business over time, or any value; nor can we predict the timeline for realizing value, if any, from the Legacy Financial Guarantee Insurance business in the absence of the Sale.
We are planning to further develop and expand our Specialty Property and Casualty Insurance and Insurance Distribution businesses; however, such plans may not be realized, or if realized, may not create value and may negatively impact our financial results.
Ambac is planning to further develop and expand its Specialty Property and Casualty Insurance and Insurance Distribution businesses, including through the Beat Transaction. Such plans may involve additional acquisitions of assets or existing businesses and the development of businesses through new or existing subsidiaries. Currently, it is not possible to fully predict the future prospects or other characteristics of such businesses. While we expect to conduct business, financial, and legal due

Ambac Financial Group, Inc.	59	Second Quarter 2024 Form 10-Q

diligence in connection with the evaluation of any future business or acquisition opportunities, there can be no assurance that our due diligence will identify every matter that could have a material adverse effect on us. Efforts to pursue certain business opportunities may be unsuccessful or require significant financial or other resources, which could have a negative impact on our operating results and financial condition. To implement our growth strategy, we must be able to meet our capital needs, expand our systems and our internal controls effectively, allocate our human resources optimally, identify and hire qualified employees, and effectively integrate any acquisitions we make in our effort to achieve growth. No assurance can be given that we will successfully execute our plans for new business, generate any earnings or value from new businesses or be able to successfully integrate any such business into our current operating structure.
.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a)    Unregistered Sales of Equity Securities — No matters require disclosure.
(b)    Purchases of Equity Securities By the Issuer and Affiliated Purchasers
When restricted stock unit awards issued by Ambac vest or settle, they become taxable compensation to employees. Shares may be withheld to cover the employee's portion of withholding taxes. In the second quarter of 2024, no employee equity settlements occurred and Ambac did not purchase shares from employees to meet employee tax withholdings.
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
Item 6.    Exhibits

Exhibit Number	Description
Other exhibits, filed or furnished, as indicated:
3.1+	Amended and Restated Certificate of Incorporation of Ambac Financial Group, Inc.
31.1+	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.
31.2+	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.
32.1++	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags or embedded within the Inline XBRL document

+ Filed herewith. ++ Furnished herewith.

Ambac Financial Group, Inc.	60	Second Quarter 2024 Form 10-Q

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBAC FINANCIAL GROUP, INC.

Dated:	August 5, 2024	By:	/s/ DAVID TRICK
		Name:	David Trick
		Title:	Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

Ambac Financial Group, Inc.	61	Second Quarter 2024 Form 10-Q