Form 10-Q
period 2024-09-30
AMBAC FINANCIAL GROUP INC
filed 2024-11-12
CIK 874501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2024

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
As of November 8, 2024, 47,443,141 shares of common stock, par value $0.01 per share, of the Registrant were outstanding.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995					1

Item Number		Page	Item Number		Page
PART I. FINANCIAL INFORMATION			PART I (CONTINUED)
1	Unaudited Consolidated Financial Statements of Ambac Financial Group, Inc. and Subsidiaries			U.S. Insurance Statutory Basis Financial Results	58
	Consolidated Balance Sheets (Unaudited)	2		Ambac Assurance UK Limited Financial Results Under UK Accounting Principles	58
	Consolidated Statements of Total Comprehensive Income (Loss) (Unaudited)	3		Non-GAAP Financial Measures	58
	Consolidated Statements of Stockholders' Equity (Unaudited)	4	3	Quantitative and Qualitative Disclosures About Market Risk	60
	Consolidated Statements of Cash Flows (Unaudited)	5	4	Controls and Procedures	60
	Notes to Unaudited Consolidated Financial Statements	6
2	Management's Discussion and Analysis of Financial Condition and Results of Operations	39	PART II. OTHER INFORMATION
	Overview	39	1	Legal Proceedings	61
	Critical Accounting Policies and Estimates	42	1A	Risk Factors	61
	Financial Guarantees in Force	42	2	Unregistered Sales of Equity Securities and Use of Proceeds	76
	Results of Operations	45	3	Defaults Upon Senior Securities	76
	Liquidity and Capital Resources	51	5	Other Information	77
	Balance Sheet	53	6	Exhibits	76
	Variable Interest Entities	58	SIGNATURES		77
	Accounting Standards	58

Ambac Financial Group, Inc.	i	Third Quarter 2024 Form 10-Q

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
Any or all of management’s forward-looking statements here or in other publications may turn out to be incorrect and are based on management’s current belief or opinions. Ambac Financial Group’s (“AFG”) and its subsidiaries’ (collectively, “Ambac” or the “Company”) actual results may vary materially, and there are no guarantees about the performance of Ambac’s securities. Among events, risks, uncertainties or factors that could cause actual results to differ materially are: (1) the high degree of volatility in the price of AFG’s common stock; (2) uncertainty concerning the Company’s ability to achieve value for holders of its securities, whether from Ambac Assurance Corporation (“AAC”) and its subsidiaries or from the specialty property and casualty insurance business, the insurance distribution business, or related businesses; (3) inadequacy of reserves established for losses and loss expenses and the possibility that changes in loss reserves may result in further volatility of earnings or financial results; (4) potential for rehabilitation proceedings or other regulatory intervention or restrictions against AAC; (5) credit risk throughout Ambac’s business, including but not limited to credit risk related to insured residential mortgage-backed securities, student loan and other asset securitizations, public finance obligations (including risks associated with Chapter 9 and other restructuring proceedings), issuers of securities in our investment portfolios, and exposures to reinsurers and insurance distribution partners; (6) our inability to effectively reduce insured financial guarantee exposures or achieve recoveries or investment objectives; (7) the Company’s inability to generate the significant amount of cash needed to service its debt and financial obligations, and its inability to refinance its indebtedness; (8) the Company’s substantial indebtedness could adversely affect the Company’s financial condition and operating flexibility; (9) the Company may not be able to obtain financing, refinance its outstanding indebtedness, or raise capital on acceptable terms or at all due to its substantial indebtedness and financial condition; (10) greater than expected underwriting losses in the Company’s specialty property and casualty insurance business; (11) failure of specialty insurance program partners to properly market, underwrite or administer policies; (12) inability to obtain reinsurance coverage or charge rates for insurance on expected terms; (13) loss of key relationships for production of business in specialty property and casualty and insurance distribution businesses or the inability to secure such additional relationships to produce expected results; (14) the impact of catastrophic public health, environmental or natural events, or global or regional conflicts; (15)
credit risks related to large single risks, risk concentrations and correlated risks; (16) risks associated with adverse selection as Ambac’s financial guarantee insurance portfolio runs off; (17) the risk that the Company’s risk management policies and practices do not anticipate certain risks and/or the magnitude of potential for loss; (18) restrictive covenants in agreements and instruments that impair Ambac’s ability to pursue or achieve its business strategies; (19) adverse effects on operating results or the Company’s financial position resulting from measures taken to reduce financial guarantee risks in its insured portfolio; (20) disagreements or disputes with the Company’s insurance regulators; (21) loss of control rights in transactions for which we provide financial guarantee insurance; (22) inability to realize expected recoveries of financial guarantee losses; (23) risks attendant to the change in composition of securities in Ambac’s investment portfolios; (24) failure of a financial institution in which we maintain cash and investment accounts; (25) adverse impacts from changes in prevailing interest rates; (26) events or circumstances that result in the impairment of our intangible assets and/or goodwill that was recorded in connection with Ambac’s acquisitions; (27) factors that may negatively influence the amount of installment premiums paid to Ambac; (28) the risk of litigation, regulatory inquiries, investigations, claims or proceedings, and the risk of adverse outcomes in connection therewith; (29) the Company’s ability to adapt to the rapid pace of regulatory change; (30) actions of stakeholders whose interests are not aligned with broader interests of Ambac's stockholders; (31) system security risks, data protection breaches and cyber attacks; (32) regulatory oversight of Ambac Assurance UK Limited (“Ambac UK”) and applicable regulatory restrictions may adversely affect our ability to realize value from Ambac UK or the amount of value we ultimately realize; (33) failures in services or products provided by third parties; (34) political developments that disrupt the economies where the Company has insured exposures or the markets in which our insurance programs operate; (35) our inability to attract and retain qualified executives, senior managers and other employees, or the loss of such personnel; (36) fluctuations in foreign currency exchange rates; (37) failure to realize our business expansion plans, including failure to effectively onboard new program partners, or failure of such plans to create value; (38) greater competition for our specialty property and casualty insurance business and/or our insurance distribution business; (39) loss or lowering of the AM Best rating for our property and casualty insurance company subsidiaries; (40) disintermediation within the insurance industry or greater competition from technology-based insurance solutions or non-traditional insurance markets; (41) adverse effects of market cycles in the property and casualty insurance industry; (42) variations in commision income resulting from timing of policy renewals and the net effect of new and lost business production; (43) variations in contingent commissions resulting from the effects insurance losses; (44) reliance on a limited number of counterparties to produce revenue in our specialty property and casualty insurance and insurance distribution businesses; (45) changes in law or in the functioning of the healthcare market that impair the business model of our accident and health managing general underwriter; (46) failure to consummate the proposed sale of all of the common stock of AAC and the transactions contemplated by the related stock purchase agreement (the “Sale Transactions”) in a timely manner or at all; (47) potential litigation relating to the proposed Sale Transactions; (48) disruptions from the proposed Sale Transactions that may harm Ambac’s business, including current plans and operations; (49) potential adverse reactions or changes to business relationships resulting from the announcement or completion of the proposed Sale Transactions; (50) difficulties in identifying appropriate acquisition or investment targets, properly evaluating the business and prospects of acquired businesses, businesses in which we invest, or targets, integrating acquired businesses into our business or failures to realize expected synergies from acquisitions or new business investments; (51) failure to realize expected benefits from investments in technology; (52) harmful acts and omissions of our business counterparts; and (53) other risks and uncertainties that have not been identified at this time.

Ambac Financial Group, Inc.	1	Third Quarter 2024 Form 10-Q

PART I.    FINANCIAL INFORMATION
Item 1.     Unaudited Financial Statements of Ambac Financial Group, Inc. and Subsidiaries
AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	December 31,
(Dollars in millions, except share data) (September 30, 2024 (Unaudited))	2024	2023
Assets:
Investments:
Fixed maturity securities - available-for-sale, at fair value (amortized cost of $1,737 and $1,744)	$1,740	$1,710
Fixed maturity securities pledged as collateral, at fair value (amortized cost of $27 and $0)	27	—
Fixed maturity securities - trading, at fair value	—	27
Short-term investments, at fair value (amortized cost of $305 and $426)	305	426
Short-term investments pledged as collateral, at fair value (amortized cost of $0 and $27)	—	27
Other investments (includes $535 and $463 at fair value)	561	475
Total investments (net of allowance for credit losses of $1 and $3)	2,634	2,664
Cash and cash equivalents (including $16 and $12 of restricted cash)	70	28
Premium receivables (net of allowance for credit losses of $3 and $4)	342	290
Reinsurance recoverable on paid and unpaid losses (net of allowance for credit losses of $0 and $0)	311	195
Deferred ceded premium	242	204
Deferred acquisition costs	13	11
Subrogation recoverable	124	137
Intangible assets, less accumulated amortization	598	307
Goodwill	434	70
Other assets	228	129
Variable interest entity assets:
Fixed maturity securities, at fair value	2,238	2,167
Restricted cash	47	246
Loans, at fair value	1,651	1,663
Derivative and other assets	326	318
Total assets	$9,256	$8,428
Liabilities and Stockholders’ Equity:
Liabilities:
Unearned premiums	$458	$422
Loss and loss adjustment expense reserves	938	893
Ceded premiums payable	165	90
Deferred program fees and reinsurance commissions	8	6
Deferred taxes	100	19
Short-term debt	148	—
Long-term debt	518	508
Accrued interest payable	515	475
Other liabilities	262	180
Variable interest entity liabilities:
Long-term debt (includes $2,738 and $2,710 at fair value)	2,996	2,967
Derivative liabilities	1,223	1,197
Other liabilities	51	240
Total liabilities	7,383	6,997
Commitments and contingencies (See Note 15)
Redeemable noncontrolling interest	204	17
Stockholders’ equity:
Preferred stock, par value $0.01 per share;20,000,000 shares authorized shares; issued and outstanding shares—none	—	—
Common stock, par value $0.01 per share; 130,000,000 shares authorized; issued shares: 48,875,167 and 46,659,144	—	—
Additional paid-in capital	328	292
Accumulated other comprehensive income (loss)	(81)	(160)
Retained earnings	1,235	1,246
Treasury stock, shares at cost: 1,432,634 and 1,463,774	(17)	(17)
Total Ambac Financial Group, Inc. stockholders’ equity	1,465	1,362
Nonredeemable noncontrolling interest	205	53
Total stockholders’ equity	1,670	1,415
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$9,256	$8,428
See accompanying Notes to Unaudited Consolidated Financial Statements

Ambac Financial Group, Inc.	2	Third Quarter 2024 Form 10-Q

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Total Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except share data)	2024	2023	2024	2023
Revenues:
Net premiums earned	$33	$18	$99	47
Commission income	23	15	54	39
Program fees	4	2	10	6
Net investment income	38	30	116	100
Net investment gains (losses), including impairments	(1)	1	3	(7)
Net gains (losses) on derivative contracts	5	4	7	1
Other income	10	2	28	7
Income (loss) on variable interest entities	3	1	5	—
Total revenues and other income	114	74	321	194
Expenses:
Losses and loss adjustment expenses (benefit)	38	(76)	54	(51)
Amortization of deferred acquisition costs, net	6	2	16	5
Commission expense	9	8	27	22
General and administrative expenses	55	49	139	122
Intangible amortization	13	7	33	21
Interest expense	20	16	51	48
Total expenses	141	6	320	166
Pretax income (loss)	(27)	68	1	28
Provision for income taxes	3	1	10	7
Net income (loss)	(29)	66	(9)	21
Less: net (gain) loss attributable to noncontrolling interest	2	—	1	(1)
Net income (loss) attributable to common stockholders	$(28)	$66	$(8)	$19
Other comprehensive income (loss), after tax
Net income (loss)	$(29)	$66	$(9)	$21
Unrealized gains (losses) on securities, net of income tax provision (benefit) of $3, $0, $3 and $(2)	37	(23)	34	(19)
Gains (losses) on foreign currency translation, net of income tax provision (benefit) of $0, $0, $0 and $0	57	(29)	51	8
Credit risk changes of fair value option liabilities, net of income tax provision (benefit) of $0, $0, $0 and $0	—	—	—	—
Changes to postretirement benefit, net of income tax provision (benefit) of $0, $0, $0 and $0	—	—	(5)	2
Total other comprehensive income (loss), net of income tax	94	(53)	79	(9)
Total comprehensive income, net of income tax	65	14	70	11
Less: net (gain) loss attributable to noncontrolling interest	2	—	1	(1)
Less: (gain) loss on foreign currency translation attributable to noncontrolling interest	(5)	—	(5)	—
Total comprehensive income attributable to common stockholders	$62	$13	$66	$10
Net income per share attributable to common stockholders:
Basic	$(0.63)	$1.44	$(0.23)	$0.42
Diluted	$(0.63)	$1.41	$(0.23)	$0.41
Weighted average number of common shares outstanding:
Basic	47,688,986	45,635,373	46,580,518	45,652,555
Diluted	47,688,986	46,810,735	46,580,518	46,786,443
See accompanying Notes to Unaudited Consolidated Financial Statements

Ambac Financial Group, Inc.	3	Third Quarter 2024 Form 10-Q

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Unaudited)

Three months ended September 30, 2024 and 2023

		Ambac Financial Group, Inc.
(Dollars in millions)	Total	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Common Stock Held in Treasury, at Cost	Nonredeemable Noncontrolling Interest
Balance at June 30, 2024	$1,419	$—	$—	$295	$(175)	$1,265	$(17)	$51
Total comprehensive income (loss)	67	—	—	—	94	(28)	—	—
Stock-based compensation	4			4
Cost of shares (acquired) issued under equity plan	—	—	—	—	—	—	—	—
Changes to noncontrolling interest	4	—	—	—	—	(2)	—	6
Issuance of common stock	29	—	—	29	—	—	—	—
Fair value of nonredeemable noncontrolling interest in Beat Capital Partners at acquisition	148							148
Balance at September 30, 2024	$1,670	$—	$—	$328	$(81)	$1,235	$(17)	$205

Balance at June 30, 2023	$1,303	$—	$—	$283	$(209)	$1,191	$(15)	$53
Total comprehensive income (loss)	13	—	—	—	(53)	66	—	—
Stock-based compensation	4			4
Cost of shares repurchased	(2)						(2)
Cost of shares (acquired) issued under equity plan	—	—	—		—	—	—
Changes to noncontrolling interest	—	—	—	—	—	—	—	—
Balance at September 30, 2023	$1,318	$—	$—	$286	$(262)	$1,257	$(17)	$53

Nine months ended September 30, 2024 and 2023

		Ambac Financial Group, Inc.
(Dollars in millions)	Total	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Common Stock Held in Treasury, at Cost	Nonredeemable Noncontrolling Interest
Balance at January 1, 2024	$1,415	$—	$—	$292	$(160)	$1,246	$(17)	$53
Total comprehensive income (loss)	71	—	—	—	79	(8)	—	—
Stock-based compensation	6			6
Cost of shares (acquired) issued under equity plan	(1)	—	—	—	—	(1)	—	—
Changes to noncontrolling interest	2	—	—	1	—	(3)	—	4
Issuance of common stock	29	—	—	29	—	—	—	—
Fair value of nonredeemable noncontrolling interest in Beat Capital Partners at acquisition	148							148
Balance at September 30, 2024	$1,670	$—	$—	$328	$(81)	$1,235	$(17)	$205

Balance at January 1, 2023	$1,305	$—	$—	$274	$(253)	$1,245	$(15)	$53
Total comprehensive income (loss)	10	—	—	—	(9)	19	—	—
Stock-based compensation	12			12
Cost of shares repurchased	(5)						(5)
Cost of shares (acquired) issued under equity plan	(5)	—	—	—	—	(8)	3	—
Changes to noncontrolling interest	—							—
Balance at September 30, 2023	$1,318	$—	$—	$286	$(262)	$1,257	$(17)	$53
See accompanying Notes to Unaudited Consolidated Financial Statements

Ambac Financial Group, Inc.	4	Third Quarter 2024 Form 10-Q

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(Dollars in millions)	2024	2023
Cash flows from operating activities:
Net income (loss) attributable to common stockholders	$(8)	$19
Redeemable noncontrolling interest	1	(1)
Net income (loss)	(9)	21
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	2	1
Amortization of bond premium and discount	(13)	(10)
Share-based compensation	6	12
Unearned premiums, net	(2)	(46)
Losses and loss expenses, net	3	66
Ceded premiums payable	75	56
Premium receivables	(52)	(8)
Accrued interest payable	40	(13)
Amortization of intangible assets	33	21
Net investment gains (losses), including impairments	(3)	7
Variable interest entity activities	(5)	—
Other, net	(46)	7
Net cash provided by (used in) operating activities	28	112
Cash flows from investing activities:
Proceeds from sales of bonds	193	113
Proceeds from matured bonds	126	58
Purchases of bonds	(358)	(291)
Proceeds from sales of other invested assets	101	189
Purchases of other invested assets	(132)	(62)
Change in short-term investments	147	125
Change in cash collateral	(2)	(29)
Change in consolidated VIE cash collateral	(195)	254
Proceeds from paydowns of consolidated VIE assets	127	161
Acquisitions, net of cash acquired	(215)	(7)
Proceeds from sale of subsidiary, net of cash transferred	14	—
Other, net	(8)	8
Net cash provided by (used in) investing activities	(200)	521
Cash flows from financing activities:
Proceeds from short-term debt	147	—
Payments for purchases of common stock	—	(5)
Payments for redemption of Tier 2 Notes	—	(97)
Tax payments related to shares withheld for share-based compensation plans	(1)	(5)
Distributions to noncontrolling interest holders	(2)	(1)
Payments of consolidated VIE liabilities, net	(131)	(285)
Net cash provided by (used in) financing activities	14	(392)
Effect of foreign exchange on cash, cash equivalents and restricted cash	$—	$—
Net cash flow	(158)	241
Cash, cash equivalents, and restricted cash at beginning of period	274	61
Cash, cash equivalents, and restricted cash at end of period	$117	$302
See accompanying Notes to Unaudited Consolidated Financial Statements

Ambac Financial Group, Inc.	5	Third Quarter 2024 Form 10-Q

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business and Basis of Presentation	7	Note 9. Variable Interest Entities	31
Note 2. Segment Information	11	Note 10. Revenues From Contracts with Customers	33
Note 3. Business Combination	12	Note 11. Comprehensive Income	34
Note 4. Investments	13	Note 12. Net Income Per Share	35
Note 5. Fair Value Measurements	18	Note 13. Income Taxes	35
Note 6. Insurance Contracts	24	Note 14. Employment Benefit Plans	36
Note 7. Derivative Instruments	29	Note 15. Commitments and Contingencies	36
Note 8. Goodwill and Intangible Assets	30

Ambac Financial Group, Inc.	6	Third Quarter 2024 Form 10-Q

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
Ambac Financial Group, Inc. (“AFG”), headquartered in New York City, is an insurance holding company incorporated in the state of Delaware on April 29, 1991. References to “Ambac,” the “Company,” “we,” “our,” and “us” are to AFG and its subsidiaries, as the context requires. Ambac's principal businesses include:
•Specialty Property & Casualty Insurance — Ambac's Specialty Property & Casualty Insurance program business currently includes five carriers (collectively, “Everspan”). Everspan carriers have an A.M. Best rating of 'A-' (Excellent) which was affirmed on June 13, 2024. Effective September 1, 2024, Consolidated National Insurance Company ("CNIC"), an admitted Everspan carrier, was sold and a gain on the sale of approximately $7 was recognized in other income on the Consolidated Statements of Total Comprehensive Income (Loss) for the three and nine months ended September 30, 2024. The sale of CNIC will not have any adverse impact on the group's operations or growth prospects.
•Insurance Distribution — Ambac's specialty property and casualty ("P&C") insurance distribution business, includes Managing General Agents and Underwriters (collectively "MGAs"), an insurance broker, and other distribution and underwriting businesses. Insurance Distribution includes Beat Capital Partners Limited, which was acquired on July 31, 2024. At September 30, 2024, Ambac's insurance distribution platform operates in the following lines of business: property, niche specialty risk, accident & health, miscellaneous specialty, reinsurance, marine & energy, specialty auto, other professional and professional Directors & Officers ("D&O") .
•Legacy Financial Guarantee Insurance — Ambac's legacy financial guarantee business includes the activities of Ambac Assurance Corporation ("AAC") and its wholly owned subsidiaries, including Ambac Assurance UK Limited (“Ambac UK”) and Ambac Financial Services LLC ("AFS"). Both AAC and Ambac UK (the "Legacy Financial Guarantee Companies") have financial guarantee insurance portfolios that have been in runoff since 2008. AFS provided interest rate derivatives to financial guarantee customers and used derivatives to hedge interest rate risk in
AAC's insurance and investment portfolios. AFS's remaining derivative positions include a limited number of legacy customer swaps and their associated hedges.
The Company reports these three business operations as segments; see Note 2. Segment Information for further information.
Sale of Ambac Assurance Corporation ("AAC")
On June 4, 2024, AFG entered into a stock purchase agreement (the "Purchase Agreement") with American Acorn Corporation (the “Buyer”), a Delaware corporation owned by funds managed by Oaktree Capital Management, L.P., pursuant to which and subject to the conditions set forth therein, AFG will sell all of the issued and outstanding shares of common stock of AAC, a wholly-owned subsidiary of AFG, to the Buyer for aggregate consideration of $420 in cash (the "Sale"). The terms of the Sale as contemplated by the Purchase Agreement provide that, at the closing of the Sale (the “Closing”), Buyer will acquire complete ownership of the common stock of AAC and all of its wholly owned subsidiaries, including Ambac UK.
The Purchase Agreement required AFG to seek the affirmative vote in favor of the Sale by the holders of a majority of the issued and outstanding shares of AFG common stock entitled to vote thereon (the “Stockholder Approval”). On October 16, 2024, Stockholder Approval was obtained at a special meeting of stockholders duly convened for that purpose.
The Purchase Agreement contains certain customary termination rights for each of AFG and Buyer, including (i) by mutual written agreement, (ii) if the Sale has not been consummated on or before April 4, 2025 (the “End Date”), subject to certain extensions for 90 days, (iii) if the other party is in breach of the Purchase Agreement in a manner that would result in a failure of an applicable closing condition and such breach cannot be cured or, if curable, has not been cured within 60 days after written notice to the other party of such breach, or (iv) if any applicable law makes the consummation of the Closing illegal or otherwise prohibited or any judgment, order or decree of any governmental authority enjoins Buyer and AFG from consummating the Closing. AFG would pay the Buyer an amount equal to $22 (the “Termination Fee”) if all of the following occur: (i) the Purchase Agreement is terminated as a result of (a) not closing the Sale and other transactions contemplated by the Purchase Agreement by the End Date, subject to certain conditional extension for 90 days, or (b) an AFG breach of representations or covenants that would cause certain closing conditions not to be satisfied, (ii) AFG has received an alternative acquisition proposal prior to a valid termination of the Purchase Agreement, and (iii) within 12 months after termination of the Purchase Agreement, AFG enters into a definitive agreement for an alternative acquisition. AFG would also pay Buyer the Termination Fee if the Purchase Agreement is terminated for (x) AFG breach of certain covenants that would cause closing conditions not to be satisfied, or (y) AFG changing its recommendation to the Company’s stockholders regarding the sale. In addition to the Termination Fee, AFG would pay Buyer up to $6 as a reimbursement of Buyer’s reasonably documented out-of-pocket fees and expenses incurred in connection with the Sale and other transactions

Ambac Financial Group, Inc.	7	Third Quarter 2024 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
contemplated by the Purchase Agreement if (i) the Purchase Agreement is terminated as a result of not closing the Sale and other transactions by the End Date and the Termination Fee is also payable, (ii) the Purchase Agreement is terminated as a result of AFG changing its recommendation to the AFG stockholders regarding the Sale, or (iii) there is an AFG breach of representations or covenants that would cause certain closing conditions not to be satisfied. The Closing is subject to customary closing conditions, including the receipt of specified regulatory approvals.
In connection with and pursuant to the Purchase Agreement, AFG has agreed to issue to the Buyer a warrant exercisable for a number of shares of common stock, par value $0.01, of AFG representing 9.9% of the fully diluted shares of AFG’s common stock as of March 31, 2024, pro forma for the issuance of the Warrant. The Warrant will have an exercise price per share of $18.50 with a 6.5 year term from the date of issuance and will be immediately exercisable. Payment of the exercise price may be settled, at AFG’s option, by way of a cash exercise or by net share settlement.
While management, the Board and AFG's stockholders have approved the Sale, the final commitment to sell AAC is subject to approval by our regulators in both the US and UK. Buyer received approval from the U.K. Prudential Regulation Authority ("PRA") for the change in control of Ambac UK on October 24, 2024 (which remains effective only if the Sale is completed by January 30, 2025, which deadline may be extended by the PRA on upon Buyer's request). Approval from the Wisconsin Office of the Commissioner of Insurance remains outstanding. The Sale will have a major effect on AFG's operations and financial results and therefore at the date we meet the held-for-sale reporting requirements, which we anticipate will occur in the fourth quarter of 2024, we will report the pending sale as a discontinued operation.
At September 30, 2024, the carrying value of AFG's investment in AAC is approximately $943. Once regulatory approval is deemed probable, a loss on the transaction will be reflected in the Statement of Comprehensive Income equal to the difference between the sales proceeds (net of the value of the Warrants to be issued) and AAC's carrying value. Additionally, net income will be adversely impacted by a reclassification from Accumulated Other Comprehensive Income of unrealized losses on available-for-sale investment securities, foreign currency translation losses and credit risk changes of fair value option liabilities, which at September 30, 2024, amounted to $90.
The Sale is expected to close in the fourth quarter of 2024 or the first quarter of 2025.
Acquisition of Beat Capital Partners Limited ("Beat")
On June 4, 2024, the Company, entered into a share purchase agreement (the “Beat Purchase Agreement”), by and among the Company, Cirrata V LLC, a Delaware limited liability company and an indirect wholly-owned subsidiary of AFG (the “Purchaser”), certain sellers set forth therein (the “Sellers”) and Beat, pursuant to which, effective July 31, 2024, the Purchaser purchased from the Sellers approximately 60% of the entire issued share capital of Beat for total consideration, as of the closing date, of approximately $281, of which approximately $252 was paid in cash and the remainder of which was satisfied through the issuance of 2,216,023 shares of AFG common stock to certain Sellers (the "Beat Transaction"). Beat’s management team and Bain Capital Credit LP (together, the “Rollover Shareholders”) each retained approximately 20% of Beat’s issued share capital immediately after closing. Many of Beat's operating units are minority owned by their respective management teams and accordingly, Ambac's economic interests in those units is less than 60% despite our ownership of 60% of Beat.
AFG issued the common stock free and clear of any liens or restrictions (other than those arising under state and federal securities laws of the United States) and bearing a restrictive legend. The common stock has not been registered under the Securities Act in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act.
AFG funded the cash portion of the consideration with a combination of available cash, approximately $62 of funding from AAC, and $147 from new indebtedness (the "Credit Facility") that was issued in the third quarter of 2024. The debt incurred under the Credit Facility matures on July 31, 2025. Obligations under Credit Agreement are guaranteed by AFG and are secured on a first-priority basis by (i) a pledge by AFG of all of the capital stock of Everspan Holdings, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company and (ii) a pledge by the Purchaser of all of the capital stock of Beat held by Purchaser. Borrowing under the Credit Facility bears interest at three-month SOFR plus a margin initially equal to 4.50%, increasing to 5.50% on November 1, 2024, 6.50% on February 1, 2025, and 7.50% on May 1, 2025. A duration fee equal to 1% of the then outstanding Credit Facility shall be due on each of February 1, 2025 and May 1, 2025, to the extent the borrowing under the Credit Facility is not repaid earlier. Funding received from AAC and the Credit Facility are required to be repaid upon closing of the sale of AAC. To reduce its exposure to appreciation of the British Pound Sterling ("GBP") relative to the U.S. Dollar ("USD"), AFG entered into a foreign exchange futures contract under which it agreed to purchase an amount of GBP sufficient to cover the cash portion of the purchase price of Beat along with estimated GBP denominated expenses at an exchange rate of 1.2662 per USD.
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

Ambac Financial Group, Inc.	8	Third Quarter 2024 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
December 31, 2023. The following significant accounting policies provide an update to those included in the Company’s Annual Report on Form 10-K.
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2023. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), but in the opinion of management such financial statements include all adjustments necessary for the fair presentation of the Company’s consolidated financial position and results of operations. The results of operations for the three and nine months ended September 30, 2024, may not be indicative of the results that may be expected for the year ending December 31, 2024. The December 31, 2023, consolidated balance sheet was derived from audited financial statements.
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
Foreign Currency
The impact of non-functional currency transactions and the remeasurement of non-functional currency assets and liabilities into the respective subsidiaries' functional currency (collectively "foreign currency transactions gains/(losses)") are $(8) and $(2) for the nine months ended September 30, 2024 and 2023, respectively. Foreign currency transaction gains/(losses) are primarily the result of remeasuring Ambac UK's and Beat's assets and liabilities that are denominated in currencies (primarily the U.S. dollar) other than their functional currency (the British Pound Sterling). Additionally, Ambac uses foreign currency forward contracts to economically hedge certain currency exposures. See Note 7. Derivative Instruments, for further information about the Company's foreign currency forwards.
Redeemable Noncontrolling Interest
The Beat, Riverton, All Trans, Capacity Marine and Xchange acquisitions resulted in a majority ownership of the acquired entities by Ambac. Under the terms of all the acquisition agreements, Ambac has call options to purchase the remaining interests from the minority owners (i.e., noncontrolling interests) and the minority owners have put options to sell their interests to Ambac. Because the exercise of the put options are outside the control of Ambac, in accordance with the Distinguishing Liabilities from Equity Topic of the ASC, Ambac reports redeemable noncontrolling interests in the mezzanine section of its consolidated balance sheet.
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
Following is a rollforward of redeemable noncontrolling interest.

Nine Months Ended September 30,	2024	2023
Beginning balance	$17	$20
Fair value of acquired redeemable noncontrolling interest at acquisition date	179	2
Net income (loss) attributable to redeemable noncontrolling interest (ASC 810)	(1)	1
Distributions	(2)	(1)
Adjustment to redemption value (ASC 480)	3	—
Foreign exchange	7	—
Ending balance	$204	$22

Ambac Financial Group, Inc.	9	Third Quarter 2024 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)

Supplemental Disclosure of Cash Flow Information	Nine Months Ended September 30,
	2024	2023
Cash paid during the period for:
Income taxes	$11	$9
Interest on long-term debt	—	50
Non-cash investing and financing activities:
Securities acquired (transferred) in transactions related to Puerto Rico restructurings	—	(1)
Decrease in VIE loans as a result of de-consolidations	—	133
Decrease in VIE long-term debt as a result of de-consolidations	—	133
Securities acquired (transferred) in connection with financial guarantee commutations	(65)	—
Ambac common stock issued as partial consideration to acquire Beat	29	—

	September 30,
	2024	2023
Reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows:
Cash and cash equivalents	$54	$32
Restricted cash	16	13
Variable Interest Entity Restricted cash	47	256
Total cash, cash equivalents, and restricted cash shown on the Consolidated Statements of Cash Flows	$117	$302
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
The ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. Ambac will

Ambac Financial Group, Inc.	10	Third Quarter 2024 Form 10-Q

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

	Three Months Ended September 30, 2024					Three Months Ended September 30, 2023
	Legacy Financial Guarantee Insurance	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated (2)	Legacy Financial Guarantee Insurance	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated (2)
Revenues:
Net premiums earned	$6	$27			$33	$6	$12			$18
Commission income			$23		23			$15		15
Program fees		4			4		2			2
Net investment income	34	2	—	$2	38	27	1	—	$3	30
Net investment gains (losses), including impairments	(1)	—		(1)	(1)	1	—		—	1
Net gains (losses) on derivative contracts	(1)		2	5	5	4		—	—	4
Other (1)	6	7	(1)	—	13	3	—	—	—	3
Total revenues (2)	44	40	24	6	114	41	16	15	3	74
Expenses:
Losses and loss adjustment expenses (benefit)	17	20			38	(86)	10			(76)
Amortization of deferred acquisition costs, net	—	6			6	—	2			2
Commission expenses			9		9			8		8
General and administrative expenses (3)	14	5	12	24	55	35	4	3	7	49
Depreciation expense (3)	—	—	—	—	1	—	—	—	—	—
Intangible amortization	6		6		13	6		1		7
Interest expense	16		4		20	16		—		16
Total expenses (2)	54	31	32	24	141	(28)	15	12	7	6
Pretax income (loss)	$(9)	$9	$(8)	$(18)	$(27)	$69	$—	$2	$(4)	$68

Total assets (2)	$7,358	$812	$937	$150	$9,256	$7,018	$457	$160	$213	$7,847

Ambac Financial Group, Inc.	11	Third Quarter 2024 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)

	Nine Months Ended September 30, 2024					Nine Months Ended September 30, 2023
	Legacy Financial Guarantee Insurance	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated (2)	Legacy Financial Guarantee Insurance	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated (2)
Revenues:
Net premiums earned	$19	$80			$99	$20	$27			$47
Commission income			$54		54			$39		39
Program fees		10			10		6			6
Net investment income (loss)	105	5	—	$6	116	90	3		$7	100
Net investment gains (losses), including impairments	(1)	—		4	3	(7)	—		—	(7)
Net gains (losses) on derivative contracts	1		2	4	7	2			—	1
Other (1)	27	7	(1)	—	33	7	—	—	—	7
Total revenues (2)	151	102	55	14	321	112	35	39	7	194
Expenses:
Losses and loss adjustment expenses	(9)	63			54	(71)	20			(51)
Amortization of deferred acquisition costs, net	—	16			16	—	5			5
Commission expenses			27		27			22		22
General and administrative expenses (3)	58	13	18	47	137	87	12	7	14	120
Depreciation expense (3)	1	—	—	1	2	1	—	—	—	1
Intangible amortization	25		9		33	18		3		21
Interest expense	48		4		51	48		—		48
Total expenses (2)	122	92	58	48	320	83	36	33	14	166
Pretax income (loss)	$28	$10	$(3)	$(34)	$1	$29	$(1)	$7	$(8)	$28
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
(3)The Consolidated Statements of Comprehensive Income presents the sum of these items as General & Administrative Expenses.
3.    BUSINESS COMBINATION
On July 31, 2024, Ambac completed the acquisition of 60% of Beat Capital Partners ("Beat") for a purchase price of $281 of which approximately $252 was paid in cash and the remainder was satisfied through the issuance of 2,216,023 shares of Company Common Stock. The acquisition was accounted for as a business combination. The Company is in the process of finalizing the estimation of the fair value of acquired assets and assumed liabilities. Accordingly, the Company’s preliminary estimates and the allocation of the purchase price to the assets acquired and liabilities assumed may change as the Company completes the process, which would also likely impact the Company’s allocation of the purchase price to Goodwill. In accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, changes if any, to the preliminary estimates and allocation will be reported in the Company’s financial statements as an adjustment to the opening balance sheet.
The following table summarizes the consideration transferred to acquire Beat and the estimated fair values of the identified assets acquired and liabilities assumed at the acquisition date, as well as the fair value of the noncontrolling interest, at the acquisition date:

Fair value of consideration transferred:
Cash	$252
Common shares	29
Total consideration	281
Recognized amounts of assets acquired, liabilities assumed and noncontrolling interests:
Cash and equivalents	8
Short-term investments	29
Commission receivables	5
Contract assets	43
Other assets	11
Intangible assets	312
Goodwill	350
Advanced commissions	(49)
Premium payable	(6)
Deferred tax liability	(74)
Other liabilities	(20)
Redeemable noncontrolling interest	(179)
Nonredeemable noncontrolling interests	(148)
Total	281
Goodwill was recorded to reflect the excess purchase consideration over net assets acquired and primarily consists of the future economic benefits that we expect to receive as a result of the acquisition, driven by the value of Beat's potential future distribution and carrier relationships, and synergies with other Ambac business operations. All of the $350 goodwill was

Ambac Financial Group, Inc.	12	Third Quarter 2024 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
assigned to the Insurance Distribution segment. The goodwill is not deductible for tax purposes.
The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed were based on management’s estimates and assumptions at the time of acquisition and are subject to updating as more detailed analyses are completed and additional information about the fair value of assets acquired and liabilities assumed becomes available.
The fair value of the redeemable non-controlling interest of $179 on the acquisition date was estimated based on the non-controlling interest’s respective share of Beat's enterprise value, adjusted for the value of Ambac's call option to purchase, and the minority owners' put option to sell to Ambac, respectively, the remaining 40% membership interest in Beat. Please refer to the Redeemable Noncontrolling Interest section of Note 1. Business and Basis of Presentation, for further information regarding the terms of the call and put option, as well as the redeemable noncontrolling interest balance sheet classification.
The fair value of the nonredeemable noncontrolling interest of $148 represents the aggregate noncontrolling interest share in certain Beat operating units which are minority owned by the units' respective management teams. There are no put or call options associated with these minority interests and as such, the aggregate amount is classified as nonredeemable noncontrolling interest on the balance sheet.
The following table sets forth the estimated fair values of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

	Fair Value	Useful Life - Years
Customer relationships	$303	10.0
Trademarks	8	10.0
Total	$312
The customer relationships intangible represents existing relationships Beat maintains with a variety of brokers and distributors across its product lines. It excludes the value of potential future distribution relationships that may be developed, which is included in goodwill. The trade name intangible represents the rights to the Beat Capital Partners brand name which is well known in the marketplace in which Beat competes.
The overall weighted average useful life of the identified amortizable intangible assets acquired is 5.5 years.
At September 30, 2024, future amortization of Beat's acquired finite-lived intangible assets for the year 2024 (three months) through 2028 and thereafter will be:

Year	Estimated Expense
2024	$8
2025	31
2026	31
2027	31
2028	31
Thereafter	174
Total	$306
The acquired business contributed revenues of $8 and net income of $(2) to Ambac for the period from August 1, 2024 to September 30, 2024. The following unaudited pro forma summary presents consolidated information of Ambac as if the business combination had occurred on January 1, 2023.

	Nine Months Ended September 30,
Pro forma	2024	2023
Revenues	$362	$238

Net income (loss)	$18	$4

Ambac did not have any material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and net income.
These pro forma amounts have been calculated after applying Ambac's accounting policies and adjusting the results of Beat to reflect amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied from January 1, 2023, with the consequential tax effects.
In 2024, Ambac incurred $26 of acquisition-related costs. These expenses are included in general and administrative expense on Ambac's consolidated statement of comprehensive income for the nine months ended September 30, 2024. In the table above, these expenses are reflected in the pro forma net income for the nine months ended September 30, 2023.
4.    INVESTMENTS
Ambac’s non-VIE invested assets are primarily comprised of fixed maturity securities classified as either available-for-sale or trading securities, and interests in pooled investment funds, which are reported within Other investments on the Consolidated Balance Sheets. Interests in pooled investment funds in the form of common stock or in-substance common stock are classified as trading securities, while limited partner interests in such funds are reported using the equity method. Fixed maturity securities classified as trading were unrated municipal bond obligations of Puerto Rico issuing entities that were part of the the PROMESA restructuring process as described further in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Ambac Financial Group, Inc.	13	Third Quarter 2024 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
Fixed Maturity Securities:
The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at September 30, 2024 and December 31, 2023, were as follows:

	September 30, 2024:					December 31, 2023:
	Amortized Cost	Allowance for Credit Losses (2)	Gross Unrealized		Estimated Fair Value	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses
Fixed maturity securities:
Municipal obligations	$83	$—	$2	$1	$84	$72	—	$1	$1	$72
Corporate obligations	808	—	5	34	779	785	—	4	44	745
Foreign obligations	120	—	1	6	115	105	—	1	6	100
U.S. government obligations	92	—	1	2	91	85	—	1	4	82
Residential mortgage-backed securities	255	1	32	5	281	239	3	28	14	250
Commercial mortgage-backed securities	24	—	—	—	24	19	—	—	—	19
Collateralized debt obligations	113	—	1	—	113	139	—	1	1	139
Other asset-backed securities (1)	242	—	13	2	252	301	—	3	1	303
	1,737	1	54	49	1,740	1,744	3	40	71	1,710
Short-term	305	—	—	—	305	426	—	—	—	426
	2,042	1	54	49	2,046	2,170	3	40	71	2,135
Fixed maturity securities pledged as collateral:
U.S. government obligations	27	—	—	—	27	—	—	—	—	—
Short-term	—	—	—	—	—	27	—	—	—	27
	27	—	—	—	27	27	—	—	—	27
Total available-for-sale investments	$2,069	$1	$54	$49	$2,073	$2,197	3	$40	$71	$2,162
(1)Consists primarily of military housing and student loan securities.
(2)For the three and nine months ended September 30, 2024, the allowance for credit losses changed by $— and $— respectively on residential mortgage-backed securities for which credit losses were not previously recorded.

The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at September 30, 2024, by contractual maturity, were as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$441	$439
Due after one year through five years	510	498
Due after five years through ten years	307	289
Due after ten years	177	176
	1,436	1,402
Residential mortgage-backed securities	255	281
Commercial mortgage-backed securities	24	24
Collateralized debt obligations	113	113
Other asset-backed securities	242	252
Total	$2,069	$2,073
Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.
Unrealized Losses on Fixed Maturity Securities:
The following table shows gross unrealized losses and fair values of Ambac’s available-for-sale investments, excluding VIE investments, which at September 30, 2024 and December 31, 2023, did not have an allowance for credit losses This information is aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2024 and December 31, 2023:

Ambac Financial Group, Inc.	14	Third Quarter 2024 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)

	September 30, 2024						December 31, 2023
	Less Than 12 Months		12 Months or More		Total		Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Fixed maturity securities:
Municipal obligations	$3	$—	$15	$1	$18	$1	$7	$—	$16	$1	$23	$1
Corporate obligations	118	3	448	30	566	34	75	2	509	43	584	44
Foreign obligations	16	—	52	6	68	6	8	—	56	6	64	6
U.S. government obligations	18	1	24	1	43	2	27	1	37	2	63	4
Residential mortgage-backed securities	7	—	102	4	109	5	6	—	98	14	104	14
Commercial mortgage-backed securities	4	—		—	4	—	3	—	—	—	3	—
Collateralized debt obligations	28	—	—	—	28	—	1	—	93	1	95	1
Other asset-backed securities	40	1	73	1	114	2	57	1	35	1	92	1
	234	6	714	43	949	49	184	4	844	68	1,028	71
Short-term	—	—	—	—	—	—	4	—	—	—	4	—
	235	6	714	43	949	49	187	4	844	68	1,032	71
U. S. government obligations	—	—	—	—	—	—	—	—	—	—	—	—
Total collateralized investments	—	—	—	—	—	—	—	—	—	—	—	—
Total temporarily impaired securities	$235	$6	$714	$43	$949	$49	$187	$4	$844	$68	$1,032	$71

Management has determined that the securities in the above table do not have credit impairment as of September 30, 2024 and December 31, 2023, based upon (i) no actual or expected principal and interest payment defaults on these securities; (ii) analysis of the creditworthiness of the issuer and financial guarantor, as applicable, and (iii) for debt securities that are non-highly rated beneficial interests in securitized financial assets, analysis of whether there was an adverse change in projected cash flows. Management's evaluation as of September 30, 2024, includes the expectation that all principal and interest payments on securities guaranteed by AAC or Ambac UK will be made timely and in full.
Ambac’s assessment about whether a security is credit impaired reflects management’s current judgment regarding facts and circumstances specific to the security and other factors. If that judgment changes, Ambac may record a charge for credit impairment in future periods.
The declines in fair value and resultant unrealized losses across asset classes as of September 30, 2024, included in the above table resulted from the impact of increasing interest rates and market spreads. Management has determined that the securities with unrealized losses are not credit impaired. Further discussion of management's assessment with respect to security categories with larger unrealized loss balances is below.
Corporate obligations
The gross unrealized losses on corporate obligations as of September 30, 2024, resulted primarily from an increase in interest rates since the securities were purchased. Unrealized losses of $33 related to 710 investment grade securities with an average unrealized loss equal to 6% of amortized cost at September 30, 2024. Securities that have below investment grade credit ratings or are unrated comprise less than a million of the gross unrealized loss and have an average unrealized loss equal to 4% of amortized cost at September 30, 2024. Management believes that the full and timely receipt of all principal and interest payment on corporate obligations with unrealized losses as of September 30, 2024, is probable.
Residential mortgage-backed securities and Other asset-backed securities
As of September 30, 2024, $5 of the unrealized loss on residential mortgage-backed securities related to 8 Ambac insured securities. Five of these account for $4 of the unrealized loss and have an average unrealized loss equal to 4% of amortized cost. The $2 unrealized loss on other asset backed securities related primarily to 17 Ambac-insured securities that have an average unrealized loss equal to 2% of amortized cost.
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

Ambac Financial Group, Inc.	15	Third Quarter 2024 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
Investment Income (Loss)
Net investment income (loss) was comprised of the following for the affected periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fixed maturity securities	$22	$20	$67	$55
Short-term investments	4	5	14	16
Investment expense	(1)	(1)	(4)	(4)
Securities available-for-sale and short-term	24	24	77	67
Fixed maturity securities - trading	—	—	4	5
Other investments	14	6	35	28
Total net investment income (loss)	$38	$30	$116	$100
Net investment income (loss) from Other investments primarily represents changes in fair value on equity securities, including certain pooled investment funds, and income from investment limited partnerships and other equity interests accounted for under the equity method.
Net Investments Gains (Losses), including Impairments:
The following table details amounts included in net investment gains (losses) and impairments included in earnings for the affected periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Gross realized gains on securities	$4	$—	$11	$1
Gross realized losses on securities	(1)	(1)	(2)	(4)
Foreign exchange gains (losses)	(5)	2	(6)	(2)
Credit impairments	—	(1)	(1)	(2)
Intent / requirement to sell impairments	—	—	—	—
Net investment gains (losses), including impairments	$(1)	$1	$3	$(7)
Ambac had an allowance for credit losses of $1 and $2 at September 30, 2024 and 2023, respectively.
Ambac did not purchase any financial assets with credit deterioration for the three and nine months ended September 30, 2024 and 2023.
Counterparty Collateral, Deposits with Regulators and Other Restrictions:
Ambac routinely pledges and receives collateral related to certain transactions. Securities held directly in Ambac’s investment portfolio with a fair value of $28 and $27 at September 30, 2024 and December 31, 2023, respectively, were pledged to derivative counterparties. Ambac’s derivative counterparties have the right to re-pledge the investment securities and as such, these pledged securities are separately classified on the Consolidated Balance Sheets as either "Fixed maturity securities pledged as collateral, at fair value" or "Short-term investments pledged as collateral, at fair value." Refer to Note 7. Derivative Instruments for further information on cash collateral. There was no cash or securities received from other counterparties that were re-pledged by Ambac.
Invested assets carried at $27 and $24 at September 30, 2024 and December 31, 2023, respectively, were deposited by Ambac's insurance subsidiaries with governmental authorities or designated custodian banks as required by laws affecting insurance companies. Invested assets carried at $1 and $1 at September 30, 2024 and December 31, 2023, were deposited as security in connection with a letter of credit issued for an office lease. Fiduciary funds held by Ambac's insurance distribution subsidiaries, carried at $3 and $2 at September 30, 2024 and December 31, 2023, respectively, are included in invested assets.
Guaranteed Securities:
Ambac’s fixed maturity portfolio includes securities covered by guarantees issued by AAC or Ambac UK (“insured securities”). The following table represents the fair value and weighted-average underlying rating of insured securities in Ambac's investment portfolio at September 30, 2024 and December 31, 2023, respectively:

	September 30, 2024	December 31, 2023
Municipal obligations	$8	$9
Mortgage-backed securities	258	240
Asset-backed securities	154	232
Total	$421	482
Weighted average underlying rating	B-	B-
(1)Ratings are based on the lower of Standard & Poor’s or Moody’s rating. If unavailable, Ambac’s internal rating is used.

Ambac Financial Group, Inc.	16	Third Quarter 2024 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
Other Investments:
Ambac's investment portfolio includes interests in various pooled investment funds. Fair value and additional information about investments in pooled funds, by investment type, is summarized in the table below. Except as noted in the table, fair value as reported is determined using net asset value ("NAV") as a practical expedient. Redemption of certain funds valued using NAV may be subject to withdrawal limitations and/or redemption fees which vary with the timing and notification of withdrawal provided by the investor. In addition to these investments, Ambac has unfunded commitments of $26 to private credit and private equity funds at September 30, 2024.

	Fair Value
Class of Funds	September 30, 2024	December 31, 2023	Redemption Frequency	Redemption Notice Period
Hedge funds (1)	$87	$112	quarterly or semi-annually	90 days
Private credit (2)	84	84	quarterly if permitted	180 days if permitted
High yields and leveraged loans (3) (10)	134	85	daily	0 - 30 days
Equity market investments (4) (10)	67	38	daily	0 days
Investment grade floating rate income (5)	57	52	weekly	0 days
Private equity (6)	81	70	quarterly if permitted	90 days if permitted
Real estate properties (7)	—	21	see footnote (7)	see footnote (7)
Convertible bonds (8)(10)	26	—	daily	0 days
Insurance-linked investments (9)	—	1	see footnote (9)	see footnote (9)
Total equity investments in pooled funds	$535	$463

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
(7)Investments consisted of UK property to generate income and capital growth. The fund in which Ambac was invested has terminated on May 30, 2024 and is in the process of distributing remaining capital. Amounts owed Ambac from the fund are included in Other assets on the Consolidated Balance Sheet as of September 30, 2024.
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
(10)These categories include fair value amounts totaling $174 and $77 at September 30, 2024 and December 31, 2023, respectively, that are readily determinable and are priced through pricing vendors, including for Equity market investments $67 and $38, High yield and leveraged loans products $82 and $39, and Convertible bonds investments $26 and $0.
Other investments also include preferred equity investments with a carrying value of $26 and $13 as of September 30, 2024 and December 31, 2023, respectively, that do not have readily determinable fair values and are carried at cost, less any impairments as permitted under the Investments — Equity Securities Topic of the ASC. Impairments of $1 and $2, respectively, were recorded on these investments in the three and nine months ended September 30, 2024. There were no adjustments to fair value to reflect observable price changes in identical or similar investments from the same issuer during the three and nine months ended September 30, 2024 and 2023.
The portion of net unrealized gains (losses) related to securities classified as trading and equity securities, excluding those reported using the equity method, still held at the end of each period is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net gains (losses) recognized during the period on trading and equity securities	$10	$—	$23	$16
Less: net gains (losses) recognized during the reporting period on trading and equity securities sold during the period	1	—	8	10
Unrealized gains (losses) recognized during the reporting period on trading and equity securities still held at the reporting date	$9	$—	$15	$6

Ambac Financial Group, Inc.	17	Third Quarter 2024 Form 10-Q

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
The following table sets forth the carrying amount and fair value of Ambac’s financial assets and liabilities as of September 30, 2024 and December 31, 2023, including the level within the fair value hierarchy at which fair value measurements are categorized. As required by the Fair Value Measurement Topic of the ASC, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Ambac Financial Group, Inc.	18	Third Quarter 2024 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)

	September 30, 2024					December 31, 2023
	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:			Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
			Level 1	Level 2	Level 3			Level 1	Level 2	Level 3
Financial assets:
Fixed maturity securities:
Municipal obligations	$84	$84	$—	$84	$—	$99	$99	$—	$99	$—
Corporate obligations	779	779	—	779	—	745	745	—	726	19
Foreign obligations	115	115	109	6	—	100	100	100	—	—
U.S. government obligations	91	91	91	—	—	82	82	82	—	—
Residential mortgage-backed securities	281	281	—	281	—	250	250	—	250	—
Commercial mortgage-backed securities	24	24	—	24	—	19	19	—	19	—
Collateralized debt obligations	113	113	—	113	—	139	139	—	139	—
Other asset-backed securities	252	252	—	173	79	303	303	—	235	68
Fixed maturity securities, pledged as collateral:
U.S. government obligations	27	27	27	—	—	—	—	—	—	—
Short-term	—	—	—	—	—	27	27	27	—	—
Short term investments	305	305	304	1	—	426	426	421	5	—
Other investments (1)	561	535	174	—	—	475	463	77	—	—
Cash, cash equivalents and restricted cash	70	70	70	—	—	28	28	27	2	—
Other assets - Derivatives:
Interest rate swaps—asset position	26	26	—	—	26	25	25	—	—	25
Warrants	1	1	—	—	1	1	1	—	—	1
FX forward contracts	6	6	—	6	—	—	—	—	—	—
Other assets-Loans	1	1	—	—	1	2	2	—	—	2
Variable interest entity assets:
Fixed maturity securities: Corporate obligations, fair value option	2,146	2,146	—	—	2,146	2,072	2,072	—	—	2,072
Fixed maturity securities: Municipal obligations, available-for-sale	92	92	—	92	—	95	95	—	95	—
Restricted cash	47	47	47	—	—	246	246	246		—
Loans	1,651	1,651	—	—	1,651	1,663	1,663	—	—	1,663
Derivative assets: Interest rate swaps—asset position	189	189	—	189	—	190	190	—	190	—
Derivative assets: Currency swaps—asset position	26	26	—	26	—	36	36	—	36	—
Total financial assets	$6,890	$6,864	$822	$1,776	$3,904	$7,022	$7,010	$979	$1,795	$3,850
Financial liabilities:
Short-term debt, including accrued interest	$151	$153	$—	$—	$153	$—	$—	$—	$—	$—
Long term debt, including accrued interest	1,031	743	—	724	20	983	697	—	679	18
Other liabilities - Derivatives:
Interest rate swaps—liability position	35	35	—	35	—	35	35	—	35	—
Liabilities for net financial guarantees written (2)	247	523	—	—	523	292	788	—	—	788
Variable interest entity liabilities:
Long-term debt (includes $2,738 at fair value)	2,996	3,002	—	2,786	216	2,967	2,980	—	2,760	220
Derivative liabilities: Interest rate swaps—liability position	1,223	1,223	—	1,223	—	1,197	1,197	—	1,197	—
Total financial liabilities	$5,683	$5,678	$—	$4,768	$911	$5,474	$5,697	$—	$4,671	$1,026
(1)Excluded from the fair value measurement categories in the table above are investment funds of $361 and $386 as of September 30, 2024 and December 31, 2023, respectively, which are measured using NAV as a practical expedient. Also excluded from the fair value amounts in the table above are equity securities with a carrying value of $26 and $13 as of September 30, 2024 and December 31, 2023, respectively, that do not have readily determinable fair values and have carrying amounts determined using the measurement alternative.
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

Ambac Financial Group, Inc.	19	Third Quarter 2024 Form 10-Q

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
Fixed Maturity Securities:
The fair values of fixed maturity investment securities are based primarily on market prices received from broker quotes or alternative pricing sources. Because many fixed maturity securities do not trade on a daily basis, pricing sources apply available market information through processes such as matrix pricing to calculate fair value. Such prices generally consider a variety of factors, including recent trades of the same and similar securities. In those cases, the items are classified within Level 2. For those fixed maturity investments where quotes were not available or cannot be reasonably corroborated, fair values are based on internal valuation models. Key inputs to the internal valuation models generally include maturity date, coupon and yield curves for asset-type and credit rating characteristics that closely match those characteristics of the specific investment securities being valued. Items valued using valuation models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be significant inputs that are readily observable. Longer (shorter) expected maturities or higher (lower) yields used in the valuation model will, in isolation, result in decreases (increases) in fair value. Generally, lower credit ratings or longer expected maturities will be accompanied by higher yields used to value a security. At September 30, 2024, approximately 2%, 94% and 4% of the fixed maturity investment portfolio (excluding variable interest entity investments) was valued using broker quotes, alternative pricing sources and internal valuation models, respectively. At December 31, 2023, approximately 2%, 94% and 4% of the fixed maturity investment portfolio (excluding variable interest entity investments) was valued using broker quotes, alternative pricing sources and internal valuation models, respectively.
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
Information about the valuation inputs for fixed maturity securities classified as Level 3 is included below:
Other asset-backed securities: These securities are the most subordinated tranches of a securitization collateralized by Ambac-insured military housing bonds. The fair value classified as Level 3 was $79 and $68 at September 30, 2024 and December 31, 2023, respectively. Fair value was calculated using a discounted cash flow approach with expected future cash flows discounted using a yield consistent with the security type and rating. Significant weighted average inputs for the valuations at September 30, 2024 and December 31, 2023 include the following:

	September 30, 2024	December 31, 2023
a. Coupon rate:	5.98%	5.97%
b. Average Life:	12.31 years	12.80 years
c. Yield:	10.00%	12.00%
Corporate obligations: This includes certain investments in convertible debt securities. The fair value classified as Level 3 was $0 and $19 at September 30, 2024 and December 31, 2023, respectively. Fair value was calculated by discounting cash flows with weighted average maturity of 0.89 years and yield of 11.2% at December 31, 2023. Yields used are consistent with the security type and rating.
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
Derivative Instruments:
Ambac’s derivative instruments primarily comprise interest rate swaps, exchange traded futures contracts (terminated during the second quarter of 2023), and foreign exchange forward contacts (beginning second quarter of 2024). Fair value is determined based upon market quotes from independent sources, when available. When independent quotes are not available, fair value is determined using valuation models. These valuation models require market-driven inputs, including contractual terms, credit spreads, and yield curves. The valuation of certain derivative contracts may require the use of data inputs and assumptions that are determined by management and are not readily observable in

Ambac Financial Group, Inc.	20	Third Quarter 2024 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
the market. Under the Fair Value Measurement Topic of the ASC, Ambac is required to consider its own credit risk when measuring the fair value of derivative liabilities. Factors considered in estimating the amount of any Ambac credit valuation adjustment ("CVA") on such contracts include collateral posting provisions, right of set-off with the counterparty, the period of time remaining on the derivative and the pricing of recent terminations. The aggregate Ambac CVA impact was not significant to the fair value of derivatives at September 30, 2024 or December 31, 2023.
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
Ambac also holds warrants to purchase equity shares of development stage companies. These warrants have a fair value of $1 and $1 as of September 30, 2024 and December 31, 2023, respectively. Fair value was determined using a standard warrant valuation model with internally developed input assumptions.
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
Long-term and Short-term Debt:
Long-term debt includes AAC surplus notes and the Ambac UK debt issued in connection with a policy commutation. The fair values of surplus notes is based on prices received from third-party sources and are classified as Level 2. The fair value of Ambac UK debt estimated based upon internal valuation models and is classified as Level 3.
Short-term debt consists of SOFR indexed borrowing used for partial funding of the Beat acquisition and is classified as Level 3.
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
The fair value of FG VIE fixed maturity securities and loan assets are generally based on Level 2 market price quotes received from independent market sources when available. When FG VIE asset fair values are not readily available from market quotes, values are estimated internally. Internal valuations of FG VIE’s fixed maturity securities or loan assets are derived from the fair values of the notes issued by the respective VIE and the VIE’s derivatives, determined as described above, adjusted for the fair values of Ambac’s financial guarantees associated with the VIE. The fair value of financial guarantees consist of: (i) estimated future premium cash flows discounted at a rate consistent with that implicit in the fair value of the VIE’s liabilities and (ii) estimates of future claim payments discounted at a rate that includes Ambac’s own credit risk. Estimated future premium payments to be paid by the VIEs were discounted at a weighted average rate of 6.3% and 6.3% at September 30, 2024 and December 31, 2023, respectively. At September 30, 2024, the range of these discount rates was between 5.8% and 7.0%. At December 31, 2023, the range of these discount rates were between 5.3% and 7.8%.

Ambac Financial Group, Inc.	21	Third Quarter 2024 Form 10-Q

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
	Investments	Derivatives	Investments	Loans	Total
Three Months Ended September 30, 2024:
Balance, beginning of period	$77	$18	$2,010	$1,567	$3,672
Total gains/(losses) realized and unrealized:
Included in earnings	—	9	19	59	88
Included in other comprehensive income	—	—	116	90	207
Purchases	3	—	—	—	3
Settlements	(1)	—	—	(66)	(66)
Balance, end of period	$79	$27	$2,146	$1,651	$3,903
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$9	$19	$59	$88
The amount of total gains/(losses) included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$116	$90	$207

Three Months Ended September 30, 2023:
Balance, beginning of period	$81	$25	$1,952	$1,772	$3,831
Total gains/(losses) realized and unrealized:
Included in earnings	—	(11)	(21)	48	17
Included in other comprehensive income	—	—	(74)	(62)	(137)
Purchases	6	—	—	—	6
Settlements	—	—	—	(73)	(73)
Deconsolidation of VIEs	—	—	—	(133)	(133)
Balance, end of period	$87	$15	$1,857	$1,551	$3,510
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(11)	$(21)	$48	$17
The amount of total gains/(losses) included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$(74)	$(62)	$(137)

Ambac Financial Group, Inc.	22	Third Quarter 2024 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)

Level 3 - Financial Assets and Liabilities Accounted for at Fair Value
			VIE Assets
	Investments	Derivatives	Investments	Loans	Total
Nine Months Ended September 30, 2024:
Balance, beginning of period	$87	$26	$2,072	$1,663	$3,848
Total gains/(losses) realized and unrealized:
Included in earnings	7	1	(13)	109	104
Included in other comprehensive income	9	—	99	76	184
Purchases	3	—	—	—	3
Settlements	(27)	—	(12)	(197)	(236)
Balance, end of period	$79	$27	$2,146	$1,651	$3,903
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$7	$1	$(13)	$109	$104
The amount of total gains/(losses) included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$9	$—	$99	$76	$184

Nine Months Ended September 30, 2023:
Balance, beginning of period	$79	$26	$1,828	$1,829	$3,762
Total gains/(losses) realized and unrealized:
Included in earnings	1	(11)	59	40	89
Included in other comprehensive income	3	—	(18)	30	15
Purchases	6	—	—	—	6
Settlements	(1)	—	(12)	(214)	(228)
Balance, end of period	$87	$15	$1,857	$1,551	$3,510
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$1	$(11)	$59	$37	$86
The amount of total gains/(losses) included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$3	$—	$(18)	$28	13
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
Gains and losses (realized and unrealized) relating to Level 3 assets and liabilities included in earnings for the affected periods are reported as follows:

	Three Months Ended September 30, 2024				Three Months Ended September 30, 2023
	Net Investment Income	Net Gains (Losses) on Derivative Contracts	Income (Loss) on Variable Interest Entities	Other Income or (Expense)	Net Investment Income	Net Gains (Losses) on Derivative Contracts	Income (Loss) on Variable Interest Entities	Other Income or (Expense)
Total gains (losses) included in earnings for the period	$—	$9	$79	$—	$—	$(11)	$27	$—
Changes in unrealized gains (losses) relating to financial instruments still held at the reporting date	—	9	79	—	—	(11)	27	—

	Nine Months Ended September 30, 2024				Nine Months Ended September 30, 2023
	Net Investment Income	Net Gains (Losses) on Derivative Contracts	Income (Loss) on Variable Interest Entities	Other Income or (Expense)	Net Investment Income	Net Gains (Losses) on Derivative Contracts	Income (Loss) on Variable Interest Entities	Other Income or (Expense)
Total gains or losses included in earnings for the period	$7	$1	$96	$—	$1	$(11)	$99	$—
Changes in unrealized gains or losses included in earnings relating to the assets and liabilities still held at the reporting date	9	1	96	—	—	(11)	96	—

Ambac Financial Group, Inc.	23	Third Quarter 2024 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
6.    INSURANCE CONTRACTS
Amounts presented in this Note relate only to Ambac’s non-derivative insurance business for insurance policies issued to beneficiaries, excluding consolidated VIEs.
Premiums:
The effect of reinsurance on premiums written and earned was as follows:

	Three Months Ended September 30,
	2024		2023
	Written	Earned	Written	Earned
Direct	$91	$89	$65	$59
Assumed	22	17	14	3
Ceded	83	73	52	45
Net premiums	$31	$33	$27	$18

	Nine Months Ended September 30,
	2024		2023
	Written	Earned	Written	Earned
Direct	$265	$243	$181	$157
Assumed	60	50	14	3
Ceded	232	194	195	113
Net premiums	$92	$99	$—	$47
The following table summarizes net premiums earned by location of risk:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$30	$15	$90	$38
United Kingdom	3	3	8	8
Other international	—	—	1	2
Total	$33	$18	$99	$47
Premium Receivables, including credit impairments:
Premium receivables at September 30, 2024 and December 31, 2023 were $342 and $290, respectively.
•Legacy financial guarantee premium receivables are discounted using an appropriate risk-free rate corresponding to the weighted average life of each policy and currency to discount the future premiums contractually due or expected to be collected. The weighted average risk-free rate at September 30, 2024 and December 31, 2023, was 3.1% and 3.2%, respectively, and the weighted average period of future premiums used to estimate the premium receivable at
September 30, 2024 and December 31, 2023, was 7.4 years and 8.0 years, respectively.
•Specialty property and casualty premium receivables are not discounted and are typically paid upfront. Any receivables for such amounts are generally collected in the following period. Non-payment of premium by the policyholder may lead to policy cancellation. Premium receivables related to assumed reinsurance are paid on an installment basis.
Below is the gross premium receivable roll-forward, net of the allowance for credit losses, for the affected periods:

Nine Months Ended September 30,	2024	2023
Beginning premiums receivable	290	269
Premiums written on new business, net of commissions	246	141
Premium receipts	(200)	(146)
Adjustments for changes in expected and contractual cash flows for contracts (1)	(5)	6
Accretion of premium receivable discount for contracts	6	6
Changes in allowance for credit losses	1	1
Foreign exchange gains (losses)	3	1
Ending premium receivable (2)	342	278
(1)Adjustments for changes in expected and contractual cash flows are primarily due to inflation indexation and reductions in insured exposure as a result of early policy terminations and unscheduled principal paydowns for financial guarantee policies.
(2)Premium receivable includes premiums to be received in foreign denominated currencies most notably in British Pounds and Euros. At September 30, 2024 and 2023, premium receivables include British Pounds of $67 (£50) and $71 (£58), respectively, and Euros of $12 (€11) and $13 (€13), respectively.
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
Below is the amortized cost basis of financial guarantee premium receivables by risk classification code and asset class as of September 30, 2024 and December 31, 2023:

Ambac Financial Group, Inc.	24	Third Quarter 2024 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)

	Surveillance Categories as of September 30, 2024						Surveillance Categories as of December 31, 2023
Type of Guaranteed Bond	I	IA	II	III	IV	Total	I	IA	II	III	IV	Total
Public Finance:
Housing revenue	$125	$3	$4	$—	$—	$132	$131	$3	$5	$—	$—	$139
Other	1	—	—	—	—	1	1	—	—	—	—	1
Total Public Finance	126	3	4	—	—	133	133	3	5	—	—	140

Structured Finance:
Mortgage-backed and home equity	—	—	—	—	10	11	—	—	—	—	11	12
Student loan	—	—	—	3	—	4	—	—	—	7	—	7
Other	3	—	—	—	—	3	4	—	—	—	—	4
Total Structured Finance	3	—	—	3	11	17	4	—	—	7	11	22

International:
Sovereign/sub-sovereign	52	8	—	—	—	60	51	13	—	—	—	64
Investor-owned and public utilities	17	—	—	—	—	17	18	—	—	—	—	18
Other	2	—	—	—	—	2	3	—	—	—	—	3
Total International	71	8	—	—	—	80	72	13	—	—	—	85
Total (1) (2)	$201	$11	$5	$3	$11	$230	$210	$16	$5	$7	$11	$248
(1)    Excludes specialty property and casualty premium receivables of $114 and $46 at September 30, 2024 and December 31, 2023, respectively.
(2)    The underwriting origination dates for all policies included are greater than five years prior to the current reporting date.
Below is a rollforward of the premium receivable allowance for credit losses as of September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning balance	$3	$5	$4	$5
Current period provision (benefit)	—	—	(2)	(1)
Write-offs of the allowance	—	—	—	—
Recoveries of previously written-off amounts	—	—	—	—
Ending balance (1)	$3	$4	$3	$4
(1)At September 30, 2024 and 2023, $3 and $2 of premiums were past due.
The following table summarizes the future Legacy Financial Guarantee gross undiscounted premiums to be collected and future premiums earned, net of reinsurance at September 30, 2024:

	Future Premiums to be Collected (1)	Future Premiums to be Earned Net of Reinsurance (2)
Three months ended:
December 31, 2024	5	4
Twelve months ended:
December 31, 2025	26	15
December 31, 2026	25	16
December 31, 2027	24	15
December 31, 2028	23	14
Five years ended:
December 31, 2033	92	55
December 31, 2038	53	27
December 31, 2043	24	9
December 31, 2048	11	4
December 31, 2053	2	1
December 31, 2058	—	—
Total	$284	$160
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

Ambac Financial Group, Inc.	25	Third Quarter 2024 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
Loss and Loss Expense Reserves:
Ambac’s loss and loss expense reserves (“loss reserves”) are based on management’s on-going review of the insured portfolio. Below are the components of the loss and loss expense reserves and the subrogation recoverable asset at September 30, 2024 and December 31, 2023:

	September 30, 2024					December 31, 2023
	Specialty Property and Casualty	Legacy Financial Guarantee				Specialty Property and Casualty	Legacy Financial Guarantee
		Present Value of Expected Net Cash Flows					Present Value of Expected Net Cash Flows
Balance Sheet Line Item	Gross Loss and Loss Expense Reserves	Claims and Loss Expenses	Recoveries	Unearned Premium Revenue	Gross Loss and Loss Expense Reserves	Gross Loss and Loss Expense Reserves	Claims and Loss Expenses	Recoveries	Unearned Premium Revenue	Gross Loss and Loss Expense Reserves
Loss and loss expense reserves	$323	$693	$(63)	$(15)	$938	$197	$779	$(55)	$(28)	$893
Subrogation recoverable	—	8	(131)	—	(124)	—	1	(139)	—	(137)
Totals	$323	$700	$(195)	$(15)	$814	$197	$780	$(194)	$(28)	$756

Below is the loss and loss reserve expense roll-forward, net of subrogation recoverable and reinsurance, for the affected periods:

Nine Months Ended September 30,	2024	2023
Beginning gross loss and loss expense reserves	$756	$534
Reinsurance recoverable	186	115
Beginning balance of net loss and loss expense reserves	570	419
Losses and loss expenses (benefit):
Current year	60	20
Prior years	(6)	(71)
Total (1)	54	(51)
Loss and loss expenses paid (recovered):
Current year	10	2
Prior years	68	(139)
Total	78	(137)
Foreign exchange effect	(1)	—
Ending net loss and loss expense reserves	545	506
Reinsurance recoverable (2)	269	165
Ending gross loss and loss expense reserves	$814	$670
(1)Total losses and loss expenses (benefit) includes $(74) and $(75) for the nine months ended September 30, 2024 and 2023, respectively, related to ceded reinsurance.
(2)Represents reinsurance recoverable on future loss and loss expenses. Additionally, the Balance Sheet line "Reinsurance recoverable on paid and unpaid losses" includes reinsurance recoverables (payables) of $42 and $7 as of September 30, 2024 and 2023, respectively, related to previously presented loss and loss expenses and subrogation.
For 2024, the favorable development in prior years was largely driven by assumption changes in the international portfolio of the legacy financial guarantee segment. This is partially offset by adverse development in prior years within the SPC segment, primarily related to commercial auto.
For 2023, the positive development in prior years was largely driven by RMBS recoveries, the positive impact of discount rates on the RMBS portfolio and an assumption change in the international portfolio, all in the legacy financial guarantee segment.

Ambac Financial Group, Inc.	26	Third Quarter 2024 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
Legacy Financial Guarantee Loss Reserves:
The tables below summarize information related to policies currently included in Ambac’s loss and loss expense reserves or subrogation recoverable at September 30, 2024 and December 31, 2023, excluding consolidated VIEs. Gross par exposures include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bond. The weighted average risk-free rate used to discount loss reserves at September 30, 2024 and December 31, 2023,was 3.8% and 4.6%, respectively.

Surveillance Categories as of September 30, 2024
	I	IA	II	III	IV	V	Total
Number of policies	25	6	13	11	99	4	158
Remaining weighted-average contract period (in years) (1)	5	18	12	10	12	8	11
Gross insured contractual payments outstanding:
Principal	$428	$198	$437	$260	$1,390	$21	$2,736
Interest	68	180	252	91	545	16	1,152
Total	$497	$379	$689	$351	$1,935	$37	$3,887
Gross undiscounted claim liability	$1	$9	$39	$220	$797	$37	$1,103
Discount, gross claim liability	—	(2)	(6)	(65)	(324)	(7)	(404)
Gross claim liability before all subrogation and before reinsurance	1	7	33	155	473	30	700
Less:
Gross other subrogation (2)	(12)	(3)	(1)	(32)	(205)	(11)	(263)
Discount, other subrogation	2	—	—	3	60	3	69
Discounted other subrogation, before reinsurance	(10)	(3)	—	(28)	(145)	(8)	(195)
Gross claim liability, net of all subrogation and discounts, before reinsurance	(9)	4	33	127	329	22	505
Less: Unearned premium revenue	(1)	(2)	(4)	2	(9)	(1)	(15)
Plus: Loss expense reserves	—	—	—	—	—	—	1
Gross loss and loss expense reserves	$(10)	$2	$29	$128	$320	$21	$491
Reinsurance recoverable reported on Balance Sheet (3)	$—	$—	$8	$13	$5	$—	$27
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

Surveillance Categories as of December 31, 2023
	I	IA	II	III	IV	V	Total
Number of policies	18	8	9	13	88	5	141
Remaining weighted-average contract period (in years) (1)	9	9	13	13	12	7	12
Gross insured contractual payments outstanding:
Principal	$429	$1,084	$430	$394	$1,473	$27	$3,838
Interest	75	328	262	139	600	17	1,421
Total	$505	$1,412	$692	$534	$2,073	$44	$5,259
Gross undiscounted claim liability	$1	$19	$41	$324	$772	$44	$1,202
Discount, gross claim liability	—	(2)	(7)	(86)	(323)	(8)	(426)
Gross claim liability before all subrogation and before reinsurance	1	17	34	239	450	36	777
Less:
Gross other subrogation (2)	(13)	(2)	—	(27)	(208)	(11)	(263)
Discount, other subrogation	2	—	—	4	60	3	69
Discounted other subrogation, before reinsurance	(11)	(2)	—	(23)	(149)	(8)	(194)
Gross claim liability, net of all subrogation and discounts, before reinsurance	(10)	15	34	215	301	28	583
Less: Unearned premium revenue	—	(12)	(4)	—	(10)	(1)	(28)
Plus: Loss expense reserves	—	3	—	—	1	—	4
Gross loss and loss expense reserves	$(10)	$6	$30	$215	$292	$27	$559
Reinsurance recoverable reported on Balance Sheet (4)	$1	$—	$8	$18	$3	$—	$30
(1)Remaining weighted-average contract period is weighted based on projected gross claims over the lives of the respective policies.

Ambac Financial Group, Inc.	27	Third Quarter 2024 Form 10-Q

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
Ambac’s reinsurance assets, including deferred ceded premiums and reinsurance recoverables on losses amounted to $553 at September 30, 2024. Credit exposure existed at September 30, 2024, with respect to reinsurance recoverables to the extent that any reinsurer may not be able to reimburse Ambac under the terms of these reinsurance arrangements. At September 30, 2024, there were ceded reinsurance balances payable of $165 offsetting this credit exposure. Contractually ceded reinsurance payables can only be offset against amounts owed from the same reinsurer in the event that such reinsurer is unable to meet its obligations to reimburse Ambac.
To minimize its credit exposure to losses from reinsurer insolvencies, Ambac (i) is entitled to receive collateral from certain reinsurance counterparties in certain reinsurance contracts and (ii) has certain cancellation rights that can be exercised by Ambac in the event of rating agency downgrades of a reinsurer (among other events and circumstances). Ambac held letters of credit and collateral amounting to $76 from its reinsurers at September 30, 2024 of which $39 relates to Legacy Financial Guarantee Insurance and $37 relates to Specialty Property and
Casualty Insurance. For those reinsurance counterparties that do not currently post collateral, Ambac's reinsurers are well capitalized, highly rated, authorized capacity providers. Additionally, while legacy liabilities from the Providence Washington Insurance Company ("PWIC") and 21st Century Company acquisitions were fully ceded to certain reinsurers, Everspan also benefits from an unlimited, uncapped indemnity from Enstar Holdings (US) and 21st Century Premier Insurance Company, respectively, to mitigate any residual risk to these reinsurers.
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
At September 30, 2024, our top three reinsurers represented 59.6% of our total reinsurance recoverables on paid and unpaid losses. These reinsurance recoverables were primarily from reinsurers with applicable ratings of A or better. The following table sets forth our three most significant reinsurers by amount of reinsurance recoverable as of September 30, 2024.

Reinsurers	Type of Insurance	Rating (1)	Reinsurance Recoverable (2)	Unsecured Recoverable (3)
General Reinsurance Company	Specialty P&C	A++	$129	$111
QBE Insurance Corporation	Specialty P&C	A	33	33
Assured Guaranty Re Ltd.	Financial Guarantee	AA	23	—
All other reinsurers			126	56
Total recoverables			$311	$200
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
Ambac has uncollateralized credit exposure of $200 and $128 and has recorded an allowance for credit losses of less than a million at September 30, 2024 and December 31, 2023. The uncollateralized credit exposure includes legacy liabilities obtained from the acquisitions of PWIC and the 21st Century Companies of $38 and $44 at September 30, 2024 and December

Ambac Financial Group, Inc.	28	Third Quarter 2024 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
31, 2023, respectively. All legacy liabilities remain with affiliates of the sellers through reinsurance and contractual indemnities.
7.    DERIVATIVE INSTRUMENTS
The following tables summarize the gross fair values of individual derivative instruments and the impact of legal rights of offset as reported in the Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023:

	September 30, 2024					December 31, 2023
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Collateral Received / Pledged Not Offset in the Consolidated Balance Sheet	Net Amount	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Collateral Received / Pledged Not Offset in the Consolidated Balance Sheet	Net Amount
Other assets:
Interest rate swaps	$26	$—	$26	$—	$26	$25	$—	$25	$—	$25
Warrants	1	—	1	—	1	1	—	1	—	1
FX forwards	6	—	6	—	6	—	—	—	—	—
Total non-VIE derivative assets	$33	$—	$33	$—	$33	$26	$—	$26	$—	$26
Other liabilities:
Interest rate swaps	$35	$—	$35	$35	$—	$35	$—	$35	$35	$—
Total non-VIE derivative liabilities	$35	$—	$35	$35	$—	$35	$—	$35	$35	$—
Variable interest entities assets: Derivative and other assets:
Interest rate swaps	$189	$—	$189	$189	$—	$190	$—	$190	$190	$—
Currency swaps	26	—	26	26	—	36	—	36	36	—
Total VIE derivative assets	$216	$—	$216	$216	$—	$226	$—	$226	$226	$—
Variable Interest Entities Derivative Liabilities:
Interest rate swaps	$1,223	$—	$1,223	$—	$1,223	$1,197	$—	$1,197	$—	$1,197
Total VIE derivative liabilities	$1,223	$—	$1,223	$—	$1,223	$1,197	$—	$1,197	$—	$1,197
Amounts representing the right to reclaim cash collateral or the obligation to return cash collateral are not offset against fair value amounts recognized for derivative instruments on the Unaudited Consolidated Balance Sheets. The amounts representing the right to reclaim cash collateral and posted margin, recorded in “Other assets” were $25 and $23 as of September 30, 2024 and December 31, 2023, respectively. Amounts representing an obligation to return cash collateral were $41 and $235 as of September 30, 2024 and December 31, 2023, respectively and are reported in "Variable interest entity liabilities: Other liabilities".
The following tables summarize the location and amount of gains and losses of derivative contracts in the Unaudited Consolidated Statements of Total Comprehensive Income (Loss) for the three and nine months ended September 30, 2024 and 2023:

	Location of Gain (Loss) Recognized in Consolidated Statements of Total Comprehensive Income (Loss)	Amount of Gain (Loss) Recognized in Consolidated Statement of Total Comprehensive Income (Loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
Non-VIE derivatives:
Interest rate swaps	Net gains (losses) on derivative contracts	(1)	4	1	2
Warrants	Net gains (losses) on derivative contracts	—	—	—	—
FX forwards	Net gains (losses) on derivative contracts	7	—	6	—
Total Non-VIE derivatives		$5	$4	7	1
Variable Interest Entities:
Currency swaps	Income (loss) on variable interest entities	$(7)	$7	(5)	4
Interest rate swaps	Income (loss) on variable interest entities	(15)	26	42	24
Total Variable Interest Entities		(22)	33	37	28
Total derivative contracts		$(17)	$38	$44	$29

Interest Rate Derivatives:
AFS provided interest rate derivatives to financial guarantee customers and used derivatives to provide a partial hedge against interest rate risk in AAC's insurance and investment portfolios. Additionally, AFS provided interest rate swaps to states, municipalities and their authorities, asset-backed issuers and other entities in connection with their financings. AFS's only remaining derivative positions include a limited number of legacy customer swaps and their associated hedges. As of September 30, 2024 and December 31, 2023, the notional amounts of AFS’s derivatives are as follows:

Ambac Financial Group, Inc.	29	Third Quarter 2024 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)

	Notional
Type of Derivative	September 30, 2024	December 31, 2023
Interest rate swaps—pay-fixed/receive-variable	$137	$141

Interest rate swaps—receive-fixed/pay-variable	153	167
Other Derivatives:
As of September 30, 2024, Ambac holds warrants to purchase equity shares of development stage companies and entered into US dollar/British pound sterling foreign exchange (FX) forward contracts to protect against currency fluctuations related to the purchase of Beat. Ambac's FX forward position was closed concurrent with the Beat purchase closed and the contracts matured October 4, 2024.
In addition, Beat utilizes foreign exchange forward contracts to partially hedge its foreign currency exposure. Beat’s functional currency is the British Pound, but a significant portion of its revenues are generated in currencies other then the British Pound, particularly the US Dollar. Beat, therefore, typically enters into forward contracts to partially hedge its exposure to fluctuations in exchange rates relative to the British Pound. In connection with our acquisition of Beat and the growth profile of its business, we will be re-evaluating our exposure to foreign currency exchange rates and related hedging strategy.
Ambac had no FX forward contacts as of December 31, 2023. Information about FX forward contracts as of September 30, 2024, is summarized below:

Derivative Type	Weighted Average Remaining Term (years)	Face Amount (Buy)	Face Amount (Sell)	Fair Value Asset (Liability)
FX Forwards-Buy GBP/Sell USD	0.07	251	318	18
FX Forwards-Buy USD/Sell GBP	0.01	298	232	(12)
FX Forwards-Buy GBP/Sell CAD	0.20	—	1	—
Derivatives of Consolidated Variable Interest Entities
Certain VIEs consolidated under the Consolidation Topic of the ASC entered into derivative contracts to meet specified purposes within the securitization structure. The notional amounts for VIE derivatives outstanding as of September 30, 2024 and December 31, 2023, were as follows:

	Notional
Type of VIE Derivative	September 30, 2024	December 31, 2023
Interest rate swaps—receive-fixed/pay-variable	$1,743	$1,662
Interest rate swaps—pay-fixed/receive-variable	847	864
Currency swaps	129	149
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
As of September 30, 2024 and December 31, 2023, the net liability fair value of derivative instruments with contingent features linked to Ambac’s own credit risk was $35 and $35, respectively, related to which Ambac had posted cash and securities as collateral with a fair value of $53 and $50, respectively. All such ratings-based contingent features have been triggered requiring maximum collateral levels to be posted by Ambac while preserving counterparties’ rights to terminate the contracts. Assuming all such contracts terminated at fair value on September 30, 2024, settlement of collateral balances and net derivative liabilities would result in a net receipt of cash and/or securities by Ambac. If counterparties elect to exercise their right to terminate, the actual termination payment amounts will be determined in accordance with derivative contract terms, which may result in amounts that differ from market values as reported in Ambac’s financial statements.
8.    GOODWILL AND INTANGIBLE ASSETS
The following table presents the Company's goodwill for the Insurance Distribution segment.

	September 30, 2024	December 31, 2023
Beginning balance	$70	$61
Business acquisitions	350	9
Foreign exchange	14	—
Impairments	—	—
Ending balance	$434	$70
Intangible assets and accumulated amortization are included in the Consolidated Balance Sheets, as shown below.

	September 30, 2024	December 31, 2023
Finite-lived Intangible Assets:
Insurance intangible:
Gross carrying value	$1,268	$1,258
Accumulated amortization	1,044	1,013
Net insurance intangible asset	224	245
Other intangibles:
Gross carrying value	381	57
Accumulated amortization	18	10
Net other intangible assets	363	47
Total finite-lived intangible assets	586	292
Indefinite-lived Intangible Assets:
Insurance licenses	11	14
Total intangible assets	$598	$307

Ambac Financial Group, Inc.	30	Third Quarter 2024 Form 10-Q

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

The following table summarizes the carrying values of assets and liabilities, along with other supplemental information related to FG VIEs that are consolidated because of financial guarantees of Ambac UK and AAC:

	September 30, 2024			December 31, 2023
	Ambac UK	Ambac Assurance	Total VIEs	Ambac UK	Ambac Assurance	Total VIEs
ASSETS:
Fixed maturity securities, at fair value:
Corporate obligations, fair value option	$2,146	$—	$2,146	$2,072	$—	$2,072
Municipal obligations, available-for-sale (1)	—	92	92	—	95	95
Total LFG VIE fixed maturity securities, at fair value	2,146	92	2,238	2,072	95	2,167
Restricted cash	46	1	47	245	1	246
Loans, at fair value (2)	1,651	—	1,651	1,663	—	1,663
Derivative assets	216	—	216	226	—	226
Other assets, including contract assets	109	1	110	90	2	92
Total LFG VIE assets	$4,168	$94	$4,262	$4,296	$98	$4,394
LIABILITIES:
Long-term debt:
Long-term debt, at fair value (3)	$2,738	$—	$2,738	$2,710	$—	$2,710
Long-term debt, at par less unamortized discount	103	156	259	99	159	258
Total long-term debt	2,841	156	2,996	2,808	159	2,967
Derivative liabilities	1,223	—	1,223	1,197	—	1,197
Cash collateral payable	41	—	41	235	—	235
Other liabilities	10	1	10	4	1	5
Total LFG VIE liabilities	$4,115	$156	$4,271	$4,244	$160	$4,404
Number of LFG VIEs consolidated	4	2	6	4	2	6
(1)Available-for-sale LFG VIE fixed maturity securities consist of municipal obligations with an amortized cost basis of $85 and $88 at September 30, 2024 and December 31, 2023, respectively. At September 30, 2024, there were $8 aggregate gross unrealized gains and $0 aggregated gross unrealized losses. At December 31, 2023, there were $7 aggregate gross unrealized gains and $0 aggregated gross unrealized losses. All such securities had contractual maturities due after ten years as of September 30, 2024.

Ambac Financial Group, Inc.	31	Third Quarter 2024 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
(2)The unpaid principal balances of loan assets carried at fair value were $1,738 as of September 30, 2024 and $1,787 as of December 31, 2023.
(3)The unpaid principal balances of long-term debt carried at fair value were $2,944 as of September 30, 2024 and $2,952 as of December 31, 2023.
The following schedule details the components of Income (loss) on variable interest entities for the affected periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net change in fair value of VIE assets and liabilities reported under the fair value option	$1	$1	$2	$4
Less: Credit risk changes of fair value option long-term debt reported through other comprehensive income (loss)	—	—	—	—
Net change in fair value of VIE assets and liabilities reported in earnings under the fair value option	1	1	2	4
Investment income (loss)	3	1	8	6
Contract revenue	2	—	10	—
Net realized investment gains (losses) on available-for-sale securities	—	—	—	—
Interest expense on long-term debt carried at par less unamortized cost	(3)	(2)	(9)	(10)
Other expenses	—	—	(6)	(1)
Gain (loss) from consolidating VIEs	—	—	—	—
Income (loss) on variable interest entities	$3	$1	$5	$—
Ambac consolidated zero and zero additional FG VIEs for the three and nine months ended September 30, 2024 and 2023, respectively. Ambac de-consolidated one and two FG VIE for the three and nine months ended September 30, 2023, respectively, as a result of the termination of Ambac's insurance or retirement of all Ambac-insured bonds in the trust. There was no gain or loss resulting from the de-consolidations.
The following table displays the carrying amount of the assets, liabilities and maximum exposure to loss of Ambac’s variable interests in non-consolidated VIEs resulting from financial guarantee and derivative contracts by major underlying asset classes, as of September 30, 2024 and December 31, 2023:

	September 30, 2024:				December 31, 2023:
	Carrying Value of Assets and Liabilities				Carrying Value of Assets and Liabilities
	Maximum Exposure To Loss (1)	Insurance Assets (2)	Insurance Liabilities (3)	Net Derivative Assets (Liabilities) (4)	Maximum Exposure To Loss (1)	Insurance Assets (2)	Insurance Liabilities (3)	Net Derivative Assets (Liabilities) (4)
Global structured finance:
Mortgage-backed—residential	$2,158	$118	$426	$—	$2,391	$135	$432	$—
Other consumer asset-backed	343	2	130	—	540	5	200	—
Other	432	2	2	—	433	2	2	—
Total global structured finance	2,933	122	558	—	3,364	141	634	—
Global public finance	17,198	198	192	—	17,498	209	202	—
Total	$20,131	$320	$750	$—	$20,861	$351	$836	$—
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
(4)Net derivative assets (liabilities) represent the fair value recognized on interest rate swaps on Ambac’s Consolidated Balance Sheets.

Ambac Financial Group, Inc.	32	Third Quarter 2024 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
10.    REVENUES FROM CONTRACTS WITH CUSTOMERS
The Insurance Distribution businesses and a consolidated VIE have contracts that are subject to the Revenue from Contracts with Customers Topic of the ASC.
Insurance Distribution revenues recognized, disaggregated by policy type, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Accident & Health	$7	$8	$24	$25
Specialty Auto	7	4	14	10
Other Professional	2	1	7	1
Marine & Energy	1	1	2	2
Niche Specialty Risks	2	—	2	—
Property	2	—	2	—
Reinsurance	1	—	1	—
Professional D&O	—	—	—	—
Misc. Specialty	1	—	1	—
Total	$23	$15	$54	$39
These revenues are reported within commission income on the Consolidated Statements of Total Comprehensive Income (Loss).
A VIE was consolidated on December 31, 2023. The consolidated VIE's revenues recognized during the three and nine months ended September 30, 2024 were $2 and $10, which are reported within Income (loss) on variable interest entities on the Consolidated Statements of Total Comprehensive Income (Loss).
During the nine months ended September 30, 2024 and 2023, the amount of revenue recognized related to performance obligations satisfied in a previous period, inclusive of changes due to estimates was approximately $10 and $5, respectively.
Contract Assets and Liabilities
The balances of contract assets and contract liabilities with customers were as follows:

	September 30, 2024	December 31, 2023
Contract assets	140	95
Contract liabilities	—	1
Insurance Distribution
Contract assets of $45 and $7 as of September 30, 2024 and December 31, 2023, respectively, represent estimated future consideration related to base commissions and profit-sharing commissions that were recognized as revenue upon the placement of the policy, but are not yet due. The Company does not have the right to bill or collect payment on i) base commissions until the related premiums from policyholders has been collected nor ii) profit-sharing commissions until after the contract year is completed. Changes in contract assets during the nine months ended September 30, 2024, is primarily due to the timing of new or renewal policies, growth in the business, reclassifications to receivables (unconditional right) and collections.
Contract liabilities represent advance consideration received from customers related to employer stop loss base commissions that will be recognized over time as claims servicing is performed, which typically occurs between 17 and 20 months from contract inception. During the nine months ended September 30, 2024 and 2023, the Company recognized revenue that was included in the contract liability balance as of the beginning of the period of $1 and $1, respectively.
Consolidated VIE
Contract assets of $95 and $87 as of September 30, 2024 and December 31, 2023, respectively, represent future consideration related to service concession payments for already completed services that were recognized as revenue but are not yet due. There are no contract liabilities in either period.

Ambac Financial Group, Inc.	33	Third Quarter 2024 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
11.    COMPREHENSIVE INCOME
The following tables detail the changes in the balances of each component of accumulated other comprehensive income for the affected periods:

	Three Months Ended September 30, 2024:					Three Months Ended September 30, 2023:
	Unrealized Gains (Losses) on Available for Sale Securities (1)	Amortization of Postretirement Benefit (1)	Gain (Loss) on Foreign Currency Translation (1)	Credit Risk Changes of Fair Value Option Liabilities (1) (2)	Total	Unrealized Gains (Losses) on Available for Sale Securities (1)	Amortization of Postretirement Benefit (1)	Gain (Loss) on Foreign Currency Translation (1)	Credit Risk Changes of Fair Value Option Liabilities (1) (2)	Total
Beginning Balance	$(23)	$—	$(151)	$(1)	$(175)	$(67)	$6	$(147)	$(1)	$(209)
Other comprehensive income (loss) before reclassifications	37	—	57	—	94	(23)	—	(29)	—	(52)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	(1)
Net current period other comprehensive income (loss)	37	—	57	—	94	(23)	—	(29)	—	(53)
Ending Balance	$13	$—	$(93)	$(1)	$(81)	$(90)	$5	$(176)	$(1)	$(262)

	Nine Months Ended September 30, 2024					Nine Months Ended September 30, 2023
	Unrealized Gains (Losses) on Available for Sale Securities (1)	Amortization of Postretirement Benefit (1)	Gain (Loss) on Foreign Currency Translation (1)	Credit Risk Changes of Fair Value Option Liabilities (1) (2)	Total	Unrealized Gains (Losses) on Available for Sale Securities (1)	Amortization of Postretirement Benefit (1)	Gain (Loss) on Foreign Currency Translation (1)	Credit Risk Changes of Fair Value Option Liabilities (1) (2)	Total
Beginning Balance	$(20)	$5	$(144)	$(1)	$(160)	$(71)	$3	$(184)	$(1)	$(253)
Other comprehensive income before reclassifications	38	—	51	—	89	(24)	3	8	—	(13)
Amounts reclassified from accumulated other comprehensive income	(5)	(5)	—	—	(10)	6	(1)	—	—	4
Net current period other comprehensive income	34	(5)	51	—	79	(19)	2	8	—	(9)
Ending Balance	$13	$—	$(93)	$(1)	$(81)	$(90)	$5	$(176)	$(1)	$(262)
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
The following table details the significant amounts reclassified from each component of accumulated other comprehensive income, shown in the above rollforward tables, for the affected periods:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income				Affected Line Item in the Consolidated Statement of Total Comprehensive Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Unrealized Gains (Losses) on Available-for-Sale Securities
	$1	$(1)	$(3)	$7	Net realized investment gains (losses)
	(2)	—	(2)	(1)	Provision for income taxes
	$—	$—	$(5)	$6	Net of tax and noncontrolling interest
Amortization of Postretirement Benefit
Prior service cost	$—	$—	$—	$(1)	Other income
Actuarial (losses)	—	—	—	—	Other income
Curtailment gain	—	—	(5)	—	Other income
	—	—	(5)	(1)	Total before tax
	—	—	—	—	Provision for income taxes
	$—	$—	$(5)	$(1)	Net of tax and noncontrolling interest
Credit Risk Changes of Fair Value Option Liabilities
	$—	$—	$—	$—	Credit risk changes of fair value option liabilities
	—	—	—	—	Provision for income taxes
	$—	$—	$—	$—	Net of tax and noncontrolling interest
Total reclassifications for the period	$—	$(1)	$(9)	$4	Net of tax and noncontrolling interest

Ambac Financial Group, Inc.	34	Third Quarter 2024 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
12.    NET INCOME PER SHARE
As of September 30, 2024, 47,442,533 shares of AFG's common stock (par value $0.01) were issued and outstanding. Common shares outstanding increased by 2,247,163 during the nine months ended September 30, 2024, primarily due to shares issued in connection with the July 31, 2024, acquisition of Beat.
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
The following table provides a reconciliation of net income attributable to common stockholders to the numerator in the basic and diluted earnings per share calculation, together with the resulting earnings per share amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss) attributable to common stockholders	$(28)	$66	$(8)	19
Adjustment to redemption value (ASC 480)	(2)	—	(3)	—
Numerator of basic and diluted EPS	$(30)	$66	$(11)	19
Per Share:
Basic	$(0.63)	$1.44	$(0.23)	$0.42
Diluted	$(0.63)	$1.41	$(0.23)	$0.41
The denominator of the basic earnings per share computation represents the weighted average common shares outstanding plus vested performance and restricted stock units (together, "Basic Weighted Average Shares Outstanding"). The denominator of diluted earnings per share adjusts the Basic Weighted Average Shares Outstanding for all potential dilutive common shares outstanding during the period. All potential dilutive common shares outstanding consider common stock deliverable pursuant to warrants, unvested restricted stock units and performance stock units granted under existing compensation plans. Additionally, as further described in the Redeemable Noncontrolling Interest section of Note 1, the acquisition agreements related to certain majority-owned subsidiaries include call and put options that, if exercised, would result in Ambac purchasing the remaining interests from the minority owners. Under the terms of one of those agreements, Ambac may elect to settle its purchase with Ambac shares which have also been considered in potential dilutive commons shares outstanding.
The following table provides a reconciliation of the weighted average shares denominator used for basic net income per share to the denominator used for diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic weighted average shares outstanding denominator	47,688,986	45,635,373	46,580,518	45,652,555
Effect of potential dilutive shares :
Restricted stock units	—	125,035	—	152,431
Performance stock units (1)	—	1,050,327	—	981,457
Diluted weighted average shares outstanding denominator	47,688,986	46,810,735	46,580,518	46,786,443
Anti-dilutive shares excluded from the above reconciliation:
Restricted stock units	470,482	125,035	480,944	127,149
Performance stock units (1)	515,035	—	515,238	51,909
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

Ambac Financial Group, Inc.	35	Third Quarter 2024 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
Consolidated Pretax Income (Loss)
U.S. and foreign components of pre-tax income (loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
U.S.	$(40)	$59	$(41)	$(7)
Foreign	13	8	41	34
Total	$(27)	$68	$1	$28
Provision (Benefit) for Income Taxes
The components of the provision for income taxes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Current taxes
U. S. federal	$—	$—	$—	$1
U.S. state and local	—	—	—	—
Foreign	5	4	11	6
Total Current taxes	5	4	11	8
Deferred taxes
Foreign	(2)	(1)	(1)	1
Total Deferred taxes	—	(3)	1	(1)
Provision for income taxes	$3	$1	$10	$7
As of September 30, 2024, the Company has approximately (i) $3,581 of federal net operating loss carryforwards, which if not utilized will begin expiring in 2030, and will fully expire in 2045, and (ii) $184 of interest expense tax deduction carryover, which has an indefinite carryforward period but is limited in any particular year based on certain provisions.
14.    EMPLOYMENT BENEFIT PLANS
Postretirement Health Care Benefits
Ambac provided a discretionary postretirement health benefit for certain employees who met predefined age and service requirements. This postretirement benefit required retirees to purchase their own medical insurance policy with a portion of their premium being reimbursed by Ambac. The postretirement plan was terminated in May 2024. Ambac elected to make a final one-time payment to certain plan beneficiaries in connection with the termination and accordingly, recognized a gain on such termination of $13 in the nine months ending September 30, 2024, representing the amount of the accrued and deferred liabilities in excess of the final payment. This gain is included within Other income on the Consolidated Statements of Total Comprehensive Income (Loss).
15.    COMMITMENTS AND CONTINGENCIES
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
In re National Collegiate Student Loan Trusts Litigation (Delaware Court of Chancery, Consolidated C.A. No. 12111, filed November 1, 2019). The Vice Chancellor entered a series of stays to facilitate good-faith settlement discussions, the most recent of which was entered on May 2, 2023, and stayed the matter through May 5, 2023. On June 6, 2024, the Administrator filed a status report stating that certain parties continue to negotiate a resolution to the various pending claims.
Financial Oversight and Management Board for Puerto Rico, et al. v. Ambac Assurance Corporation, et al. (United States District Court, District of Puerto Rico, No. 19-ap-00363, filed May 20, 2019). On May 20, 2019, the Oversight Board, together with the Committee, as Plaintiffs, filed an adversary proceeding against certain parties that filed proofs of claim on account of bonds issued by PRHTA (as defined below), including AAC. The complaint seeks declarations that the PRHTA bonds are only secured by revenues on deposit with the PRHTA fiscal agent and that PRHTA bondholders have no security interest in any other property of PRHTA or the Commonwealth, and in the alternative, to the extent such other security interests exist, the complaint seeks to avoid other security interests that holders of PRHTA bonds may have. On June 14, 2019, at the request of the Plaintiffs, the District Court stayed the case until September 1, 2019; on July 24, 2019, the District Court referred this matter to mediation and ordered it stayed during the pendency of such mediation. On December 19, 2019, the District Court ordered that this matter remain stayed pending further order of the District Court pursuant to the Oversight Board’s initiation of a separate adversary proceeding concerning PRHTA bonds (No. 20-ap-00005, discussed below). The October 12, 2022 confirmation of the PRHTA POA (as defined and described below) resolved this litigation. On August 5, 2024, this case was dismissed with prejudice by joint stipulation of all parties.

Ambac Financial Group, Inc.	36	Third Quarter 2024 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
Litigation Against Ambac - General
AAC’s estimates of projected losses for RMBS transactions consider, among other things, the RMBS transactions’ payment waterfall structure, including the application of interest and principal payments and recoveries, and depend in part on our interpretations of contracts and other bases of our legal rights. From time to time, bond trustees and other transaction participants have employed different contractual interpretations and have commenced, or threatened to commence, litigation to resolve these differences. It is not possible to predict whether additional disputes will arise, nor the outcomes of any potential litigation. It is possible that there could be unfavorable outcomes in these or other disputes or proceedings and that our interpretations may prove to be incorrect, which could lead to changes to our estimate of loss reserves.
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
It is not reasonably possible to predict whether additional suits will be filed or whether additional inquiries or requests for information will be made, and it is also not possible to predict the outcome of litigation, inquiries or requests for information. It is possible that there could be unfavorable outcomes in these or other proceedings. Legal accruals for litigation against the Company with losses that are probable and reasonably estimable are not material to the operating results or financial position of the Company. For the litigation matters the Company is defending that do not meet the “probable and reasonably estimable” accrual threshold and where no loss estimates have been provided, management is unable to make a meaningful estimate of the amount or range of loss that could result from unfavorable outcomes. Under some circumstances, adverse results in any such proceedings could be material to our business, operations, financial position, profitability or cash flows. The Company believes that it has substantial defenses to the claims described above and, to the extent that these actions proceed, the Company intends to defend itself vigorously; however, the Company is not able to predict the outcomes of these actions.
Litigation Filed or Joined by Ambac
CFPB v. Nat’l Collegiate Master Student Loan Trust (United States District Court, District of Delaware, Case No. 1:17-cv-01323, filed September 18, 2017). The CFPB filed an amended complaint on April 30, 2021. On May 21, 2021, the Trusts and several intervenors, including AAC, moved to dismiss the CFPB’s amended complaint for failure to state a claim. On December 13, 2021, the court denied the Trusts' and intervenors' motions to dismiss the amended complaint. On December 23, 2021, the Trusts and several intervenors, including AAC, filed a motion seeking (i) an order certifying for interlocutory appeal the court’s December 13, 2021 order denying the motion to dismiss the amended complaint, and (ii) a stay of the action pending resolution of any appeal. On January 26, 2022, the Trusts and several intervenors, including AAC, answered the CFPB’s amended complaint, asserting several affirmative defenses and denying that the CFPB is entitled to relief from the Trusts. On February 11, 2022, the court certified its ruling on the motion to dismiss for interlocutory appeal to the U.S. Court of Appeals for the Third Circuit, and stayed the case pending appeal. On February 21, 2022, the Trusts and several intervenors, including AAC, filed a petition with the Third Circuit for permission to appeal the District Court’s order denying their motion to dismiss the amended complaint. On April 29, 2022, the Third Circuit granted the Trusts' and intervenors' petition. The Third Circuit heard oral argument in the matter on May 17, 2023. On March 19, 2024, the Third Circuit issued an opinion holding that (1) the Trusts are covered persons subject to the Consumer Financial Protection Act’s enforcement authority, and (2) the CFPB did not need to ratify the action. Also on March 19, 2024, the Third Circuit entered a judgment remanding the matter to the District Court for further proceedings consistent with its opinion. On March 25, 2024, the CFPB moved (1) to strike all answers filed by parties other than the Trusts, including AAC, and (2) to exclude all intervenors, including AAC, from further participation in the litigation. On May 3, 2024, the Trusts and certain Intervenors, including AAC, filed a petition for rehearing and rehearing en banc of the Third Circuit’s March 19, 2024 decision, which the Third Circuit denied on May 21, 2024. On June 20, 2024, the District Court referred the case to a magistrate judge for alternative dispute resolution. On August 15, 2024, AAC filed a notice of non-opposition to the CFPB’s motion to strike AAC’s answer, and withdrew its intervention in the case without prejudice to any future intervention in appropriate circumstances. On August 16, 2024, the Trusts filed a petition for writ of certiorari seeking the U.S. Supreme Court’s review of the Third Circuit’s March 19, 2024 decision. On September 12, 2024, the District Court granted the CFPB’s motion to strike the answers of the Intervenors, including AAC, and excluded them from

Ambac Financial Group, Inc.	37	Third Quarter 2024 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
substantive participation in the litigation, without prejudice to them seeking to intervene again in the future.
Ambac Assurance Corporation v. Bank of New York Mellon (United States District Court, Southern District of New York, No. 1:17-cv-03804, filed May 2, 2017). On May 2, 2017, AAC filed a complaint in New York State Supreme Court, New York County, against the trustee for the COFINA bonds, Bank of New York Mellon (“BNY”), alleging breach of fiduciary, contractual, and other duties for failing to adequately and appropriately protect the holders of certain AAC-insured senior COFINA bonds. On May 19, 2017, BNY filed a notice of removal of this action from New York state court to the United States District Court for the Southern District of New York. On May 30, 2017, the United States District Court for the District of Puerto Rico entered an order in an adversary proceeding brought by BNY (No. 1:17-ap-00133) staying this litigation pending further order of the court. The COFINA Plan became effective on February 12, 2019, and, pursuant to the District Court’s confirmation order, this litigation was permitted to continue, with AAC’s claims against BNYM being limited to those for gross negligence, willful misconduct and intentional fraud. On November 17, 2021, the District Court denied as moot BNY's motion to transfer venue to the District of Puerto Rico and continued the stay of the action. On July 6, 2022, the District Court granted AAC’s motion to lift the stay and for leave to file a Second Amended Complaint (“SAC”). AAC filed its SAC on July 10, 2022, and on July 25, 2022, BNY moved to dismiss the SAC. On September 23, 2022, Ambac filed its opposition to BNY’s motion to dismiss, and on October 24, 2022, BNY filed its reply in support of its motion to dismiss. On September 12, 2024, the District Court entered an Order to Show Cause concerning the proper venue for the case, stating that it planned to transfer the case to the United States District Court for the District of Puerto Rico. After AAC and BNY filed a Joint Response to the Order to Show Cause on September 19, 2024, stating that they did not object to the transfer, the case was transferred to the District Court for the District of Puerto Rico on September 20, 2024. On September 24, 2024, the District Court granted BNY’s motion to dismiss in its entirety. On October 23, 2024, AAC filed a Notice of Appeal appealing the case to the United States Court of Appeals for the First Circuit.

Ambac Financial Group, Inc.	38	Third Quarter 2024 Form 10-Q

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

Organization of Information
MD&A includes the following sections:

OVERVIEW
AFG Net Assets
AFG has the following net assets to support its goals and strategies, including the development and growth of its Specialty Property and Casualty Insurance and Insurance Distribution businesses, acquisitions and capital management. AFG does not have any commitment or other obligation to provide capital or liquidity to AAC, whose financial guarantee business has been in run-off since 2008. As of September 30, 2024, and December 31, 2023, AFG's stand alone net assets, excluding its equity investments in subsidiaries are shown in the following table:

	September 30, 2024	December 31, 2023
Cash and short-term investments	$97	$156
Other investments (1)	32	32
Other net (liabilities) assets	18	23
Total	$147	$211
(1)Includes strategic minority investments in insurance services businesses of $26.
The decrease in AFG net assets, excluding its equity investments in subsidiaries, during 2024 was driven by net cash outflows from the acquisition of Beat Capital Partners Limited ("Beat"), transaction costs associated with the sale of AAC, and other operating expenses, partially offset by net realized gains on strategic investments, interest income and distributions received from subsidiaries.

Ambac Financial Group, Inc.	39	Third Quarter 2024 Form 10-Q

AFG's subsidiaries/businesses are divided into three segments with results for the three and nine months ended September 30, 2024, and 2023, as follows:

	Three Months Ended September 30, 2024					Three Months Ended September 30, 2023
($ in millions)	Legacy Financial Guarantee Insurance	Specialty Property and Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated	Legacy Financial Guarantee Insurance	Specialty Property and Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated
Premiums placed			$145		$145			$62		$62
Gross premiums written	$(2)	$115			114	$2	$77			80
Net premiums written	(2)	33			31	2	25			27

Total revenues	44	40	24	$6	114	41	16	15	$3	74
Total expenses	54	31	32	24	141	(28)	15	12	7	6
Pretax income (loss)	(9)	9	(8)	(18)	(27)	69	—	2	(4)	68
EBITDA(2)	13	9	2	(18)	6	91	—	4	(4)	91
Ambac Stockholders’ Equity (1)	943	134	242	147	1,465	836	116	103	210	1,265
Non-redeemable noncontrolling interest	51	—	$154		205	51	2			53
Total stockholders’ equity	994	134	396	147	1,670	887	118	103	210	1,318
Redeemable noncontrolling interest			204		204			22		22

	Nine Months Ended September 30, 2024					Nine Months Ended September 30, 2023
	Legacy Financial Guarantee Insurance	Specialty Property and Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated	Legacy Financial Guarantee Insurance	Specialty Property and Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated
Premiums placed			$288		$288			$180		$180
Gross premiums written	$2	$323			$325	$12	$183			$195
Net premiums written	$1	$91			$92	$(43)	$43			$—

Total revenues	$151	$102	$55	$14	$321	$112	$35	$39	$7	$194
Total expenses	$122	$92	$58	$48	$320	$83	$36	$33	$14	$166
Pretax income (loss)	$28	$10	$(3)	$(34)	$1	$29	$(1)	$7	$(8)	$28
EBITDA (2)	$101	$10	$10	$(33)	$87	$96	$(1)	$10	$(8)	$98
(1)Represents Ambac's stockholders equity for each segment, including intercompany eliminations.
(2)EBITDA is prior to the impact of noncontrolling interests, and relates to subsidiaries where Ambac does not own 100% in the amounts, of $(0.3) and $0.6 for the three months ended September 30, 2024 and 2023, respectively, and of $1.1 and $1.8 for the nine months ended September 30, 2024 and 2023, respectively. These noncontrolling interests are in the Insurance Distribution segment.
Sale of Consolidated National Insurance Company
On January 12, 2024, Everspan Insurance Company entered into a Stock Purchase Agreement with Hagerty Insurance Holdings, Inc., to sell its ownership interests in Consolidated National Insurance Company ("CNIC"), which was one of Everspan's admitted carriers. The closing of this transaction occurred on September 1, 2024, resulting in a gain of approximately $7 million. The sale of CNIC will not have any adverse impact on the group's operations or growth prospects.
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
This pending Sale had no impact on the financial statements at September 30, 2024, other than incurred transaction expenses of approximately $2 and $9 for the three and nine months ended September 30, 2024.

Ambac Financial Group, Inc.	40	Third Quarter 2024 Form 10-Q

If the transaction was completed on September 30, 2024, Ambac would have reflected the below:

Fair value of consideration received (cash less estimated value of warrants issued)	$404
Carrying value of noncontrolling interest	51
455
Less: carrying amount of AACs net assets	991
Less: estimated incremental transaction expenses	13
Impact of sale of AAC on stockholders' equity	$(549)
Reclassification of Accumulated Other Comprehensive Income to earnings	$(90)
Total (loss on disposal) recognized in net income	$(639)
Purchase of Beat
On June 4, 2024, AFG entered into a share purchase agreement (the “Beat Purchase Agreement”), by and among AFG, Cirrata V LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of AFG (the “Purchaser”), certain sellers set forth therein (the “Sellers”) and Beat, pursuant to which the Purchaser purchased from the Sellers approximately 60% of the entire issued share capital of Beat, for total consideration, as of the closing date, of approximately $281, of which approximately $252 was paid in cash and the remainder of which was satisfied through the issuance of 2,216,023 shares of AFG common stock. The acquisition closed with an effective date of July 31, 2024. Beat’s management team and Bain Capital Credit LP (together, the “Rollover Shareholders”) each retained approximately 20% of Beat’s issued share capital immediately after closing. Refer to Note 1. Business and Basis of Presentation for further details on the acquisition of Beat.
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
Ambac's cash balances held at banks was $70 as of September 30, 2024 and $27 as of December 31, 2023. Substantially all of these cash balances were uninsured as of September 30, 2024 and December 31, 2023, because they either (i) exceeded the two hundred and fifty thousand FDIC insurance limit or (ii) were held in foreign banks. These cash balances were held primarily with Ambac's main operating banks which are large money center and/
or global banks. Ambac actively manages its cash balances to reduce bank risk and to enhance yield by transferring most of its funds to government and prime money market funds. Included in the cash balances above are $42 and $16 as of September 30, 2024 and December 31, 2023, respectively, of cash from companies Ambac has acquired within its insurance distribution businesses that are held in regional banks. The management of these balances and the associated bank exposure is under consideration as part of Ambac's ongoing integration of these acquired businesses. In addition, cash balances held by variable interest entities ("VIEs") that are consolidated in Ambac's financial statements as a result of Ambac's financial guarantees totaled $47 and $246 as of September 30, 2024 and December 31, 2023, respectively. These amounts relate primarily to cash collateral posted against derivative assets and reserve balances maintained under the VIEs' governing documents and are not directly managed by Ambac.
Ambac also has exposure to banks through its fixed maturity investment portfolio totaling $154 and $169 as of September 30, 2024 and December 31, 2023, respectively. All of these investments are managed by third-party asset management firms which follow single and sector risk limits established by Ambac. The average rating of our fixed income investment in banks was A- as of September 30, 2024.
Financial Statement Impact of Foreign Currency:
The impact of currency transactions and the remeasurement of non-functional currency assets and liabilities into the respective subsidiaries' functional currency as reported in Ambac's Unaudited Consolidated Statement of Total Comprehensive Income for the nine months ended September 30, 2024 and 2023, included the following:

Nine Months Ended September 30,	2024	2023
Net income (1)	$(8)	$(2)
Gain (losses) on foreign currency translation (net of tax)	51	8
Unrealized gains (losses) on non-functional currency available-for-sale securities (net of tax)	(7)	(2)
Impact on total comprehensive income (loss) (2)	$36	$4
(1)    A portion of Ambac UK's, Beat's and to a lesser extent AAC's, assets and liabilities are denominated in currencies other than its functional currency. Other than the foreign currency impact on unrealized gains (losses) on available-for-sale securities, which is included in Other comprehensive income, foreign currency transaction gains/(losses) as a result of changes to foreign currency rates are reported through Net income in the Unaudited Consolidated Statement of Total Comprehensive Income (Loss).
(2)    Excludes adjustments to attribute net income (loss) of $(1) and gain (loss) on foreign currency translation of $5 to noncontrolling interests for the nine months ended September 30, 2024.
The above amounts do not include gains of $6 included in net income (loss) attributable to common stockholders for the nine months ended September 30, 2024 arising from changes in fair value of foreign exchange forward contracts used by Beat to partially hedge its foreign currency exposure and by Ambac to protect against currency fluctuations related to the purchase of Beat. Future changes to currency rates may adversely affect our financial results. Refer to Part II, Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31,

Ambac Financial Group, Inc.	41	Third Quarter 2024 Form 10-Q

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
CRITICAL ACCOUNTING ESTIMATES
Ambac’s Unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which require the use of material estimates and assumptions. For a discussion of Ambac’s critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Ambac’s Annual Report on Form 10-K for the year ended December 31, 2023. As a result of the acquisition of Beat, the growth in our Specialty Property and Casualty Insurance segment and the pending sale of Ambac Assurance, Ambac expects to make changes to its critical accounting estimates in the fourth quarter of 2024.
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
The following table provides a comparison of total, adversely classified credits ("ACC") and watch list credit net par outstanding in the insured portfolio at September 30, 2024 and December 31, 2023.

($ in billions)	September 30, 2024	December 31, 2023	Variance
Total	$18,756	$19,541	$(785)	(4)%
ACC	$2,677	$3,504	$(99)	(4)%
Watch List	$2,563	$2,181	$(116)	(4)%
The decrease in total and ACC net par outstanding resulted from active de-risking, scheduled maturities, amortizations, refundings and calls, partially offset by a weakening of the USD versus the GBP which increased total net par outstanding by $357. Additionally, we upgraded (from ACC to Watch List) one credit that has net par outstanding of $542 at September 30, 2024.
The following table provides a breakdown of guaranteed net par outstanding by market at September 30, 2024 and December 31, 2023.

	September 30, 2024	December 31, 2023
Public Finance (1)	$6,919	$7,562
Structured Finance	2,870	3,315
International Finance	8,967	8,664
Total net par outstanding	$18,756	$19,541
(1)Includes $3,321 and $3,371 of Military Housing net par outstanding at September 30, 2024 and December 31, 2023, respectively.

Ambac Financial Group, Inc.	42	Third Quarter 2024 Form 10-Q

The table below shows Ambac’s ten largest insured exposures, by repayment source, as a percentage of total financial guarantee net par outstanding at September 30, 2024:

Sector	Co.	Bond Kind	Country-Bond Type	Ambac Ratings (1)	Ultimate Maturity Year	Net Par Outstanding	% of Total Net Par Outstanding
IF	AUK	Investor Owned Utility Gas - unsecured	UK-Utility	BBB+	2037	$971	5.2%
IF	AUK	PFI - Hospitals	UK-Infrastructure	BBB+	2046	776	4.1%
IF	AUK	Investor Owned Utility Other - unsecured	UK-Utility	A-	2035	752	4.0%
IF	AUK	PFI - Accommodation	UK-Infrastructure	A-	2040	750	4.0%
IF	AUK	Investor Owned Utility Electric - unsecured	UK-Utility	BBB+	2036	670	3.6%
IF	AUK	Other Asset Securitizations	UK-Asset Securitizations	BBB+	2033	659	3.5%
IF	AUK	Sub-Sovereign	Italy-Sub-Sovereign	BBB-	2035	564	3.0%
IF	AUK	PFI - Accommodation	UK-Infrastructure	A-	2038	479	2.6%
PF	AAC	US State Lease/Appropriation	US-Lease and Tax-backed Revenue	BBB	2036	357	1.9%
IF	AUK	PFI - Hospitals	UK-Infrastructure	BBB-	2040	329	1.8%
Total						$6,307	33.7%
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

Net par related to the top ten exposures increased $216 from December 31, 2023. Exposures are impacted by changes in foreign exchange rates ($249 increase during the nine months ended September 30, 2024), certain indexation rates linked to inflation measures in the United Kingdom (RPI) and scheduled and unscheduled paydowns.
The concentration of net par amongst the top ten (as a percentage of net par outstanding) was 34% at September 30, 2024, and 31% at December 31, 2023. Excluding the top ten exposures, the remaining insured portfolio of financial guarantees has an average net par outstanding of $29 per single risk, with insured exposures ranging up to $303 and a median net par outstanding of $5.
Exposure Currency
The table below shows the distribution by currency of Ambac’s insured exposure as of September 30, 2024:

Currency	Net Par Amount Outstanding in Base Currency		Net Par Amount Outstanding in U.S. Dollars
U.S. Dollars		$9,927	$9,927
British Pounds		£5,746	7,682
Euros		€779	867
Australian Dollars	A$	405	280
Total			$18,756

Ambac Financial Group, Inc.	43	Third Quarter 2024 Form 10-Q

Ratings Distribution
The following charts provide a rating distribution of net par outstanding based upon internal Ambac credit ratings(1) and a distribution by bond type of Ambac's below investment grade ("BIG") net par exposures at September 30, 2024 and December 31, 2023. BIG is defined as those exposures with an Ambac internal credit rating below BBB-:

September 30, 2024

AA: 7%
A: 35%
BBB: 44%
BIG: 14%

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
Summary of Below Investment Grade Exposure:

	Net Par Outstanding
Bond Type	September 30, 2024	December 31, 2023
Public Finance:
Military Housing	$357	$361
Lease and tax-backed revenue	76	80
General Obligations	77	85
Other	33	37
Total Public Finance	543	563
Structured Finance:
RMBS	1,526	1,642
Student Loans	167	264
Total Structured Finance	1,693	1,906
International Finance:
Transportation	303	307
Sovereign/sub-sovereign	121	693
Other	1	1
Total International Finance	425	1,001
Total	$2,661	$3,470
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

Ambac Financial Group, Inc.	44	Third Quarter 2024 Form 10-Q

Results of Operations
Consolidated Results
A summary of our financial results is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Gross premiums written	$114	$80	$325	$195
Net premiums written	31	27	92	—
Revenues:
Net premiums earned	$33	$18	$99	$47
Commission income	23	15	54	39
Program fees	4	2	10	6
Net investment income	38	30	116	100
Net investment gains (losses), including impairments	(1)	1	3	(7)
Net gains (losses) on derivative contracts	5	4	7	1
Income (loss) on variable interest entities	3	1	5	—
Other income	10	2	28	7
Total revenue	114	74	321	194
Expenses:
Losses and loss adjustment expenses (benefit)	38	(76)	54	(51)
Amortization of deferred acquisition costs, net	6	2	16	5
Commission expense	9	8	27	22
General and administrative expenses	55	49	139	122
Intangible amortization	13	7	33	21
Interest expense	20	16	51	48
Total expenses	141	6	320	166
Provision for income taxes	3	1	10	7
Net income (loss)	(29)	66	(9)	21
Less: net (gain) loss attributable to noncontrolling interest	2	—	1	(1)
Net income (loss) attributable to common stockholders	$(28)	$66	$(8)	$19
The following paragraphs describe the consolidated results of operations of Ambac and its subsidiaries for the three and nine months ended September 30, 2024 and 2023, respectively.
Gross Premiums Written. Gross premiums written increased $34 and $130 for the three and nine months ended September 30, 2024, compared to the same period in the prior year, as shown by segment below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Legacy Financial Guaranty Insurance	$(2)	$2	$2	$12
Specialty Property & Casualty Insurance	115	77	323	183
Total	$114	$80	$325	$195
Legacy Financial Guarantee Insurance gross written premiums relate to changes in expected and contractual premium cash flows for existing financial guarantees in force.
Specialty Property & Casualty Insurance growth in gross premiums written was driven by new programs, including assumed premium written with Everspan as a reinsurer, and growth in existing programs.
Net Premiums Written. Net premiums written increased $4 and $92 for the three and nine months ended September 30, 2024, compared to the same period in the prior year, as shown by segment below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Legacy Financial Guaranty Insurance	$(2)	$2	$1	$(43)
Specialty Property & Casualty Insurance	33	25	91	43
Total	$31	$27	$92	$—
Legacy Financial Guarantee Insurance net premiums written in the nine months ended September 30, 2023, were impacted by a significant reinsurance cession as part of its de-risking activities.
Specialty P&C growth was driven by new programs, including assumed premium written by Everspan as a reinsurer, and growth in existing programs.
Net Premiums Earned. Net premiums earned increased $15 and $51 for the three and nine months ended September 30, 2024, compared to the same period in the prior year as shown by segment below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2	2	2	2
Legacy Financial Guaranty Insurance	$6	$6	$19	$20
Specialty Property & Casualty Insurance	27	12	80	27
Total	$33	$18	$99	$47
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

Ambac Financial Group, Inc.	45	Third Quarter 2024 Form 10-Q

Financial Guarantee segment; other segments' results were not significant.
Net investment income from Ambac-insured securities; available-for-sale and short-term securities, other than Ambac-insured; and Other investments is summarized in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Securities available-for-sale and short-term other than Ambac-insured	$19	$18	59	50
Other investments (includes trading securities)	14	6	39	33
Securities available-for-sale: Ambac-insured	6	6	$18	$17
Net investment income (loss)	$38	$30	$116	$100
Net investment income increased $8 and $16 for the three and nine months ended September 30, 2024 compared to the prior year period.
•Net investment income from available-for-sale and short-term securities, other than Ambac-insured increased $1 and $9 for the three and nine months ended September 30, 2024, respectively, compared to the same periods in the prior year due primarily to higher portfolio yields.
•Other investments income (loss) increased $8 and $7 for the three and nine months ended September 30, 2024, respectively, compared to the same periods in the prior year. Improved performance on equity fund investments, along with higher allocations to high-yield and convertible bond funds drove the majority of the increase for the three and nine months ended September 30, 2024.
•Net investment income from Ambac-insured securities for the three and nine months ended September 30, 2024, was generally flat compared to prior year periods.
Net Investment Gains (Losses), including Impairments. The following table provides a breakdown of net investment gains (losses) for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net gains (losses) on securities sold or called	$3	$(1)	$9	$(3)
Net foreign exchange gains (losses)	(5)	2	(6)	(2)
Credit impairments	—	(1)	(1)	(2)
Intent / requirement to sell impairments	—	—	—	—
Net investment gains (losses), including impairments	$(2)	$1	$3	$(7)
Net gains (losses) on securities sold or called for the nine months ended September 30, 2024, were elevated by gains from the conversion and early settlement of certain convertible notes, including make-whole payments.
Foreign exchange (losses) gains relate primarily to US dollar denominated securities held by Ambac UK.
Credit impairments on available-for-sale fixed maturity investments are recorded as an allowance for credit losses with changes in the allowance recorded through earnings. When credit impairments are recorded, any non-credit related impairment amounts on the securities are recorded in other comprehensive income. If management either: (i) has the intent to sell its investment in a debt security or (ii) determines that the Company is more likely than not will be required to sell the debt security before its anticipated recovery, then the amortized cost of the security is written-down to fair value with a corresponding impairment charge recognized in earnings. Credit impairments for the three and nine months ended September 30, 2024 also included a write-down in carrying value of $1 and $2, respectively on an investment in preferred securities that do not have a readily determinable fair value and are carried at cost less impairments.
Net Gains (Losses) on Derivative Contracts. Net gains (losses) on derivative contracts includes results from the Company's legacy interest rate derivatives portfolio and, since the acquisition of Beat, foreign exchange derivatives within the insurance distribution segment. Through the first quarter of 2023, the legacy financial guarantee interest rate derivatives portfolio was positioned to benefit from rising rates as a partial economic hedge against interest rate exposure in the financial guarantee insurance and investment portfolios. This economic hedge was fully removed during the second quarter of 2023. Net gains (losses) on interest rate derivatives reflect mark-to-market gains (losses) in the legacy portfolio caused by increases (declines) in forward interest rates during the periods, the carrying cost of the portfolio, and the impact of counterparty credit adjustments as discussed below. The removal of the economic hedge does not change the exposure of future results to counterparty credit adjustments. Foreign exchange derivatives are used by Beat to economically hedge the impact of exchange rate volatility on non-pound sterling transactions. Additionally, Ambac entered into foreign exchange forward contracts to stabilize the US dollar purchase price leading up to its acquisition of 60% of Beat.
Net gains (losses) on derivative contracts for the three and nine months ended September 30, 2024, were $5 and $7, respectively, compared to $4 and $1 for the three and nine months ended September 30, 2023. Results for the three and nine months ended September 30, 2024, were driven by foreign exchange contract gains of $7 and $6, respectively. Legacy interest rate derivatives gains (losses) were $(1) and $1, for the three and nine months ended September 30, 2024, and $4 and $2 for the three and nine months ended September 30, 2023, inclusive of the effect of changes to counterparty credit adjustments as described below.
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

Ambac Financial Group, Inc.	46	Third Quarter 2024 Form 10-Q

interest rate derivatives resulted in gains (losses) within Net gains (losses) on derivative contracts of $(2) and $1 for the three and nine months ended September 30, 2024, respectively and $4 and $4 for the three and nine months ended September 30, 2023, respectively. The counterparty credit adjustments for all periods were driven primarily by changes to the underlying asset values.
Commission Income and Commission Expense. Commission income for the three and nine months ended September 30, 2024, was $23 and $54 compared to $15 and $39, for the three and nine months ended September 30, 2023. Commissions include both base and profit sharing commissions of the Insurance Distribution segment. The increase was primarily driven by commissions earned by Beat following the acquisition in August 2024 and full periods of production from Riverton Insurance Agency, acquired in August 2023, as well as organic growth during the quarter. Gross commission income has an accompanying expense, commission expense, which will mostly track changes in gross commission. For the three and nine months ended September 30, 2024, commission expense of $9 and $27 compared to $8 and $22 in three and nine months ended September 30, 2023, driven primarily by the same factors as commission income.
For the MGAs in the Insurance Distribution segment, when sub-producers or agents are involved in procuring policies, the related contracts are evaluated in accordance with the ASC 606 revenue recognition guidance to determine the income statement presentation of commission revenue and commission expense. Based on that evaluation, for certain MGAs commissions paid by the carrier for insurance placement are reported as revenue and the associated sub-producer commissions paid by the MGAs are reported as expense on the income statement. For certain other MGAs, commissions paid by the carrier for insurance placement are recognized as revenue and there is no associated expense incurred or recognized.

Other Income. Other income included various LFG fees, foreign exchange gains (losses) unrelated to investments or loss reserves and, during the three and nine months ended September 30, 2024, the gain on the sale of CNIC of $7, where Everspan sold its ownership in CNIC and CNIC's related insurance licenses for proceeds of approximately $19 million. For the nine months ended September 30, 2024, other income included $12 related to the termination of a LFG postretirement plan. The gain represents the amount of the accrued and deferred liabilities in excess of the final payment made under the plan
Income (Loss) on Variable Interest Entities. Included within Income (loss) on variable interest entities are income statement amounts relating to LFG-VIEs, consolidated under the Consolidation Topic of the ASC as a result of Ambac's variable interest arising from financial guarantees written by Ambac's subsidiaries, including gains or losses attributable to consolidating or deconsolidating LFG-VIEs during the periods reported. Generally, the Company’s consolidated LFG-VIEs are entities for which Ambac has provided financial guarantees on all of or a portion of its assets or liabilities.
Income (loss) on variable interest entities was $3 and $5 for the three and nine months ended September 30, 2024, compared to $1 and $— for the three and nine months ended September 30, 2023. The three and nine months ended September 30, 2024, increased from the prior year period due to inclusion of the operating results of a LFG-VIE initially consolidated in the fourth quarter 2023, partially offset by lower fair value gains on the net assets of other LFG-VIEs. Additionally, the nine months ended September 30, 2023, included accelerated discount accretion within interest expense resulting from partial redemption of certain Puerto Rico VIE debt.
Refer to Note 9. Variable Interest Entities to the Unaudited Consolidated Financial Statements, included in Part I, Item 1 in this Form 10-Q for further information on the accounting for LFG- VIEs.
Losses and Loss Adjustment Expenses (Benefit). Loss and loss expenses incurred increased $114 and decreased $105 for the three and nine months ended September 30, 2024, compared to the same period in the prior year. The below provides the breakout of loss and loss expenses by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Legacy financial guarantee	$17	$(86)	$(9)	(71)
Specialty property and casualty insurance	20	10	63	20
Total	$38	$(76)	54	(51)
The variance within legacy financial guarantee was driven by activities in the RMBS portfolio in both years. The primary driver was largely the negative impact of discount rates in 2024 compared to RMBS recoveries and the positive impact of discount rates on the RMBS portfolio in 2023.
The higher loss and loss adjustment expenses in Specialty P&C is primarily due to increased business production from new and existing programs as well as higher loss expectations on commercial auto risk and the addition of a personal nonstandard auto program.
General and Administrative Expenses (G&A). The following table provides a summary of G&A expenses for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Compensation	$24	$18	$58	$52
Non-compensation	31	31	81	70
Total G&A expenses	$55	$49	139	122
The increase in Compensation G&A expenses during the three and nine months ended September 30, 2024, was due to higher compensation costs from a net increase in staffing from the development and growth of the Specialty Property & Casualty Insurance and Insurance Distribution segments, including the effect of Insurance Distribution acquisitions; offset by lower current year period expenses for severance and incentive compensation.
Variances in Non-Compensation G&A expenses for the three and nine months ended September 30, 2024, as compared to the three

Ambac Financial Group, Inc.	47	Third Quarter 2024 Form 10-Q

and nine months ended September 30, 2023, were driven by expenses associated with the strategic review and proposed sale of the Legacy Financial Guarantee Insurance segment, transaction expenses related to the acquisition of Beat, and growth of the Specialty Property & Casualty Insurance and Insurance Distribution segments; offset by lower Legacy Financial Guarantee Insurance segment's legal defense costs. For the three and nine months ended September 30, 2024, expenses attributable to the sale of AAC and acquisition of Beat aggregated $16 and $35 compared to $1 and $2 for the three and nine months ended September 30, 2023, respectively.
Intangible Amortization. Insurance intangible amortization for the three and nine months ended September 30, 2024, was $6 and $25 an increase of $— and $7 as compared to the the three and nine months ended September 30, 2023. The increase for the nine months ended September 30, 2024, was driven primarily by LFG de-risking activities. Other intangible amortization for the three and nine months ended September 30, 2024, was $6, and $9 and $1 and $3 for the three and nine months ended September 30, 2023, respectively. The increase in other intangible amortization for the three and nine months ended September 30, 2024 related to the Beat acquisition of $6.
Interest Expense. Interest expense relates primarily to the Legacy Financial Guarantee Insurance segment and includes accrued interest on the Tier 2 Notes (fully redeemed during the first quarter of 2023), surplus notes and other debt obligations. Beginning in the third quarter of 2024, Ambac borrowed under a short-term credit facility to partially fund the purchase of 60% of Beat. Interest expense under the credit facility is attributed to the Insurance Distribution segment. In addition to accrued interest, interest expense includes discount accretion when the debt instrument carrying value is at a discount to par. The following table provides details by type of obligation for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Surplus notes	$15	$16	$47	$47
Tier 2 Notes	—	—	—	1
Other (principally Ambac UK)	—	—	1	1
Short-term borrowing	4	—	4	—
Total interest expense	$20	$16	$52	$48
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
AAC requested OCI to authorize a full or partial payment of accrued interest due on the surplus notes along with a full or partial payment of outstanding principal of the surplus notes on June 7, 2024, and made a similar request in September 2024, but such requests were denied. As a result, the scheduled payment date for interest, and the scheduled maturity date for payment of principal of the surplus notes, has been extended until OCI grants approval to make such payment. Interest will accrue, compounded on each anniversary of the original scheduled payment date or scheduled maturity date, on any unpaid principal or interest through the actual date of payment, at 5.1% per annum. Holders of surplus notes have no rights to enforce the payment of the principal of, or interest on, surplus notes in the absence of OCI approval to pay such amount. Interest on the outstanding surplus notes was accrued for and AAC is accruing interest on the interest amounts following each scheduled payment date. Total accrued and unpaid interest for surplus notes outstanding was $512 at September 30, 2024.
Provision for Income Taxes. The provision for income taxes primarily relates to international operations and was $3 and $10 for the three and nine months ended September 30, 2024, compared to $1 and $7 for the three and nine months ended September 30, 2023, an increase of $2 for the quarter.
Results of Operations by Segment

Legacy Financial Guarantee Insurance
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Net premiums earned	$6	$6	$19	$20
Net investment income	34	27	105	90
Net investment gains (losses), including impairments	(1)	1	(1)	(7)
Net gains (losses) on derivative contracts	(1)	4	1	2
Other income	6	3	27	7
Total	44	41	151	112
Expenses:
Loss and loss expenses (benefit)	17	(86)	(9)	(71)
General and administrative expenses	14	35	58	87
Total	31	(50)	49	16
Earnings before interest, taxes, depreciation and amortization (1)	13	91	101	96
Interest expense	16	16	48	48
Depreciation	—	—	1	1
Intangible amortization	6	6	25	18
Pretax income (loss)	$(9)	$69	$28	$29

Stockholders equity (2)	$943	$836
(1)Abbreviated as "EBITDA" in future references

Ambac Financial Group, Inc.	48	Third Quarter 2024 Form 10-Q

(2)Represents the share of Ambac stockholders equity for each subsidiary within the Legacy Financial Guarantee Insurance segment, including intercompany eliminations.
The Legacy Financial Guarantee Insurance segment is in active runoff. This will generally result in declining premiums earned, G&A expenses and intangible amortization. The variability in the segment financial results is primarily driven by (i) change in loss and loss expenses resulting from, among other items, credit developments, interest rates and de-risking transactions (may also impact intangible amortization) and (ii) volatility from investments income (loss) resulting from changes in market conditions and other performance factors. Key variances not discussed above in the Consolidated Results section are as follows:
Net premiums earned. Net premiums earned decreased $0 and $2 for the three and nine months ended September 30, 2024, compared to the same period in the prior year. Net premiums earned were impacted by the organic and active runoff of the financial guarantee insured portfolio, resulting in a reduction to current and future net premiums earned.
Other Revenue Items. Net investment income increased $8 and $15 for the three and nine months ended September 30, 2024, compared to the prior year period, driven by higher fair value net gains on pooled investment funds and higher yields in fixed income.
Net investment gains (losses), including impairments declined $2 for the three months ended September 30, 2024, and improved $6 million for the nine months ended September 30, 2024, compared to the prior year periods, due to variances from foreign exchange and favorable variances in net realized gains on sales and credit impairment allowance adjustments. Foreign exchange gains (losses) of $(5) and $2 for the three months ended September 30, 2024 and 2023, respectively, and $(6) and $(2) for the nine months ended September 30, 2024, respectively, relate primarily to US dollar denominated securities held by Ambac UK.
Net gains (losses) on derivatives for the three and nine months ended September 30, 2024, declined $5 and less than $1, respectively, compared to the prior year periods mostly driven by the impact of counterparty credit adjustments on certain derivative assets. Additionally, the nine months ended September 30, 2023, included losses on positions held as partial hedges against interest rate risk elsewhere in the Legacy Financial Guarantee segment. Ambac has exited the derivative positions that led to the 2023 losses. See Consolidated Results above for further information about investment and derivative results.
Other income increased $3 and $20 for the three and nine months ended September 30, 2024, respectively. The increases for the three and nine months ended September 30, 2024 compared to the prior year periods include $2 and $5, respectively, related to results of VIEs as discussed above under Consolidated Results - Income (Loss) on Consolidated Variable Interest Entities. The increase for the nine months ended September 30, 2024 also included the termination of a postretirement plan; the gain represents the amount of the accrued and deferred liabilities in excess of the final payment made under the plan.
Losses and Loss Adjustment Expenses (Benefit). The following provides details for losses and loss adjustment expenses (benefit) incurred for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Structured Finance	$18	$(80)	$(3)	$(59)
Domestic Public Finance	—	(8)	2	(7)
Other, including International Finance	(2)	2	(7)	(5)
Totals	$17	$(86)	$(9)	$(71)
Loss and loss adjustment expenses for the three months ended September 30, 2024, were largely driven by the negative impact of discount rates on the structured finance portfolio.
Loss and loss adjustment expenses (benefit) for the nine months ended September 30, 2024, were largely driven by the net positive impact of discount rates on the structured finance portfolio, and assumption changes in the international portfolio, partially offset by adverse development in the public finance portfolio.
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
G&A Expenses. Segment G&A expenses decreased during the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023, primarily due to lower legal defense costs and compensation costs.

Ambac Financial Group, Inc.	49	Third Quarter 2024 Form 10-Q

Specialty Property and Casualty Insurance
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Gross premiums written	$115	$77	$323	$183
Net premiums written	33	25	91	43
Revenues:
Net premiums earned	$27	$12	$80	$27
Program fees	4	2	10	6
Investment income	2	1	5	3
Net investment gains (losses), including impairments	—	—	—	—
Other income	7	—	7	—
Total	40	16	102	35
Expenses:
Losses and loss expenses incurred	20	10	63	20
Amortization of deferred acquisition costs, net	6	2	16	5
General and administrative expenses	5	4	13	12
Total	31	15	92	36
EBITDA	9	$—	10	$(1)
Pretax income (loss)	$9	$—	$10	$(1)

Retention Ratio (1)	28.4%	32.0%	28.3%	23.6%

Loss and LAE Ratio (2)	74.4%	78.0%	78.4%	73.8%
Expense Ratio (3)	26.1%	28.5%	24.4%	38.5%
Combined Ratio (4)	100.5%	106.5%	102.8%	112.3%

Ambac's stockholders equity (5)	$134	$116
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
The Specialty Property and Casualty Insurance segment has grown significantly since underwriting its first program in May 2021. Twenty-four programs were authorized to issue policies as of September 30, 2024, including Everspan participating on two programs as a reinsurer. The growth in both the number and size of these programs has contributed to the increase in gross and net premiums written, net premiums earned and net loss and loss expenses incurred.
Consistent with its strategy to generate sustainable and profitable, long-term specialty property and casualty program insurance business with a focus on diverse classes of risks, Everspan may source programs as a reinsurer. Accessing programs as a reinsurer provides Everspan the ability to diversify its risk profile (temporarily or long-term), efficiently manage its exposure limits and underwrite programs in a cost efficient manner, amongst other benefits. Everspan may participate as a reinsurer on up to
30% of a program, which is in line with its strategy to generally retain up to 30% per program. Participation as a reinsurer will affect the retention ratio as Everspan's portion of assumed premiums is reflected fully in both Gross and Net Premiums Written.
Loss and loss expenses incurred increased for the three and nine months ended September 30, 2024, relative to the three and nine months ended September 30, 2023. Everspan's loss ratio (including ULAE) was 74.4% for the three months ended September 30, 2024, versus 78.0% for the three months ended September 30, 2023, inclusive of prior accident years development of 0.2% and (1.8)%, respectively. The change in the loss ratio was driven by current accident year reserve strengthening during the three months ended September 30, 2023 of 8.9%, primarily related to increased loss selections for commercial auto. Partially offsetting the decrease in loss ratio from the three months ended September 30, 2023, was a personal nonstandard auto program (through assumed reinsurance) which became effective in October 2023. Everspan's loss ratio may fluctuate as the inforce book of business scales and seeks to achieve benefits from diversification.
In addition to the decrease in the Loss and LAE ratio for the three months ended September 30, 2024, compared to September 30, 2023, was a decrease in the benefit to acquisition costs resulting from sliding scale commission arrangements with program partners. Such benefit reduced the Specialty Property and Casualty Insurance segments expense ratio by 1.9% and 8.1% for the three months ended September 30, 2024 and 2023, respectively. Certain Everspan programs were structured to include sliding scale commission arrangements within a loss ratio range. These sliding scale arrangements help mitigate losses, protect underwriting results and limit earnings volatility.
In third quarter 2024, Everspan and a commercial auto program partner agreed to non-renew an existing program where Everspan participated on a net retention basis. However, Everspan continues to support the MGA via another commercial auto program which is fully ceded to a reinsurer. The shift in the production from a participating program to a fully ceded program will result in a shift in future underwriting results to be within program fee revenue instead of net premiums earned and losses incurred. Additionally during the third quarter 2024, as part of Everspan's insurance portfolio balancing, Everspan reduced its participation on an assumed reinsurance personal auto transaction effective October 2024. The reduction of this program is expected to result in a lower net retention, lower net premiums earned and lower losses incurred.
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

Ambac Financial Group, Inc.	50	Third Quarter 2024 Form 10-Q

resolution of the estimated liability for loss and loss adjustment expenses will likely be higher or lower than the related loss reserves at the reporting date. In addition, our estimate of losses and loss expenses may change. These additional liabilities or increases in estimates, or a range of either, could vary significantly from period to period.
General and administrative costs were relatively flat for the three and nine months ended September 30, 2024, relative to the three and nine months ended September 30, 2023, as increases from the ramp up in Everspan's staffing and operations was mostly offset by the timing of incentive compensation accruals.

Insurance Distribution
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Premiums placed	$145	$62	$288	$180

Commission income	$23	$15	$54	$39
Commission expense	9	8	27	22
Net commissions	14	6	27	17
Expenses:
General and administrative expenses (1)	12	3	18	7
EBITDA	2	4	10	10
Interest expense	4	—	4	—
Depreciation (1)	—	—	—	—
Intangible amortization	6	1	9	3
Pretax income (loss)	$(8)	$2	$(3)	$7

Ambac's stockholders equity (2)	$242	$103
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
The Insurance Distribution segment placed premiums for its carriers of approximately $145 and $288 for the three and nine months ended September 30, 2024, up $83 and $108 or 133% and 60%, respectively, as compared to the three and nine months ended September 30, 2023. Higher premiums placed were driven by the acquisition of Beat effective July 31, 2024 and Riverton Insurance Agency in August 2023, as well as organic growth at All Trans Risk Solutions during the quarter. The increase in premiums placed and changes to the mix of business written led to the growth in commission income and commission expense of 58% and 12%, respectively.
Business underwritten within our Insurance Distribution business can be seasonal which may result in revenue and earnings concentrations in the first half of the calendar year. As the Insurance Distribution business grows, we make additional acquisitions and launch additional de novo underwriting units, revenue and earnings concentrations may increase or may shift, perhaps meaningfully.
G&A Expenses. G&A expenses for the three and nine months ended September 30, 2024, increased $9 as a result of the Beat acquisition in the third quarter of 2024.
LIQUIDITY AND CAPITAL RESOURCES
Holding Company Liquidity
AFG is organized as a legal entity separate and distinct from its operating subsidiaries. AFG's liquidity is primarily dependent on its net assets, excluding the operating subsidiaries that it owns, totaling $147 as of September 30, 2024, and secondarily on distributions, expense sharing payments from its operating subsidiaries and third party capital (e.g. from credit facilities and equity issuance).
•Effective July 31, 2024, AFG closed the acquisition of a 60% controlling interest in Beat. In connection with the acquisition, Cirrata incurred $150 of debt maturing in 364 days funded by a global bank (the "Credit Facility"). Repayment of debt under the Credit Facility is guaranteed by AFG. AFG is required to repay this debt upon the closing of the sale of AAC or otherwise refinance such short-term debt with longer-term debt.
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
•Cirrata does not have any regulatory restrictions on its ability to make distributions. AFG received distributions

Ambac Financial Group, Inc.	51	Third Quarter 2024 Form 10-Q

from Cirrata of $7.4 and $5.3 during the nine months ended September 30, 2024 and 2023.
AFG's principal uses of liquidity are: (i) the payment of G&A expenses, including costs to explore opportunities to grow and diversify Ambac, (ii) making capital investments to acquire, grow and/or capitalize new and/or existing businesses, including through the acquisition of noncontrolling interests as a result of the exercise of outstanding puts and/or calls and (iii) making investments in technology and other operational infrastructure to improve the operational effectiveness and efficiency of our business and to support their growth. Funding puts, calls and other capital commitments could require payments from AFG, the magnitude of which may depend on the performance of the underlying businesses and other considerations, of approximately $350 through 2030. AFG may also provide short-term financial support, primarily in the form of loans, to its operating subsidiaries to support their operating requirements.
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
Operating Companies' Liquidity
Insurance
Sources of liquidity for the Company’s insurance subsidiaries are funds generated from premiums; recoveries on claim payments; reinsurance recoveries; fees; investment income and maturities and sales of investments.
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
•As discussed more fully in "Results of Operations" above in this Management's Discussion and Analysis, AAC requested OCI to authorize a full or partial payment of accrued interest due on the surplus notes along with a full or partial payment of outstanding principal of the surplus notes on June 7, 2024, and made a similar request in September 2024, but such requests were denied. Current principal outstanding on AAC's long-term debt consisted of $519 of surplus notes. AAC's future interest obligations on long-term debt include $512 of accrued and unpaid interest as of September 30, 2024, all or a portion of which would be payable on surplus notes if approved by OCI on or before the next scheduled payment date of June 7, 2025.
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

Ambac Financial Group, Inc.	52	Third Quarter 2024 Form 10-Q

Consolidated Cash Flow Statement Discussion
The following table summarizes the net cash flows for the periods presented.

Nine Months Ended September 30,	2024	2023
Cash provided by (used in):
Operating activities	$28	$112
Investing activities	(200)	521
Financing activities (1)	14	(392)
Foreign exchange impact on cash and cash equivalents	—	—
Net cash flow	$(158)	$241
(1)    Because the trusts established under the Puerto Rico restructurings are consolidated VIEs, certain payments made by AAC to accelerate AAC-insured bonds that were deposited into trusts are reflected as payments of VIE liabilities within financing activities. Cash used in financing activities includes $0 and $113 from such AAC payments, for the nine months ended September 30, 2024 and 2023, respectively.
Operating activities
Net cash provided by operating activities during the nine months ended September 30, 2024 and 2023, was $28 and $112, respectively. During the nine months ended September 30, 2023, Ambac received proceeds from a R&W settlement and repaid the remaining secured debt outstanding (net operating cash inflows of $90). Operating cash flows in the nine months ended September 30, 2024 were positively impacted by the growth in the Specialty P&C Insurance and Insurance Distribution businesses and higher investment portfolio inflows, partially offset by transaction related costs for the acquisition of Beat and the sale of AAC.
Future operating flows will primarily be impacted by net premium collections and investment coupon receipts, G&A expenses, net claim and loss expense payments and interest payments on outstanding debt.
Financing Activities
Financing activities for the nine months ended September 30, 2024, included short-term borrowing of $147 in connection with the purchase of Beat, and paydowns and maturities of VIE debt obligations of $131.
Financing activities for the nine months ended September 30, 2023, included payments for redemption of Tier 2 Notes of $97 and paydowns and maturities of VIE debt obligations of $285 (including payments for the accelerations of the VIE trusts created from the Puerto Rico restructuring).
Collateral
AFS hedged a portion of the interest rate risk in the Legacy Financial Guarantee Insurance segment financial guarantee and investment portfolios, along with legacy customer interest rate swaps, with standardized derivative contracts, which contain collateral or margin requirements. Since the second quarter of
2023, AFS's only remaining derivative positions include a limited number of legacy customer swaps and their associated hedges. Under these hedge agreements, AFS is required to post collateral in excess of the derivative unrealized loss amount. All AFS derivative contracts containing ratings-based downgrade triggers that could result in collateral posting or a termination have been triggered. All collateral obligations are currently met. Collateral posted by AFS totaled a net amount of $53 (cash and securities collateral of $25 and $27, respectively), including independent amounts, under these contracts at September 30, 2024.
Obligations under the Credit Agreement drawn upon to fund the acquisition of shares in Beat are secured on a first-priority basis by (i) a pledge by AFG of all of the capital stock of Everspan Holdings, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company and (ii) a pledge of all of the capital stock of Beat held by the Company.
BALANCE SHEET
Total assets increased by $828 from December 31, 2023, to $9,256 at September 30, 2024, primarily due to the increase in intangible assets, goodwill, and other assets related to the Beat acquisition, and increases in premium receivables and reinsurance recoverables as a result of growth in the specialty P&C businesses.
Total liabilities increased by approximately $386 from December 31, 2023, to $7,383 as of September 30, 2024, primarily due to increase in short-term debt and other liabilities related to the Beat acquisition, higher loss and loss adjustment expense reserve and ceded premium payables from the specialty P&C businesses.
As of September 30, 2024, total Ambac Financial Group stockholders’ equity was $1,465, compared with total stockholders’ equity of $1,362 at December 31, 2023. The increase is primarily driven by foreign currency translation gains of $51 and unrealized fixed maturity securities gains of $34 and the issuance of stock for the Beat acquisition of $29.
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

Ambac Financial Group, Inc.	53	Third Quarter 2024 Form 10-Q

The following table summarizes the composition of Ambac’s investment portfolio, excluding VIE investments, at carrying value at September 30, 2024 and December 31, 2023:

	September 30, 2024					December 31, 2023
	Legacy Financial Guarantee Insurance	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consolidated	Legacy Financial Guarantee Insurance	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consolidated

Fixed maturity securities	$1,599	$142	$—	$—	$1,740	$1,575	$121	$—	$14	$1,710
Fixed maturity securities - trading	—	—	—	—	—	27	—	—	—	27
Short-term	145	58	16	86	305	225	41	4	156	426
Other investments	528	—	—	32	561	457	—	—	18	475
Fixed maturity securities pledged as collateral	27	—	—	—	27	27	—	—	—	27
Total investments (1)	$2,299	$199	$16	$119	$2,634	$2,310	$162	$4	$188	$2,664
(1)    Includes investments denominated in non-US dollar currencies with a fair value of £347 ($464) and €21 ($23) as of September 30, 2024 and £342 ($436) and €25 ($27) as of December 31, 2023.
Ambac invests in various asset classes in its fixed maturity securities portfolio. Other investments primarily consist of diversified interests in pooled funds. Refer to Note 4. Investments to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for information about fixed maturity securities and pooled funds by asset class.
The following charts provide the ratings(1) distribution of the fixed maturity investment portfolio based on fair value at September 30, 2024 and December 31, 2023:

(1)Ratings are based on the lower of Moody’s or S&P ratings. If ratings are unavailable from Moody's or S&P, Fitch ratings are used. If guaranteed, rating represents the higher of the underlying or guarantor’s financial strength rating.
(2)Below investment grade and not rated bonds insured by Ambac represent 18% and 21% of the September 30, 2024, and December 31, 2023, combined fixed maturity portfolio, respectively.

Ambac Financial Group, Inc.	54	Third Quarter 2024 Form 10-Q

Premium Receivables
Ambac's premium receivables increased to $342 at September 30, 2024, from $290 at December 31, 2023. The increase is primarily due to growth in the Specialty P&C Insurance Segment, including receivables related to the programs where Everspan participates as a reinsurer. At September 30, 2024, Legacy Financial Guarantee Insurance and Specialty P&C premiums receivables were $227 and $114, respectively.
Premium receivables by payment currency were as follows:

Currency	Premium Receivable in Payment Currency	Premium Receivable in U.S. Dollars
U.S. Dollars	$262	$262
British Pounds	£50	67
Euros	€11	12
Total		$342
Reinsurance Recoverable on Paid and Unpaid Losses
Ambac has reinsurance in place pursuant to surplus share treaty and facultative agreements. To minimize its exposure to losses from reinsurers, Ambac (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties under certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised in the event of rating agency downgrades of a reinsurer (among other events and circumstances). Those reinsurance counterparties that do not currently post collateral are well capitalized, highly rated, authorized capacity providers. Ambac benefited from letters of credit and collateral amounting to approximately $76 from its reinsurers at September 30, 2024.  Additionally, while legacy liabilities from the recent Specialty P&C acquisitions were fully ceded to certain reinsurers, Everspan also benefits from an unlimited, uncapped indemnity from the respective sellers to mitigate any residual risk to these reinsurers. As of September 30, 2024 and December 31, 2023, reinsurance recoverable on paid and unpaid losses were $311 and $195, respectively primarily due to growth in the Specialty P&C Insurance Segment.
Intangible Assets
Intangible assets primarily include (i) an insurance intangible asset that was established at AFG's emergence from bankruptcy (Legacy Financial Guarantee Insurance Segment) in 2013, representing the difference between the fair value and aggregate carrying value of the financial guarantee insurance and reinsurance assets and liabilities of $224 at September 30, 2024, (ii) intangible assets established as part of acquisitions in the Insurance Distribution business of $363 at September 30, 2024, and (iii) indefinite-lived intangible assets in the Specialty P&C business as part of its acquisitions of $11 at September 30, 2024.
As of September 30, 2024 and December 31, 2023, intangible assets were $598 and $307, respectively. The increase is primarily driven by the intangible asset related to the acquisition of Beat of $312, partially offset by amortization of $33.
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
The loss and loss expense reserves, net of subrogation recoverables and before reinsurance as of September 30, 2024 and December 31, 2023, were $814 and $756, respectively.
Loss and loss adjustment expense reserves are included in the Unaudited Consolidated Balance Sheets as follows:

	September 30, 2024:					December 31, 2023:
	Specialty Property and Casualty	Legacy Financial Guarantee				Specialty Property and Casualty	Legacy Financial Guarantee
		Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves		Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves
Balance Sheet Line Item	Gross Loss and Loss Expense Reserves	Claims and Loss Expenses	Recoveries			Gross Loss and Loss Expense Reserves	Claims and Loss Expenses	Recoveries
Loss and loss expense reserves	$323	$693	$(63)	$(15)	$938	$197	$779	$(55)	$(28)	$893
Subrogation recoverable	—	8	(131)	—	(124)	—	1	(139)	—	(137)
Totals	$323	$700	$(195)	$(15)	$814	$197	$780	$(194)	$(28)	$756

Ambac Financial Group, Inc.	55	Third Quarter 2024 Form 10-Q

Legacy Financial Guarantee Insurance:
Ambac has exposure to various bond types issued in the debt capital markets. The bond types that have experienced significant claims, including through commutations, are residential mortgage-backed securities (“RMBS”), student loan securities and public finance securities. These bond types represent 91% of our ever-to-date insurance claims recorded, with RMBS comprising 60%. The table below indicates gross par outstanding and the components of gross loss and loss expense reserves related to policies in Ambac’s gross loss and loss expense reserves at September 30, 2024 and December 31, 2023:

	September 30, 2024:					December 31, 2023:
	Gross Par Outstanding (1)	Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves (1)(2)	Gross Par Outstanding (1)	Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves (1)(2)
		Claims and Loss Expenses	Recoveries				Claims and Loss Expenses	Recoveries
Structured Finance	$1,657	$621	$(174)	$(7)	$440	$1,860	$679	$(172)	$(10)	$497
Domestic Public Finance	940	78	(8)	(8)	62	834	82	(8)	(8)	66
Other, including International finance	138	1	(13)	—	(12)	1,144	15	(13)	(10)	(8)
Loss expenses	—	1	—	—	1	—	4	—	—	4
Totals	$2,736	$700	$(195)	$(15)	$491	$3,838	$780	$(194)	$(28)	$559
(1)    Ceded par outstanding on policies with loss reserves and ceded loss and loss expense reserves were $320 and $26 respectively, at September 30, 2024, and $362 and $30, respectively at December 31, 2023. Recoverable ceded loss and loss expense reserves are included in Reinsurance recoverable on paid and unpaid losses on the balance sheet.
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
While our loss reserves consider our judgment regarding issuers’ financial flexibility to adapt to adverse markets, they may not adequately capture sudden, unexpected or protracted uncertainty that adversely affects market conditions. Accordingly, it is possible that our estimated loss reserves, gross of reinsurance, for financial guarantee insurance policies could be understated. We have attempted to identify possible cash flows related to losses and recoveries using more stressful assumptions than the probability-weighted outcome recorded. The possible net cash flows consider the highest stress scenario that was utilized in the development of our probability-weighted expected loss at September 30, 2024, and assumes an inability to execute any commutation transactions with issuers and/or investors. Such stress scenarios are developed based on management’s view about all possible outcomes relating to losses and recoveries. In arriving at such view, management makes considerable judgments about the possibility of various future events. Although we do not believe it is possible to have stressed outcomes in all cases, it is possible that we could have stress case outcomes in some or even many cases. See “Risk Factors” in Part I, Item 1A as well as the descriptions of "Variability of Expected Losses and Recoveries" in Part II, Item 7 of the Company's 2023 Annual Report on Form 10-K, and Part II, Item 1A "Risk Factors" of this Quarterly Report, for further discussion of the risks relating to future losses and recoveries that could result in more highly stressed outcomes.
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
Structured Finance Variability:
Using the approaches described above, the possible increase in loss reserves for structured finance credits for which we have an estimate of expected loss at September 30, 2024, could be approximately $50 and there can be no assurance that losses may not exceed such amounts.

Ambac Financial Group, Inc.	56	Third Quarter 2024 Form 10-Q

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
For the public finance credits for which we have an estimate of expected loss at September 30, 2024, the sum of all the highest stress case loss scenarios is $190 and there can be no assurance that losses may not exceed such amounts.
Other Credits, including International Finance Variability:
It is possible our loss reserves on other types of credits, including those insured by Ambac UK, may be under-estimated because of various risks that vary widely, including the risk that we may not be able to recover or mitigate losses through our remediation processes. For all other credits, including Ambac UK, for which we have an estimate of expected loss, the sum of all the highest stress case loss scenarios is approximately $45 greater than the loss reserves at September 30, 2024. There can be no assurance that losses may not exceed such amounts.
Short and Long-term Debt
Short-term debt consists of a Credit Facility that was issued in the third quarter of 2024 by our insurance distribution segment, which is secured on a first-priority basis by (i) a pledge by AFG of all of the capital stock of Everspan Holdings, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company and (ii) a pledge by the Purchaser of all of the capital stock of Beat held by Purchaser. Long-term debt includes AAC surplus notes and the Ambac UK debt issued in connection with a commutation. All long-term debt relates to the Legacy Financial Guarantee segment.
The carrying value of each of these as of September 30, 2024 and December 31, 2023 is below:

	September 30, 2024	December 31, 2023
Short-term debt
Credit Facility	$148	$—
Total short-term debt	$148	$—
Long-term debt
Surplus notes	$495	$491
Ambac UK debt	17	17
Total Long-term Debt	$512	$508
The increase in long-term debt from December 31, 2023, resulted from accretion on the carrying value of surplus notes and Ambac UK debt.

Ambac Financial Group, Inc.	57	Third Quarter 2024 Form 10-Q

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
ACCOUNTING STANDARDS
Please refer to Note 1. Business and Basis of Presentation to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for a discussion of new accounting pronouncements and the potential impact on Ambac’s financial condition and results of operations.
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
Ambac Assurance Corporation
AAC’s statutory policyholder surplus and qualified statutory capital (defined as the sum of policyholders surplus and mandatory contingency reserves) were $789 and $1,093 at September 30, 2024, respectively, as compared to $897 and $1,201 at December 31, 2023, respectively.  As of September 30, 2024, statutory policyholder surplus and qualified statutory capital included $519 principal balance of surplus notes outstanding and $115 liquidation preference of preferred stock outstanding. These surplus notes (in addition to related accrued interest of $512 that is not recorded under statutory basis accounting principles); preferred stock; and all other liabilities, including insurance claims are obligations that, individually and collectively, have claims on the resources of AAC that are senior to AFG's equity and therefore impede AFG's ability to realize residual value and/or receive dividends from AAC. The primary drivers to the net decrease in policyholder surplus were the statutory net loss of $43 for the nine months ended September 30, 2024 and an increase in investments that are non-admitted under statutory accounting.
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
Everspan Indemnity Insurance Company
Everspan Indemnity Insurance Company’s statutory policyholder surplus was $117 at September 30, 2024, as compared to $108 at December 31, 2023. The drivers within the period was net income at Everspan Indemnity Insurance Company, including its subsidiaries, of $7 during the nine months ended September 30, 2024, which includes a net gain related to Everspan's sale of CNIC of approximately $8 million. Additionally, Everspan policyholders surplus increased due to changes in non-admitted assets.
AMBAC UK FINANCIAL RESULTS UNDER UK ACCOUNTING PRINCIPLES
Ambac UK is required to prepare financial statements under FRS 102 "The Financial Reporting Standard applicable in the UK and Republic of Ireland." Ambac UK’s shareholder funds under UK GAAP were £515 at September 30, 2024, as compared to £489 at December 31, 2023. At September 30, 2024, the carrying value of cash and investments was £549, a increase from £535 at December 31, 2023. The increase in shareholders’ funds and cash and investments was primarily due to the continued receipt of premiums and investment gains, partially offset by foreign exchange losses, general and administrative expenses and tax payments.
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

Ambac Financial Group, Inc.	58	Third Quarter 2024 Form 10-Q

present non-GAAP supplemental financial information because we believe such information is of interest to the investment community, and that it provides greater transparency and enhanced visibility into the underlying drivers and performance of our businesses on a basis that may not be otherwise apparent on a GAAP basis. We view these non-GAAP financial measures as important indicators when assessing and evaluating our performance on a segmented and consolidated basis and they are presented to improve the comparability of our results between periods by eliminating the impact of the items that may not be representative of our core operating performance. These non-GAAP financial measures are not substitutes for the Company’s GAAP reporting, should not be viewed in isolation and may differ from similar reporting provided by other companies, which may define non-GAAP measures differently. In connection with the sale of AAC and the acquisition of Beat, management is considering making changes to the current non-GAAP measures which, if any, would occur in future reporting periods.
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
EBITDA — We define EBITDA as net income (loss) before interest expense, income taxes, depreciation and amortization of intangible assets. The following table reconciles net income (loss) to the non-GAAP measure, EBITDA on a consolidation and segment basis for all periods presented:

	Three Months Ended September 30, 2024					Three Months Ended September 30, 2023
	Legacy Financial Guarantee Insurance	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated	Legacy Financial Guarantee Insurance	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated
Net income (loss)	$(13)	$8	$(7)	$(17)	$(29)	$66	$—	$2	$(2)	$66
Adjustments:
Interest expense	16	—	4	—	20	16	—	—	—	16
Income taxes	4	1	(1)	(1)	3	3	—	—	(2)	1
Depreciation	—	—	—	—	1	—	—	—	—	—
Amortization of intangible assets	6	—	6	—	13	6	—	1	—	7
EBITDA (1)	$13	$9	$2	$(18)	$6	$91	$—	$4	$(4)	$91
(1)    EBITDA is prior to the impact of noncontrolling interests, and relates to subsidiaries where Ambac does not own 100% in the amounts, of $(0.3) and $0.6 for the three months ended September 30, 2024 and 2023, respectively. These noncontrolling interests are in the Insurance Distribution segment.

	Nine Months Ended September 30, 2024					Nine Months Ended September 30, 2023
	Legacy Financial Guarantee Insurance	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated	Legacy Financial Guarantee Insurance	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated
Net income (loss)	$18	$9	$(2)	$(33)	$(9)	$21	$(1)	$7	$(6)	$21
Adjustments:
Interest expense	48	—	4	—	51	48	—	—	—	48
Income taxes	11	1	(1)	(1)	10	8	—	—	(1)	7
Depreciation	1	—	—	1	2	1	—	—	—	1
Amortization of intangible assets	25	—	9	—	33	18	—	3	—	21
EBITDA	$101	$10	$10	$(33)	$87	$96	$(1)	$10	$(8)	$98
(1)    EBITDA is prior to the impact of noncontrolling interests, and relates to subsidiaries where Ambac does not own 100% in the amounts, of $1.1 and $1.8 for the nine months ended September 30, 2024 and 2023, respectively. These noncontrolling interests are in the Insurance Distribution segment.

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

Ambac Financial Group, Inc.	59	Third Quarter 2024 Form 10-Q

The following table reconciles net income (loss) attributable to common stockholders to the non-GAAP measure, Adjusted net income:

	Three Months Ended September 30,
	2024		2023
($ in millions, except share data)	$ Amount	Per Share	$ Amount	Per Share
Net income (loss) attributable to common shareholders	$(28)	$(0.63)	$66	1.41
Adjustments:
Net investment (gains) losses, including impairments	1	0.03	(1)	(0.02)
Intangible amortization	13	0.27	7	0.15
Litigation costs	2	0.04	21	0.44
Foreign exchange (gains) losses	(4)	(0.09)	1	0.01
Workforce change costs	—	—	—	—
Pretax adjusted net income (loss)	(16)	$(0.38)	94	$1.99
Income tax effects	(2)	(0.04)	—	0.01
Net (gains) attributable to noncontrolling interests	(2)	(0.04)	—	—
Adjusted Net Income (Loss)	$(19)	$(0.46)	$94	$2.00

	Nine Months Ended September 30,
	2024		2023
($ in millions, except share data)	$ Amount	Per Share	$ Amount	Per Share
Net income (loss) attributable to common shareholders	$(8)	$(0.23)	$19	$0.41
Adjustments:
Net investment (gains) losses, including impairments	(3)	(0.06)	7	0.15
Intangible amortization	33	0.71	21	0.44
Litigation costs	13	0.27	37	0.79
Foreign exchange (gains) losses	(3)	(0.07)	—	—
Workforce change costs	—	—	1	0.02
Pretax adjusted net income (loss)	32	$0.62	85	$1.81
Income tax effects	(2)	(0.05)	(1)	(0.03)
Net (gains) attributable to noncontrolling interests	(2)	(0.05)	(1)	(0.01)
Adjusted Net Income (Loss)	$27	$0.52	$83	$1.77

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
The following table reconciles Total Ambac Financial Group, Inc. stockholders’ equity to the non-GAAP measure Adjusted Book Value on a dollar amount and per share basis, for all periods presented:

	September 30, 2024		December 31, 2023
($ in millions, except share data)	$ Amount	Per Share	$ Amount	Per Share
Total Ambac Financial Group, Inc. stockholders’ equity	$1,465	$30.89	$1,362	$30.13
Adjustments:
Insurance intangible asset	(224)	(4.73)	(245)	(5.43)
Net unearned premiums and fees in excess of expected losses	161	3.40	162	3.59
Net unrealized investment (gains) losses in Accumulated Other Comprehensive Income	(13)	(0.28)	20	0.45
Adjusted book value	1,389	$29.28	$1,299	$28.74
The increase in Adjusted Book Value since December 31, 2023, was primarily attributable the strengthening of the British Pound and the issuance on stock in connection with the acquisition of Beat for $29.
Item 3.    Quantitative and Qualitative Disclosure About Market Risk
As of September 30, 2024, there are no material changes in the market risks that the Company is exposed to compared to December 31, 2023.
Item 4.     Controls and Procedures
In connection with the preparation of this third quarter Form 10-Q, an evaluation was carried out by Ambac’s management, with the participation of Ambac’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Ambac’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on its evaluation, Ambac’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, Ambac’s disclosure controls and procedures were effective.

Ambac Financial Group, Inc.	60	Third Quarter 2024 Form 10-Q

Under guidelines established by the SEC, companies are permitted to exclude certain acquisitions from their first assessment of internal control over financial reporting following the date of acquisition. Based on those guidelines, management’s assessment of the effectiveness of Ambac Financial Group Inc.’s internal control over financial reporting at September 30, 2024 excluded certain processes of Beat Capital Partners Limited which were not integrated into the Company’s existing internal control over financial reporting environment at September 30, 2024. The excluded Beat Capital Partners Limited processes represented approximately 1% of the Company’s total assets and 1% of the Company’s total liabilities at September 30, 2024 and approximately 2% of the Company’s total revenue and 3% of the Company's total expenses for the nine months ended September 30, 2024.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
Please refer to Note 15. Commitments and Contingencies of the Unaudited Consolidated Financial Statements located in Part I, Item 1 in this Form 10-Q and Note 19: Commitments and Contingencies in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion on legal proceedings against Ambac and its subsidiaries.
Item 1A.    Risk Factors
Capitalized terms used but not defined in this section shall have the meanings ascribed thereto in Part I, Item 1 in our Annual Report on Form 10-K or in Note 1. Business and Basis of Presentation to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K unless otherwise indicated.
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
•adverse changes in analysts’ recommendations regarding our stock;
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
•failure to receive regulatory approval for the sale of our LFG business, or failure to complete the sale of our LFG business for any other reason;
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
The value of AFG's common stock depends in part upon the ability of Ambac to generate earnings apart from the LFG business. Ambac is planning to further develop and expand its Specialty Property and Casualty Insurance and Insurance Distribution businesses. Such plans may involve additional acquisitions of assets or existing businesses and the development of businesses through new or existing subsidiaries. Currently, it is not possible to fully predict the future prospects or other characteristics of such businesses. We may not be able to successfully identify opportunities, attract specialized underwriting and other talent, and operationalize new Insurance Distribution businesses in a timely or cost-efficient manner. While we expect to conduct business, financial and legal due diligence in connection with the evaluation of any future business

Ambac Financial Group, Inc.	61	Third Quarter 2024 Form 10-Q

or acquisition opportunities, there can be no assurance our due diligence will identify every matter that could have a material adverse effect on us. Efforts to pursue certain business opportunities may be unsuccessful or require significant financial or other resources, which could have a negative impact on our growth plans, operating results and financial condition. To implement our growth strategy, we must be able to meet our capital needs, expand our systems and our internal controls effectively, allocate our human resources optimally, identify and hire qualified employees and effectively integrate any acquisitions we make in our effort to achieve growth. No assurance can be given that Ambac will successfully execute its plans for new business, generate any earnings or value from new businesses or be able to successfully integrate any such business into our current operating structure. The failure to manage our growth effectively could have a material adverse effect on our business, financial condition and results of operations.
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
Risks Related to the Company's Business
We are subject to reputational harm if companies with which we do business engage in negligent or fraudulent behaviors and damage to our reputation could materially adversely impact our business.
Our business depends on contractual and working relationships with insurance distribution partners, insurance carriers, reinsurers, policy holders and beneficiaries, third party administrators, and other agents and counterparties. We could suffer material financial loss, reputational harm and/or a loss of business prospects if a business partner, agent or counterparty engages in negligent or fraudulent conduct, whether directly in our relationship with them or indirectly as a result of their conduct in other business relationships.
Ambac may be adversely impacted by P&C industry market cycles.
Ambac’s P&C businesses are subject to market cycles. Premium pricing in the commercial property and casualty insurance markets has been historically based on underwriting capacity of insurance carriers, general economic conditions, inflation, and other factors. In recent years, we have been in a “hard” market whereby carriers have been raising rates. However, we have observed that in certain lines of business the rate of pricing increase has slowed or begun to decrease. If carriers lower premium rates more broadly this would be referred to as a “softening” or “soft” market. Given that Ambac generates revenue from both insurance premiums and commissions that are based on insurance premiums, our revenues are affected by the cyclicality of the markets in which we operate. If we enter a soft market, absent mitigating factors, we may experience a reduction in revenues and profits.
Loss reserves may not be adequate to cover potential losses, including losses caused by catastrophic events, and changes in loss reserves may result in further volatility of net income and comprehensive income.
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
Catastrophic events, whether natural or man-made, including natural disasters and environmental and public health events that result in material disruption of economic activity, loss of human life or significant property damage, can have a materially negative impact on our financial and operational performance. Such stresses could result in liquidity strains or permanent losses.
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
Catastrophic events may cause significant volatility in the markets in which we operate in addition to the global financial

Ambac Financial Group, Inc.	62	Third Quarter 2024 Form 10-Q

markets. Disruptions to these markets could result in a decline in business activity, increased claims, reduced underwriting capacity from insurance companies, reinsurers and other capital providers upon which our P&C businesses are reliant. Catastrophic events may also interrupt the operations of our agents and business partners that distribute our P&C insurance products. Profit commissions and contingent commissions related to certain of our P&C business lines may also be adversely impacted my catastrophic losses. Individually and/or collectively, these results may have a material adverse impact on our results of operations and financial condition.
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
Further, we use internally developed and third-party vendor tools and models to assess exposure to losses, including catastrophic losses. The models assume various conditions and probability scenarios and may not accurately predict future losses or measure losses currently incurred. Limitations in these tools and models may adversely affect our results of operations and financial condition.
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
We could realize losses from our cash and investment accounts if one of the financial institutions we use fail or is taken over by regulators
We maintain cash and investment accounts, including premium trust accounts, at depository institutions in amounts in excess of the limits insured by the FDIC. If one or more of these institutions were to fail or be taken over by federal regulators, our access to these funds could be limited and we could experience liquidity problems and potential financial losses.
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
AAC is defending or otherwise involved in various lawsuits relating to its LFG business. Please see Note 19. Commitments and Contingencies to the Consolidated Financial Statements included in Part II, Item 8 in our Annual Report on Form 10-K, and Note 14. Commitments and Contingencies to the Consolidate Financial Statement included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for information on various proceedings.

Ambac Financial Group, Inc.	63	Third Quarter 2024 Form 10-Q

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
Everspan may be subject to disputes with policyholders regarding the scope and extent of coverage offered under Everspan's policies; be required to defend claimants in suits against its policyholders for covered liability claims; face allegations of improper claims handling; or enter into commercial disputes with its reinsurers, MGA/Us or TPAs regarding their respective contractual obligations and rights. Under some circumstances, the results of such disputes or suits may lead to liabilities beyond those which are anticipated or reserved, including liabilities in excess of policy limits.
Political developments may materially adversely affect our business.
Our insurance businesses and our results of operations can be materially affected by political developments at the federal, state, local or foreign government levels. Government shutdowns, trade disputes, political turnover, judicial decisions, adverse changes in governmental funding, or poor public policy decision making could disrupt the national, international and local economies where we operate and/or have insured exposures. Risks include adverse changes in rules, regulations, compliance requirements, employment practices, taxes, business services and currencies. In addition, we are exposed to correlation risk as a result of the possibility that multiple credits, counterparties, portfolios or other insured risks may concurrently and/or consecutively experience losses or increased stress as a result of any such event or series of events.
We operate in in a highly regulated industry and our business will be negatively affected if we are not able to anticipate and keep pace with rapid changes in government laws and regulations or if government laws and regulations impair our business or increase our costs.
Our U.S. LFG and Specialty Property and Casualty Insurance subsidiaries are highly regulated as insurance carriers in the States of their domicile and the jurisdictions in which they are licensed. Our owned MGA/Us and insurance brokerage subsidiaries are also required to maintain certain entity-level licenses in those jurisdictions and/or the international countries in which they operate, as well as licenses of individual officers or representatives that are essential to their ability to conduct business. Each of the foregoing must also comply with laws generally applicable to insurance entities, including those relating to governance, capital, and operational requirements.
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
Everspan is in the early stage of developing a portfolio of specialty insurance program business. Its business plan entails establishing programs with program administrators, managing general agents and managing general underwriters ("MGA/Us"), with claims handled by TPAs. The success of these programs is dependent upon the quality of insurance risk underwritten by the MGA/Us, the quality of underwriting and operational performance, as well as oversight, of the MGA/Us and TPAs by Everspan, the quality and creditworthiness of reinsurance obtained with respect to the underlying risks, loss experience over time, premium levels, competition and other factors, some of which are outside Everspan's control. Should Everspan fail in executing its business plans or experience greater than expected losses due to operational issues, poor risk selection, default or failure to perform by reinsurers, failure to timely realize ultimate loss exposure, a departure of qualified MGA/Us from the industry, enhanced scrutiny from regulators or ratings agencies specific to the program business model, failure to collect amounts due to it or other factors, Everspan may suffer losses that are material to its capital position, a downgrade in its AM Best rating and/or a loss of its franchise value. Any such outcomes could have a material adverse impact on the value of AFG's shares.
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

Ambac Financial Group, Inc.	64	Third Quarter 2024 Form 10-Q

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
We outsource and may further outsource certain technology and business process functions, and rely upon third-party vendors, agents and contractual counterparties for other essential services and information. Outsourcing functions to third parties exposes us to increased risk related to service disruptions. If we do not effectively develop, implement and monitor our vendor, agency and contractual counterparty relationships and the financial condition of such third parties, if third party providers do not perform as anticipated, if we experience technological or other problems, or if vendor, agency or other contractual relationships relevant to our business process functions are terminated, we may not realize expected productivity improvements or cost efficiencies and may experience operational difficulties, increased costs and a loss of business. Further, we may suffer financial losses if a counterparty defaults on a financial obligation to us, including with respect to insurance agency commissions which adjust over time. Moreover, policyholders and claimants may suffer delays or lapses in service levels which may create extra-contractual exposures. The increased risks identified above could expose us to disruption of service, monetary and reputational

Ambac Financial Group, Inc.	65	Third Quarter 2024 Form 10-Q

damages, competitive disadvantage and significant increases in compliance costs. A material failure by an external service provider, information provider, agent or counterparty, or a material defect or default in the products, services or information provided thereby, could adversely affect our financial condition and results of operations.
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
Our insurance carriers are subject to reinsurance counterparty credit risk. Their reinsurers may not pay on losses in a timely fashion, or at all.
Our insurance carrier subsidiaries purchase reinsurance to transfer part of the risk they have underwritten to reinsurance companies in exchange for part of the premium they receive in connection with the risk. Although reinsurance makes reinsurers liable to our carriers for the risk transferred or ceded to the reinsurers, it does not relieve our insurance carrier subsidiaries of their liabilities to policyholders. Accordingly, our insurance carrier subsidiaries are exposed to credit risk with respect to their reinsurers, especially to the extent reinsurance receivables are not sufficiently secured by collateral or do not benefit from other credit enhancements. Our insurance carrier subsidiaries also bear the risk that they are unable to receive, or there is a substantial delay in receiving, the reinsurance recoverable for any reason, including that the terms of the reinsurance contract do not reflect the intent of the parties to the contract; there is a disagreement between the parties as to their intent; the terms of the contract cannot be legally enforced; the terms of the contract are interpreted by a court or arbitration panel differently than intended by our insurance carrier subsidiaries; the reinsurance transaction performs differently than our insurance carrier subsidiaries anticipated due to a flawed design of the reinsurance structure, terms or conditions; or changes in law and regulation, or in the interpretation of laws and regulations, affects a reinsurance transaction. These risks may be exacerbated to the extent that our insurance carrier subsidiaries' reinsurance recoverables are overly concentrated with one or a small subset of reinsurers.
The insolvency of one or more of our insurance carrier subsidiaries' reinsurers, or their inability or unwillingness to make timely payments if and when required under the terms of reinsurance contracts, could adversely affect our business, financial condition and results of operations.
Everspan’s insurance carriers may be subject to counterparty credit risk associated with its MGA/U distribution partners.
Everspan may be subject to the risk that its MGA/U program partners fail to meet their financial obligations to Everspan or policyholders as it relates to premiums payable, return premiums, sliding scale commissions and return commissions. This risk may be exacerbated to the extent that Everspan has financial obligations to its reinsurers under reinsurance agreements that do not absolve Everspan of for credit risk or non-payment by the MGA/U program partner.
The insolvency of one or more of our MGA/U program partners, or their inability or unwillingness to make timely payments if and when required under the terms of program agreements, could adversely affect our business, financial condition and results of operations.
If actual claims exceed loss and loss adjustment expense reserves for Everspan, or if changes in the estimated level of loss and loss adjustment expense reserves are necessary, including as a result of, among other things, changes in the legal/tort, regulatory and economic environments in which Everspan operates, our financial results could be materially and adversely affected.
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

Ambac Financial Group, Inc.	66	Third Quarter 2024 Form 10-Q

make it more difficult for Everspan to attract new and retain existing program partners, which could have an adverse effect on our business, financial condition and results of operations.
We compete with a large number of companies in the property and casualty insurance industry for underwriting premium.
We compete with a large number of companies in the property and casualty insurance industry for underwriting premium. During periods of intense competition for premium, in particular, our Specialty Property and Casualty Insurance and Insurance Distribution businesses may be challenged to maintain competitiveness with other companies that may seek to write policies without the same regard for risk and profitability targeted by our Specialty Property and Casualty Insurance and Insurance Distribution businesses. During these times, it may be difficult for Everspan or our MGA/Us to grow or maintain premium volume without the unattractive options of lowering underwriting standards, sacrificing income, or both.
In addition, our Specialty Property and Casualty Insurance and Insurance Distribution businesses face competition from a wide range of specialty insurance companies, underwriting agencies and intermediaries, as well as diversified financial services companies that are significantly larger than our Specialty Property and Casualty Insurance and Insurance Distribution businesses are and that have significantly larger financial, marketing, management and other resources. Some of these competitors also have longer standing and better established market recognition than Ambac's group companies. The greater resources or market presence that these competitors possess may enable them to avoid or defray particular costs, employ greater pricing flexibility, have a higher tolerance for risk or loss, or exploit other advantages that may make it more difficult for us to compete. We may incur increased costs in competing for underwriting revenues in this environment. If we are unable to compete effectively in the markets in which our Specialty Property and Casualty Insurance and Insurance Distribution businesses operate or expand into, our underwriting revenues may decline, as well as overall business results.
Other competitive concerns include the entrance of technology companies into the insurance distribution business and the direct-to-consumer insurance carriers that do not utilize third party agents and brokers as production sources. Additionally, the insurance industry may experience consolidation, and therefore we may experience increased competition from insurance companies and the financial services industry, as a growing number of larger financial institutions increasingly, and aggressively, offer a wider variety of financial services, including insurance distribution services. While we collaborate and compete in these segments on a fee-for-service basis, we cannot be certain that such alternative markets will provide the same level of insurance coverage or profitability as traditional insurance markets.
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
Our Insurance Distribution businesses derive a significant portion of their commission revenues from a limited number of insurance companies and Lloyd's syndicates, the loss of any of which could result in lower commissions or loss of business production.
The commissions of our MGA/Us and insurance broker are derived from insurance policies underwritten on behalf of a limited number of capacity providers, including insurance and reinsurance companies, Lloyd’s syndicates and other capital providers. Should one or more of these capacity providers terminate its arrangements with our Insurance Distribution businesses or otherwise decrease the amount of capacity provided, we may lose significant commission revenues or lose significant business production while seeking other sources of capacity.
A number of our MGA/Us have material relationships with Lloyd’s Syndicates 4242, and to a lesser extent Cadenza Re Limited, which are risk carriers that are serviced by Ambac group entities. A reduction in scale and/or appetite of these carriers whether in response to underwriting performance, regulatory considerations, availability of underwriting capital support, or otherwise may result in a loss of significant commission revenues. Furthermore, these carriers form the cornerstone capacity for some of our MGA/Us new launches and hence a deterioration in their activities will further inhibit new MGA/U launches.
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

Ambac Financial Group, Inc.	67	Third Quarter 2024 Form 10-Q

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
Acquisitions have been an important contributor of growth in the Insurance Distribution business and we believe that additional acquisitions will be important to future growth, building further operational scale and diversifying our sources of revenue. Failure to successfully identify and complete acquisitions likely would result in us achieving slower growth and less operating scale. Moreover, the failure of acquisition targets to achieve anticipated revenue and earnings levels could result in slower than anticipated growth and result in intangible asset or goodwill impairment charges.
Ambac may not be able to realize expected synergies from acquisitions.
Ambac’s assessment of acquisitions often includes an estimate of the value of revenue, expense and operating synergies that may be created from the acquisition. If due to market, economic, technological, cultural, regulatory or other reasons Ambac is not able to fully realize expected synergies or its valuation of such synergies otherwise proves incorrect, we may not realize the full expected value of an acquisition, which in turn may lead to lower than expected profits, material adverse results from operations and/or a weakened financial condition.
Changes in law or in the functioning of the healthcare market could significantly impair our Accident & Health insurance business and therefore negatively impact Ambac’s financial condition and results of operations.
Adoption of a single payer healthcare system or a public health insurance option would likely adversely impact the entire healthcare industry. While our Accident & Health insurance business has historically demonstrated an ability to adjust its products to major changes in the healthcare industry, such business would likely be adversely impacted by such a material change in the U.S. healthcare system particularly if private health insurance is eliminated, materially limited, or is rendered noncompetitive. Material adverse developments to our Accident & Health insurance business would have a negative impact on
Ambac's financial condition and results of operations which could be material.
Our Insurance Distribution businesses and their results of operations and financial condition may be adversely affected by conditions that result in reduced insurance capacity.
Our Insurance Distribution business results of operations depend on the capacity of insurance carriers (including Llyod’s of London), reinsurers and other capital providers to assume risk and provide coverage. Capacity among insurance carriers, reinsurers and other capital providers may diminish because of our performance or due to factors outside our control. For example, capacity could be reduced by insurance companies failing or withdrawing from writing certain coverages that our Insurance Distribution businesses offer to their customers. To the extent that reinsurance becomes less widely available or significantly more expensive, we may not be able to procure the amount or types of coverage that our customers desire and the coverage we are able to procure for our customers may be more expensive or limited.
Variations in commission income that results from the timing of policy renewals and the net effect of new and lost business production may have unexpected effects on our results of operations.
Commission income can vary quarterly or annually due to the timing of policy renewals and the net effect of new and lost business production. We do not solely control the factors that cause these variations. Specifically, customers’ demand for insurance products can influence the timing of renewals, new business and lost business (which includes policies that are not renewed), and cancellations. Quarterly and annual fluctuations in revenues based upon increases and decreases associated with the timing of new business, policy renewals and payments from insurance companies may adversely affect our financial condition, results of operations and cash flows.
Variations in contingent commissions that results from the effects of insurance loss activity on portfolios may result in significant variations in revenues.
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
We and our vendors and contractual counterparties rely on our information technology systems for many enterprise-critical functions and a prolonged failure or interruption of these systems for any reason could cause significant disruption to our operations and have a material adverse effect on our business, financial condition and operating results. Our information technology and application systems, as well as those of our vendors and contractual counterparties, may be vulnerable to threats from computer viruses, natural disasters, unauthorized access, cyber-

Ambac Financial Group, Inc.	68	Third Quarter 2024 Form 10-Q

attack and other similar disruptions. Computer hackers may be able to penetrate our network’s system security, or the network's security system of a vendor or contractual counterparty, and misappropriate or compromise confidential information, create system disruptions or cause shutdowns. The ability of hackers to infiltrate and compromise our and our vendors' and contractual counterparties' information systems or the contents thereof may be enhanced by generative artificial intelligence, which may be more difficult to detect and defend. In addition to our own confidential information, we and our vendors and contractual counterparties sometimes receive and are required to protect confidential information obtained from third parties (including us in the case of a vendor or contractual counterparty) and personally identifiable information of individuals. To the extent any disruption or security breach results in a loss or damage to our data (or the data of a vendor or contractual counterparty on which we rely), or inappropriate disclosure of our confidential information or that of others, or personally identifiable information of individuals, it could cause significant financial losses that are either not, or not fully, insured against, cause damage to our reputation, affect our relationships with third parties, lead to claims against us, result in regulatory action, or otherwise have a material adverse effect on our business or results of operations. In addition, we may be required to incur significant costs to mitigate the damage caused by any security breach, or to protect against future damage. Moreover, although we have incident response, disaster recovery and business continuity plans in place, we may not be able to adequately execute these plans in a timely fashion in the event of a disruption to our information technology and application systems. Additionally, we are an acquisitive organization and the process of integrating the information systems of the businesses we acquire is complex and exposes us to additional risk as we might not adequately identify weaknesses in the targets’ information systems, which could expose us to unexpected liabilities or make our own systems more vulnerable to attack.
The application of innovative and solution-based technology is required to facilitate effective operations and to realize internal efficiencies; however, the investment required in technology may not yield sufficient returns and the implementation of new or modified technology may be a material distraction to management.
Our business performance and growth plans could be negatively affected if we are not able to, among other things, gain internal efficiencies through the application of effective technology across our businesses, integrate operations, and/or innovate product and operational solutions. Conversely, investments in internal systems or innovative product offerings may fail to yield sufficient return to cover their investment. To the extent our investments in technology fail to provide sufficient returns or achieve their stated business objectives, we may experience lower productivity and/or operational effectiveness, which could adversely impact our financial results and prevent us from meeting our strategic objectives.
Our ability to attract and retain qualified executives, senior managers and other employees or the loss of any of these personnel could negatively impact our business.
Our ability to execute on our business strategies depends on the retention and recruitment of qualified executives and other professionals. We rely substantially upon the services of our current executive and senior management teams. In addition to these officers, we rely on key staff with insurance, underwriting, business development, credit, risk management, structured finance, investment, accounting, finance, legal, technology and other technical and specialized skills. The market for qualified executives, senior managers and other employees has become very competitive. As a result of competition for talent we may experience higher employee turnover and finding qualified replacements may be more difficult. The loss of the services of members of our executive and/or senior management teams, our inability to hire and retain other talented personnel and/or the absence of effective management succession plans could delay or prevent us from succeeding in executing our strategies, which could negatively impact our business.
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
We are exposed to foreign exchange risk, which may adversely affect our financial condition and results of operation.
A significant portion of our Insurance Distribution business is operated out of the U.K where our functional currency is the British pound (“GBP”). However, the majority of our revenues are generated in U.S. dollars (“USD”). As a result, movements in the rate of exchange between GBP and USD may materially distort our financial results and cause losses that are not attributable to the underlying business. We frequently hedge this foreign exchange risk through forward contracts; however, these hedges may not completely negate the adverse impact of foreign exchange movements.
Risks Related to Capital, Liquidity and Credit Markets
AFG and Cirrata have substantial indebtedness, which could adversely affect our financial condition, operational flexibility and our ability to obtain financing in the future
Cirrata financed its acquisition of Beat in part through the issuance of $150 million of new indebtedness, which is guaranteed by AFG (the “Credit Facility”). The debt incurred under the Credit Facility matures on July 31, 2025. The obligations of AFG and its subsidiaries under the Credit Facility are secured on a first-priority basis by (i) a pledge by AFG of all of the capital stock of Everspan Holdings, LLC and (ii) a pledge of all of the capital stock of Beat held by Cirrata and its subsidiaries.
The Company intends to pay off the Credit Facility with the proceeds of the Sale (as defined below in "Risks Related to the Legacy Financial Guaranty Business"). In the event that the Sale did not occur,due to factors described elsewhere in these Risk Factors or for any other reason, the Company would need to seek to refinance the Credit Facility through the public or private credit markets. Alternatively the Company would seek to raise

Ambac Financial Group, Inc.	69	Third Quarter 2024 Form 10-Q

additional capital or restructure the debt. There is no guaranty that the Company could refinance or restructure the Credit Facility or raise additional capital at commercially reasonable terms or at all. In addition, if the Company were able to refinance or restructure the Credit Facility or raise additional capital it may incur a higher rate of interest or suffer more restrictive covenants, which could cause a material adverse impact on the Company’s results of operations and financial condition.
Furthermore, raising additional capital through the issuance of equity would depend on market and economic conditions, dilute the ownership of existing stockholders and potentially diminish the ability of the Company to access the capital markets in the future. Moreover, raising additional capital through the sale of assets would depend on market and economic conditions; the availability of buyers; the requirements and conditions of local law, including regulatory restrictions; and other factors that may result in the Company or a party enforcing rights against the Company to be unable to receive proceeds sufficient to discharge the Company’s obligations. Because of these and other factors beyond our control, the Company may be unable to pay or discharge the principal or interest on the indebtedness incurred under the Credit Facility on economic terms or at all, which would materially impair the value of the Company.
The Credit Facility includes covenants that restrict our ability to manage capital resources by limiting, among other actions, the issuance of additional debt or capital stock; the creation of liens; the disposition of assets; engaging in transactions with affiliates; making restricted payments, including dividends and the purchase or redemption of capital stock; and making acquisitions and other investments. The Credit Facility also requires the prepayment of the borrowings thereunder with proceeds of certain debt or equity issuances and certain asset sales, including the Sale. These requirements will impact our financial and operational flexibility while the Credit Facility remains in place.
The Company’s substantial indebtedness could have other significant consequences for our financial condition and operational flexibility. For example, it could:
•increase our vulnerability to general adverse economic, competitive and industry conditions;
•limit our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes on satisfactory terms or at all;
•require the Company to dedicate a substantial portion of its cash flow from operations to the payment of interest on its indebtedness, thereby reducing the funds available for operations and to fund the execution of key strategies;
•limit or restrict the Company from making strategic acquisitions or cause us to make non-strategic divestitures;
•limit the Company's ability, or increase the costs, to refinance its indebtedness or repay indebtedness due to ongoing interest payment obligations; and
•limit our ability to attract and retain key employees.
While restrictive covenants in the Credit Facility may limit the amount of additional indebtedness the Company may incur, we may obtain waivers of those restrictions and incur additional indebtedness in the future. In addition, if the Company incurred indebtedness, its ability to make scheduled payments on, or refinance, any such indebtedness may depend on the ability of our subsidiaries to make distributions or pay dividends, which in turn will depend on their future operating performance and contractual, legal and regulatory restrictions on the payment of distributions or dividends to which they may be subject. There can be no assurance that any such dividends or distributions would be made. This could further exacerbate the risks associated with the Company’s substantial leverage.
Our P&C businesses rely on a limited number of retail and wholesale brokers to generate revenue and the loss of one or more of these key partners could adversely impact our results of operations and growth objectives.
Our relationship with retail and wholesale brokers and other trading partners (collectively, “Brokers”) are nonexclusive and may be discontinued at any time by either party. In addition, any of these parties may change the terms of our relationship which would cause our commission expense to increase.
The loss of a Broker could reduce the number of submissions we receive which could result in reduced commission revenue. Our business could also be harmed if we fail to develop relationships with new Brokers or other sources of business.
A reduction in the number of Brokers, whether as a result of the termination of relationships, consolidation or otherwise, may leave us more vulnerable to adverse changes in our relationships with other Brokers, particularly in geographies or lines of business where we offer insurance products through a relatively small number of Brokers.
Revenues and cash flow will be adversely impacted by a decline in realization of installment premiums.
A significant percentage of LFG premium revenue is attributable to installment premiums. The amount of installment premiums collected is declining along with the insured portfolio. The amount of installment premiums actually realized could be further reduced due to factors such as early termination of insurance contracts, new reinsurance transactions, accelerated prepayments of underlying obligations or insufficiency of cash flows (by the premium paying entity). The reduction in installment premiums will result in lower LFG revenues and cash flow in the future.
We may have future capital needs and may not be able to obtain third-party financing or raise additional third-party capital on acceptable terms, or at all.
An inability to obtain third-party debt financing or raise additional third-party capital, when required by us or when business conditions warrant, could have a material adverse effect on our business, financial condition and results of operations, and could adversely impact our ability to achieve our strategic objectives. Our financial condition, the Risk Factors described elsewhere herein, as well as other factors, may constrain our financing abilities. Our ability to secure third-party financing will depend upon our future operating performance, regulatory conditions, the availability of credit generally, economic conditions and financial, business and other factors, many of which are beyond our control. The market conditions and the

Ambac Financial Group, Inc.	70	Third Quarter 2024 Form 10-Q

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
Increases in prevailing interest rate levels can adversely affect the value of our investment portfolio and, therefore, our financial strength. In the event that investments must be sold in order to pay claims, to pay debt obligations, to meet collateral posting requirements or to meet other liquidity needs, such investments would likely be sold at discounted prices. Additionally, increasing interest rates would have an adverse impact on the legacy financial guarantee insured portfolio. For example, increasing interest rates could result in higher claim payments in respect of defaulted obligations that bear floating rates of interest. Higher interest rates can also lead to increased credit stress on consumer asset-backed transactions (as the securitized assets supporting a portion of these exposures are floating rate consumer obligations), slower prepayment speeds and resulting “extension risk” relative to such consumer asset-backed transactions in the LFG insured and investment portfolios, and decreased refinancing activity.
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
Our investment portfolios may also be adversely affected by credit rating downgrades, ABS and RMBS prepayment speeds, foreign exchange movements, spread volatility, and credit losses.
Our risk to changes in interest rates and market conditions could be magnified in the event that the US or UK were to enter into an economic recession. While interest rates may decline during a recession, credit and liquidity risks would be expected to increase which may cause us to experience losses in our investment portfolios and/or insured portfolios. These losses may have a material adverse affect on our results of operations and financial condition, particularly if any economic rescission were prolonged.
Risks Related to the Legacy Financial Guaranty Business
The sale of the common stock of Ambac Assurance Corporation is subject to various closing conditions, and may not be completed as anticipated, or at all.
The closing of the sale of all of the issued and outstanding shares of common stock of Ambac Assurance Corporation, a Wisconsin stock insurance company and wholly-owned subsidiary of AFG (“AAC”), for aggregate consideration of $420 million in cash, subject to certain adjustments (the "Sale"), is conditioned on, among other things, the receipt of specified regulatory approvals.
In addition, the purchase agreement relating to the Sale (the "Purchase Agreement") provides for certain termination rights. Buyer and AFG may terminate the Purchase Agreement by mutual written agreement at any time prior to the closing date. In addition, either Buyer or AFG may terminate the Purchase Agreement at any time prior to the closing by giving written notice to the other party if
•the closing has not been consummated on or before April 4, 2025 (the "End Date"); provided, however, that if the closing has not occurred solely due to the failure to obtain applicable governmental and regulatory approvals from the authorities including, but not limited to, the OCI, the End Date will be automatically extended for an additional ninety (90) days and the parties agree to continue to use their respective reasonable best efforts to satisfy such conditions to closing; provided, further, that the right to terminate the Purchase Agreement for the foregoing is not available to any party whose breach of any provision of the Purchase Agreement results in the failure of the closing to be consummated; or
•(i) applicable law makes the consummation of the closing illegal or otherwise prohibited or (ii) any judgment, injunction, order or decree of any governmental authority enjoins Buyer and AFG from consummating the closing.
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
The total proceeds realized from the Sale are contingent upon satisfaction of various closing conditions. There can be no assurance that the conditions will be satisfied. Any delay in satisfying the closing conditions may increase the risk that the Sale will be terminated, or reduce the benefits we expect to achieve.
The Sale and the other transactions contemplated by the Purchase Agreement, whether or not completed, may adversely affect the retained business.
Transactions such as the Sale are often subject to lawsuits by stockholders. It is possible that certain common stockholders or other stakeholders will commence or seek to commence litigation

Ambac Financial Group, Inc.	71	Third Quarter 2024 Form 10-Q

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
The completion of the Sale and the other transactions contemplated by the Purchase Agreement is subject to the satisfaction or waiver of various conditions, which may not be satisfied in a timely manner or at all.
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
Additionally, we intend to use the proceeds of the Sale to repay all or a portion of the debt used to fund the acquisition of 60% of the share capital of Beat Capital Partners Limited. If we do not consummate the Sale then we will need to repay or refinance such debt with other sources of funds, which may not be available on favorable terms or at all. An inability to repay the debt used to fund the acquisition of Beat from proceeds of the Sale or other sources, or an inability to refinance such debt on favorable terms or at all, may materially negatively affect our business and results of operations.
In the absence of a full or partial sale of the LFG business, the Company plans to continue to actively run-off the LFG business. In that event, there could be no assurance that AFG would be able to realize residual value through receiving dividends from the continued run-off of AAC. In the absence of a sale, AFG's ability to realize residual value from AAC would depend upon, amongst other considerations, AAC's ability to satisfy all of its obligations that are senior to AFG's equity interests, including obligations to policyholders, surplus note holders and preferred stock holders. AAC's ability to satisfy all of its obligations that are senior to AFG's equity depends on a number of considerations, including its ability to recover losses previously paid; avoid material losses from litigation; mitigate losses from its insured portfolio, which is subject to significant risks and uncertainties, including as a result of varying potential perceptions of the value of AAC’s guarantees and securities; realize material value from its investment in Ambac UK; and repay and/or restructure its indebtedness in a timely manner such that accruing interest costs are manageable. Increased loss development in the LFG insured portfolio, or significant losses from litigation or other events or circumstances could prompt OCI to determine that it is in the best interests of policyholders to initiate rehabilitation proceedings with respect to AAC or to issue supervisory orders that impose restrictions on AAC, either preemptively or in response to any such event or circumstance. If OCI were to decide to initiate rehabilitation proceedings with respect to AAC, adverse consequences could result, including, without limitation and absent enforceable protective injunctive relief, the assertion of damages by counterparties, the acceleration of losses based on early termination triggers, and the loss of control rights in insured transactions. Any such consequences could reduce or eliminate any residual value of AAC for AFG. Additionally, the rehabilitator would assume control of all of AAC’s assets and management of AAC. In exercising control, the rehabilitator would act solely for the benefit of policyholders, which could result in material adverse consequences for our security holders. Similar risks would arise if Ambac UK were to become subject to a proceeding to protect the interests of its policyholders, in which case AAC's ability to realize value from Ambac UK (and consequently AFG's ability to realize value from AAC) would diminish. If OCI were to issue supervisory orders imposing restrictions on AAC, AAC's ability to satisfy its obligations to policyholders or creditors, or its ability to deliver value to AFG, could be significantly constrained. Due to the foregoing considerations, the risk factors appearing below, and applicable legal and contractual restrictions described elsewhere herein and in our Annual Report on Form 10-K, substantial uncertainty remains as to AAC's ability to pay dividends to AFG and the timing of any such dividends.
The Purchase Agreement contains provisions that limit our ability to pursue alternatives to the Sale.
The Purchase Agreement contains provisions that make it more difficult for us to sell AAC to any party other than Buyer. These

Ambac Financial Group, Inc.	72	Third Quarter 2024 Form 10-Q

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
If the sale is not approved by AAC’s and Ambac UK’s regulators or if we fail to complete the Sale for any other reason, there may not be any other offer from a potential acquiror that the AFG Board determines to be attractive.
If we fail to complete the Sale, the Board of Directors of AFG, in discharging its fiduciary obligations to our stockholders, may evaluate other strategic alternatives including, but not limited to, continuing to operate AAC and the Legacy Financial Guarantee Insurance business for the foreseeable future or an alternative transaction relating to AAC or Ambac. An alternative transaction, if available, may yield lower consideration or value than the proposed Sale, be on less favorable terms and conditions than those contained in the Purchase Agreement and involve significant delay. Any future sale of substantially all of Ambac’s property and assets within the meaning of Section 271 of the Delaware General Corporation Law and related case law or other similar transaction may be subject to stockholder approval, and there is no guarantee that Ambac would be able to obtain such stockholder approval in favor of any such sale or other transaction. If the Legacy Financial Guarantee Insurance business is not sold, there can be no assurance that we will realize value at least equivalent to the proceeds of the Sale from the operation of the Legacy Financial Guarantee Insurance business over time, or any value; nor can we predict the timeline for realizing value, if any, from the Legacy Financial Guarantee Insurance business in the absence of the Sale.
AAC and Ambac UK are subject to credit and other risks in their insured portfolios; we are also subject to risks associated with adverse selection as our insured LFG portfolios run off.
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

Ambac Financial Group, Inc.	73	Third Quarter 2024 Form 10-Q

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
We use analytical models and tools to help project performance of our insured LFG obligations and our investment portfolio, but actual results could differ materially from model and tool outputs and related analyses.
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
Ambac UK is required to meet certain minimum capital requirements under applicable regulatory capital rules ("Solvency II"). Ambac UK exceeded the required capital thresholds as of December 31, 2023.
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

Ambac Financial Group, Inc.	74	Third Quarter 2024 Form 10-Q

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
AAC and Ambac UK allocate a portion of their investment portfolios in below investment grade securities; equities and alternative assets, such as hedge funds. Investments in below investment grade securities, equities and alternative assets could

Ambac Financial Group, Inc.	75	Third Quarter 2024 Form 10-Q

expose AAC and/or Ambac UK to greater earnings volatility, increased losses and decreased liquidity in the investment portfolio.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a)    Unregistered Sales of Equity Securities — No matters require disclosure.
(b)    Purchases of Equity Securities By the Issuer and Affiliated Purchasers
When restricted stock unit awards issued by Ambac vest or settle, they become taxable compensation to employees. Shares may be withheld to cover the employee's portion of withholding taxes. In the third quarter of 2024, Ambac purchased shares from employees that settled restricted stock units to meet employee tax withholdings.

	Jul-2024	Aug-2024	Sep-2024	Third Quarter 2024
Total Shares Purchased (1)	—	—	863	863
Average Price Paid Per Share	$—	$—	$10.83	$10.83
Total Number of Shares Purchased as Part of Publicly Announced Plan	—	—	—	—
Maximum Dollar Value That may Yet be Purchased Under the Plan	$—	$—	$—	$—
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

On November 12, 2024, Ambac’s Board of Directors authorized a share repurchase program, under which Ambac may opportunistically repurchase up to $50 million of the Company’s common shares at management’s discretion over the period ending on December 31, 2026. The Company previously announced that it would initiate a share repurchase program in the first three months following the closing of the sale of Ambac Assurance Corporation. The Board of Directors has now authorized an earlier commencement of the program based on market conditions and other factors. The Company intends to repurchase no more than $15 million of the Company’s common shares prior to the completion of the sale of Ambac Assurance Corporation, due to contractual restrictions in the Company's credit agreement entered into in connection with the financing of the Beat acquisition. Under the share repurchase program, shares may be repurchased from time to time in the open market or through negotiated transactions at prevailing market rates, or by other means in accordance with federal securities laws. There is no guarantee as to the exact number or value of shares that will be repurchased by the Company, and the Company may discontinue repurchases at any time that management determines additional repurchases are not warranted. The timing and amount of share repurchases under the share repurchase program will depend on several factors, including the Company's stock price performance, ongoing capital planning considerations, general market conditions, the likelihood of repurchases causing one or more stockholders to hold 5% or more of the Company’s common stock, and applicable legal requirements.

Ambac Financial Group, Inc.	76	Third Quarter 2024 Form 10-Q

Item 6.    Exhibits

Exhibit Number	Description
Other exhibits, filed or furnished, as indicated:
2.1
Stock Purchase Agreement, by and between Ambac Financial Group, Inc. and American Acorn Corporation, dated as of June 4, 2024 (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K of Ambac Financial Group, Inc. filed on June 5, 2024).

10.1
Shareholders’ Agreement by and among Ambac Financial Group, Inc., Cirrata V LLC, Beat Capital Partners Limited and the sellers set forth therein, dated as of August 1, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Ambac Financial Group, Inc. filed on August 2, 2024).

10.2
Credit Agreement, by and between Ambac Financial Group, Cirrata V LLC, Cirrata Group, LLC, Cirrata V UK Ltd and UBS AG, dated as of August 1, 2024 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Ambac Financial Group, Inc. filed on August 2, 2024).

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

AMBAC FINANCIAL GROUP, INC.

Dated:	November 12, 2024	By:	/s/ DAVID TRICK
		Name:	David Trick
		Title:	Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

Ambac Financial Group, Inc.	77	Third Quarter 2024 Form 10-Q