Form 10-K
period 2024-12-31
AMBAC FINANCIAL GROUP INC
filed 2025-03-06
CIK 874501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024

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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant as of the close of business on June 28, 2024 was $551,243,693. As of March 4, 2025, there were 46,242,182 shares of Common Stock, par value $0.01 per share, were outstanding.
Documents Incorporated By Reference
Portions of the Registrant’s Proxy Statement related to its annual meeting of stockholders are incorporated by reference in this Form 10-K in response to Part III Items 10, 11, 12, 13, and 14.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995					1

Item Number		Page	Item Number		Page
PART I			PART II (CONTINUED)
1	Business	2		Balance Sheet	40
	Introduction	2		Accounting Standards	43
	Description of the Business	2		U.S. Insurance Basis Financial Results	43
	Enterprise Risk Management	7		Non-GAAP Financial Measures	43
	Available Information	8	7A	Quantitative and Qualitative Disclosures about Market Risk	46
	Insurance Regulatory Matters and Other Restrictions	8	8	Financial Statements and Supplementary Data	48
	Investments and Investment Policy	9	9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	98
	Employees	10	9A	Controls and Procedures	98
1A	Risk Factors	10	9B	Other Information	98
1B	Unresolved Staff Comments	25	PART III
1C	Cybersecurity	25	10	Directors, Executive Officers and Corporate Governance	99
2	Properties	26	11	Executive Compensation	99
3	Legal Proceedings	26	12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	99
4	Mine Safety Disclosures	26	13	Certain Relationships and Related Transactions, and Director Independence	99
PART II			14	Principal Accountant Fees and Services	99
5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	27	PART IV
6	Reserved	28	15	Exhibits, Financial Statement Schedules	99
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28		Schedule I—Summary of Investment	104
	Overview	29		Schedule II—Condensed Financial Information of Registrant (Parent Company Only)	105
	Critical Accounting Policies and Estimates	30		Schedule III—Supplementary Insurance Information	110
	Results of Operations	34	16	Form 10-K Summary	110
	Liquidity and Capital Resources	39	SIGNATURES		111

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
In this Annual Report, we have included statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “project,” “plan,” “believe,” “anticipate,” “intend,” “planned,” “potential” and similar expressions, or future or conditional verbs such as “will,” “should,” “would,” “could,” and “may,” or the negative of those expressions or verbs, identify forward-looking statements. We caution readers that these statements are not guarantees of future performance. Forward-looking statements are not historical facts, but instead represent only our beliefs regarding future events, which may by their nature be inherently uncertain and some of which may be outside our control. These statements may relate to plans and objectives with respect to the future, among other things which may change. We are alerting you to the possibility that our actual results may differ, possibly materially, from the expected objectives or anticipated results that may be suggested, expressed or implied by these forward-looking statements. Important factors that could cause our results to differ, possibly materially, from those indicated in the forward-looking statements include, among others, those discussed under “Risk Factors” in Part I, Item 1A in this Annual Report on Form 10-K.
Any or all of management’s forward-looking statements here or in other publications may turn out to be incorrect and are based on management’s current belief or opinions. Ambac Financial Group’s (“AFG”) and its subsidiaries’ (collectively, “Ambac” or the “Company”) actual results may vary materially, and there are no guarantees about the performance of Ambac’s securities. Among events, risks, uncertainties or factors that could cause actual results to differ materially are: (1) the high degree of volatility in the price of AFG’s common stock; (2) failure to consummate the proposed sale of all of the common stock of Ambac Assurance Corporation (“AAC”) and the transactions contemplated by the related stock purchase agreement (the “Sale Transactions”) in a timely manner or at all; (3) disruptions from the proposed Sale Transactions, including from litigation, that may harm Ambac’s business, including current plans and operations; (4) potential adverse reactions or changes to business relationships resulting from the announcement or completion of the proposed Sale Transactions; (5) uncertainty concerning the Company’s ability to achieve value for holders of its securities from the specialty property and casualty insurance business, the insurance distribution business, or related businesses; (6) inadequacy of reserves established for losses and loss expenses and the possibility that changes in loss reserves may result in further volatility of earnings or financial results; (7) risks historically reported by the Company with respect to the legacy financial guarantee business, which may continue to affect the Company if the Sale Transactions are not consummated; (8) credit risk throughout Ambac’s business, including but not limited to exposures to reinsurers and insurance distribution partners; (9) the Company’s inability to generate the significant amount of cash needed to service its debt and financial obligations, and its inability to refinance its indebtedness; (10) the Company’s substantial indebtedness could adversely affect the Company’s financial condition and operating flexibility; (11) the Company may not be able to obtain financing, refinance its outstanding indebtedness, or raise capital on acceptable terms or at all due to its substantial indebtedness and financial condition; (12) greater than expected underwriting losses in the Company’s specialty property and casualty insurance business; (13) failure of specialty insurance program partners to properly market, underwrite or administer policies; (14) inability to obtain reinsurance coverage or charge rates for insurance on expected terms; (15) loss of key relationships for production of business in specialty property and casualty and insurance distribution businesses or the inability to secure such additional relationships to produce expected results; (16) the impact of catastrophic public health, environmental or natural events, or global or regional conflicts; (17) the risk that the Company’s risk management policies and practices do not anticipate certain risks and/or the magnitude of potential for loss; (18) restrictive covenants in agreements and instruments that impair Ambac’s ability to pursue or achieve its business strategies; (19) disagreements or disputes with the Company’s insurance regulators; (20) failure of a financial institution in which we maintain cash and investment accounts; (21) adverse impacts from changes in prevailing interest rates; (22) events or circumstances that result in the impairment of our intangible assets and/or goodwill that was recorded in connection with Ambac’s acquisitions; (23) the risk of litigation, regulatory inquiries, investigations, claims or proceedings, and the risk of adverse outcomes in connection therewith; (24) the Company’s ability to adapt to the rapid pace of regulatory change; (25) actions of stakeholders whose interests are not aligned with broader interests of Ambac's stockholders; (26) system security risks, data protection breaches and cyber attacks; (27) failures in services or products provided by third parties; (28) political developments that disrupt the economies where the Company has insured exposures or the markets in which our insurance programs operate; (29) our inability to attract and retain qualified executives, senior managers and other employees, or the loss of such personnel; (30) fluctuations in foreign currency exchange rates; (31) failure to realize our business expansion plans, including failure to effectively onboard new program partners, or failure of such plans to create value; (32) greater competition for our specialty property and casualty insurance business and/or our insurance distribution business; (33) loss or lowering of the AM Best rating for our property and casualty insurance company subsidiaries; (34) disintermediation within the insurance industry or greater competition from technology-based insurance solutions or non-traditional insurance markets; (35) adverse effects of market cycles in the property and casualty insurance industry; (36) variations in commission income resulting from timing of policy renewals and the net effect of new and lost business production; (37) variations in contingent commissions resulting from the effects insurance losses; (38) reliance on a limited number of counterparties to produce revenue in our specialty property and casualty insurance and insurance distribution businesses; (39) changes in law or in the functioning of the healthcare market that impair the business model of our accident and health managing general underwriter; (40) difficulties in identifying appropriate acquisition or investment targets, properly evaluating the business and prospects of acquired businesses, businesses in which we invest, or targets, integrating acquired businesses into our business or failures to realize expected synergies from acquisitions or new business investments; (41) failure to realize expected benefits from investments in technology; (42) harmful acts and omissions of our business counterparts; and (43) other risks and uncertainties that have not been identified at this time.

Ambac Financial Group, Inc.	1	2024 Form 10-K

Table of Contents,

PART I
Item 1.    Business
INTRODUCTION
Ambac Financial Group, Inc. ("AFG"), headquartered in New York City, is a financial services holding company incorporated in the State of Delaware on April 29, 1991. References to “Ambac,” the “Company,” “we,” “our,” and “us” are to AFG and its subsidiaries, as the context requires. Ambac operates two principal businesses:
•Insurance Distribution — Ambac's specialty property and casualty ("P&C") insurance distribution business includes Managing General Agents, Underwriters and other appointed and delegated underwriting businesses (collectively "MGAs" or "MGA/Us"), an insurance broker, and other distribution and underwriting businesses. Insurance Distribution includes Beat Capital Partners Limited, which was acquired on July 31, 2024. At December 31, 2024, Ambac's insurance distribution platform operates in the following lines of business: accident & health, specialty auto, other professional, marine & energy, niche specialty risks, property, reinsurance, professional director's & officers ("D&O") and other specialty lines.
•Specialty Property & Casualty Insurance — Ambac's Specialty Property & Casualty Insurance program business currently includes five carriers (collectively, “Everspan”). Everspan carriers have an A.M. Best rating of 'A-' (Excellent) which was affirmed on June 13, 2024.
The Company reports these two business operations as segments; see Note 3. Segment Information for further information.
Ambac has entered into an agreement to sell Ambac Assurance Corporation ("AAC") and its wholly owned subsidiaries, including Ambac Assurance UK Limited (“Ambac UK”) and Ambac Financial Services LLC ("AFS"), pursuant to the stock purchase agreement, dated June 4, 2024 (the "Purchase Agreement"), with American Acorn Corporation ("Buyer"), a Delaware corporation owned by funds managed by Oaktree Capital Management, L.P. (the "AAC Sale"). The assets and liabilities of AAC and its subsidiaries (collectively "the Discontinued Operation") that will be transferred in the sale are classified as held-for-sale, and their results presented as discontinued operations. The carrying value of held-for-sale assets and liabilities, and consequently the expected loss on disposal, are subject to variability through the closing date of the AAC Sale. Material changes to the carrying value of held-for-sale assets and liabilities could arise from changes in estimates of financial guarantee losses and loss adjustment expense reserves, including subrogation recoverable, as well as from changes in the valuation of invested assets and other financial instruments carried at fair value and other operating results of AAC and its subsidiaries. Refer to Note 5. Discontinued Operation to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further information about the sale of AAC. Unless otherwise noted, information in Item 1 of this Annual Report on Form 10-K relates solely to the continuing operations of Ambac and does not include information related to the discontinued operations and held-for-sale assets and liabilities of AAC. For additional information about AAC's business, risk management and insurance regulatory matters, refer to Ambac's Annual Report on Form 10-K for the year ended December 31, 2023.
AFG, on a standalone basis, had $119 million in net assets (excluding its investment in subsidiaries) and net operating loss carry-forwards of $3.6 billion ($2.0 billion of which is allocated to AAC and will transfer with AAC in connection with its sale) at December 31, 2024.  See Schedule II for more information on the holding company.
Strategies to Enhance Shareholder Value
The Company's primary goal is to maximize long-term shareholder value through the execution of targeted strategies for its Insurance Distribution and Specialty Property and Casualty Insurance businesses. Insurance Distribution and Specialty Property and Casualty Insurance strategic priorities include:
•Expanding our Insurance Distribution business based on deep domain knowledge in specialty and niche classes of risk which generate attractive margins at scale. This will be achieved through acquisitions, strategic investments, establishing new businesses “de-novo,” and organic growth and diversification supported by a centralized technology led shared services offering
•Growing our Specialty Property and Casualty Insurance business to generate underwriting profits from a diversified portfolio of commercial and personal liability risks accessed primarily through program administrators.

DESCRIPTION OF THE BUSINESS
P&C Industry Overview
We operate within the $968 billion U.S. P&C insurance market with a particular focus on the commercial MGA/U program market both on an Admitted and Excess & Surplus Lines ("E&S") basis.
Admitted and E&S Insurance
Insurance carriers sell commercial P&C products in the United States through one of two markets: the Admitted market and the E&S market.
The Admitted insurance market, which has highly regulated rates and policy forms, is more consistent in price and coverage. In the E&S market, there is increased flexibility in pricing, terms and conditions in response to evolving market dynamics, and E&S carriers can tailor insurance products to facilitate coverage that would not otherwise be attainable. This flexibility lends itself to providing solutions for unique risks, which has driven meaningful growth within the E&S market over the last decade, exceeding the growth rate of the Admitted market.
According to data from AM Best, the E&S market generated over $115 billion of direct written premium in 2023 an increase

Ambac Financial Group, Inc.	2	2024 Form 10-K

Table of Contents,
of 17.4% over the prior year and and represents nearly 12% of the industry direct premium volume. The E&S market is more heavily focused in commercial lines and accounted for over 23% of total commercial direct written premium for the first time in 2023. Over the last five years the E&S market has more than doubled from $56 billion to over $115 billion in 2023, a 15.5% compound annual growth rate compared to 7.4% for the overall P&C industry.
Everspan presently has four admitted carriers, which are wholly-owned at December 31, 2024: Everspan Insurance Company; Greenwood Insurance Company; Consolidated Specialty Insurance Company and Providence Washington Insurance Company. Everspan Indemnity Insurance Company ("Everspan Indemnity"), an E&S carrier, which is eligible to write business in all U.S. states and territories, is also part of Everspan.
MGA/U Program Market
It is estimated by Conning, Inc. ("Conning") that U.S. MGA/Us generated over $100 billion of premium in 2023. We believe there are significant advantages to the MGA/U business model when it comes to capturing the opportunity in the E&S market and propelling profitable growth. MGA/Us are specialized types of insurance agents or brokers that are vested with underwriting authority from an insurer, administering programs and negotiating contracts on their behalf. This is a particularly useful vehicle for P&C insurers as MGA/Us tend to participate in the E&S market where specialized expertise is needed to underwrite policies. Additionally, MGA/Us are cost effective means for an insurer or reinsurer to access or grow a particular class of business they find attractive given the MGA/U already possesses product expertise and distribution capabilities.
According to data from Conning, the MGA/U sector is one of fastest growing segments of the U.S. P&C insurance market with 2023 direct premium written of $82 billion, an increase of 14% over the prior year, and loss ratios consistently lower than the P&C sector overall. In 2023, Conning identified over 800 MGAs in the U.S. market with nearly 350 additional MGAs not counted in that group as their premium production falls below the 5% statutory filing threshold. We believe the growth in the MGA/U and program space is likely to continue as the industry continues its move towards increased specialization.
Specialty Property and Casualty Insurance
Everspan’s strategy is to generate sustainable and profitable long-term specialty property and casualty program business with a focus on diverse classes of commercial and personal liability risks across an expanding roster of MGA/U partners.
As a specialty property and casualty program group, Everspan may retain a percentage of the business it underwrites. Everspan's management team has significant years of experience in the program insurance and reinsurance sectors and has long-standing and broad relationships with MGA/Us, reinsurers, brokers, producers and third-party claims administrators ("TPAs"). Everspan sources business through program administrators and managing general agents, reinsurers, brokers, producers and others. Subject to Everspan's operational oversight, Everspan engages these third parties to market and administer policies and handle claims within defined authorities on Everspan's behalf.
Everspan is focused on generating strong underwriting results and stable fee income as part of its specialty program business model.
For the year ended December 31, 2024, Everspan generated $382,771 thousand of gross written premium, of which Everspan retained approximately 23.2%, including assumed written premiums. Everspan retained approximately 12.0% of its direct written premiums, with the balance primarily ceded to quota share reinsurers.
Everspan may retain up to 30% of risk on each direct program and will reinsure the remainder to reinsurers and other providers of risk capital. These reinsurers may be domestic and foreign reinsurers and institutional risk investors (capacity providers).
While underwriting direct business produced by MGA/Us is Everspan's primary means of distribution, Everspan also1 selectively assumes reinsurance to further its goal of writing a diversified book of specialty P&C business while managing its exposure limits. For example, the Company would evaluate, and may write certain lines, including those with catastrophe risk or Workers’ Compensation on an assumed basis. Everspan may participate as a reinsurer on up to 30% of a program, which is in line with its strategy to retain up to 30% of risk per program. Participation as a reinsurer will affect the retention ratio as Everspan's portion of assumed premiums is reflected fully in both Gross and Net Written Premiums.
The following table sets forth gross written premiums (direct and assumed) by line of business for the years ended December 31, 2024 and 2023:

($ in thousands) Year Ended December 31,	2024	2023
Excess liability	$95,827	$40,549
Commercial auto liability	78,238	121,946
General liability	77,767	27,143
Surety	34,794	26,267
Workers Compensation	28,294	19,512
Non-standard personal auto	20,186	20,080
Commercial auto physical damage	1,480	12,057
Other	46,185	5,733
Gross written premiums	$382,771	$273,287
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

Ambac Financial Group, Inc.	3	2024 Form 10-K

Table of Contents,
Everspan mitigates this credit risk by selecting well capitalized, highly rated, authorized capacity providers, or requiring that the capacity provider post collateral, typically in the form of letters of credit issued by or trust accounts in the custody of NAIC-qualified financial institutions, to secure the reinsured risks.
The following graph shows our reinsurance carriers' AM Best rating based on share of ceded premium for the year ended December 31, 2024:
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
•Underwriting Focused Strategy — Everspan is driven by underwriting performance, which is achieved via evaluation and monitoring of MGA/U partners from our in-house pricing actuaries, claims executives, and program managers. This underwriting focus also aides in achieving and maintaining support from reinsurance partners.
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
Competition:
Everspan faces competition from program business market participants such as Accelerant, Clear Blue, Core Specialty, Fortegra, Obsidian, Sutton National, State National, Transverse, and Trisura. Most of these entities have both admitted and E&S carriers. Competition may take the form of lower program fees, broader coverages, greater product flexibility, higher coverage limits, greater customer service or higher financial strength ratings by independent rating agencies. Few barriers exist to prevent existing insurers from entering target markets within the property and casualty industry. Market conditions and capital capacity influence the degree of competition at any point in time. A number of competitors to Everspan have announced or are rumored to be exploring plans for strategic alternatives. Exploring strategic alternatives may be triggered by the objectives of owners (like private equity funds), weak financial performance, capital and capacity shortfalls or valuation considerations, amongst a number of other reasons. The impact of consolidation amongst program market carriers on Everspan is hard to predict and may have adverse or favorable consequences.
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
Business Acquisition and Program Partner Selection:
With our focus on generating long-term underwriting profitability, we are selective in adding new program partners. We look for program partners that share our vision of underwriting performance and return expectations and consequently are selective about with whom we partner. As of December 31, 2024, we have 27 programs with 24 MGA/Us. In

Ambac Financial Group, Inc.	4	2024 Form 10-K

Table of Contents,
2024 approximately 190 submissions were evaluated and we agreed to contract 8 new programs including seven new MGA/Us and one MGA/U with an existing relationship, while renewing or extending eighteen programs with seventeen incumbent MGA/Us. Included in 2024 renewed programs is one executed via assumed reinsurance. At times is will be necessary to exit or discontinue certain programs when then risk profile or performance no longer meet our underwriting expectations or tolerances.
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
For each new opportunity that Everspan chooses to evaluate, an initial evaluation of the MGA/U is conducted, including an assessment of its underwriting approach, philosophy, size, quality of management, past performance, future performance targets and, above all, compatibility with Everspan’s operating model, risk appetite, and existing book of business. Everspan conducts substantial due diligence on all program partners led by the Underwriting Risk Committee, which is chaired by Everspan’s Chief Underwriting Officer. As part of the diligence process, Everspan works closely with potential MGA/Us to design program underwriting guidelines, ongoing reporting and auditing requirements. Everspan also typically requires the producing partner to retain underwriting risk or otherwise align incentives with program underwriting performance.
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
Ongoing Monitoring:
For active programs, Everspan authorizes MGA/Us to underwrite and bind coverages in accordance with approved underwriting guidelines and delegates authority to the TPA for claims adjustment and payment. Everspan monitors each MGA/U and TPA’s adherence to the agreed upon underwriting and claims guidelines. Everspan will conduct periodic reviews of loss experience, rate levels, reserves and the overall financial health of the MGA/U and TPA and hold monthly underwriting meetings with both the MGA/U and TPA. Underwriting and claims data is provided by the MGA/Us and TPAs monthly. Additionally, Everspan conducts underwriting, claims and accounting audits, generally on-site, at least once a year for MGA/U and TPA partners which administer a material amount of Everspan's business. Everspan determines whether it will continue to participate on a program no less than annually, generally at the anniversary date of the program. The renewal process entails an assessment, with Underwriting Risk Committee participation, of the program's operating performance, profitability, and available reinsurance capacity. Everspan maintains the right to terminate relationships with its MGA/Us and TPAs. Reasons to terminate a relationship include an inability to produce targeted underwriting results, writing exposures outside of agreed upon risk tolerances, delinquency in meeting reporting requirements, a change of strategic direction, or failure to meet collateral or other commitments to Everspan.
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
Insurance Distribution
Ambac’s Insurance Distribution business, Cirrata Group ("Cirrata"), has a strategy to build a diversified portfolio of MGA/Us and other insurance distributors covering various P&C products. Ambac plans to grow its existing Insurance Distribution business using several strategies, including (i) organic growth, (ii) acquisitions and/or partnerships, and (iii) hiring experienced underwriting teams to incubate start-up ("de-novo") MGA/Us. Ambac continuously evaluates, and is currently evaluating, opportunities to acquire businesses and assets for its Insurance Distribution business, some of which may be material to our financial condition and operations and/or may involve raising capital to finance the acquisition. Key criteria for acquisitions and underwriting teams include a track record of profitability and a seasoned management team. Insurance underwritten through Ambac's MGA/Us may utilize Everspan as an insurance carrier, but are not required to do so, depending on strategic and operational considerations.

Ambac Financial Group, Inc.	5	2024 Form 10-K

Table of Contents,
The following table sets forth Cirrata's premiums placed by line of business:

($ in thousands) Year ended December 31,	2024	2023
A&H	$122,596	$130,556
Other professional	63,615	12,496
Property	56,402	—
Professional D&O	55,789	—
Specialty Auto	49,838	62,425
Niche Specialty Risks	36,984	—
Reinsurance	30,202	—
Marine & Energy	24,864	19,437
Misc. Specialty	53,082	5,691
Premiums placed	$493,372	$230,605
Cirrata's portfolio at December 31, 2024, includes the following entities:
Xchange Benefits, LLC ("Xchange") — Ambac owns an 80% controlling interest in Xchange. Xchange operates through specialty producers in accident and health ("A&H") sectors across the U.S. which are typically not targeted by large direct writers and to whom Xchange can provide customized offerings. Xchange conducts business through approximately eleven insurance carriers and dozens of agents and other distributors.
Xchange's main products for which it is delegated underwriting authority by insurance carriers include: Employer Stop Loss ("ESL"), Limited Benefit Medical ("LM"), Short-term Medical ("STM"), Travel and Reinsurance ("Xchange Re").
All Trans Risk Solutions, LLC ("All Trans") — Effective November 1, 2022, Ambac acquired an 85% controlling interest in All Trans. All Trans is a full service managing general underwriter with delegated underwriting authority in commercial automobile insurance for specific "for-hire" auto classes; principally private school bus operators. In 2024, All Trans launched a new program primarily focussed on charter buses. All Trans' track record of performance has allowed the company to maintain a consistent panel of insurance carriers and client relationships, several of which go back over 25 years.
Capacity Marine Corporation ("Capacity Marine") — Effective November 1, 2022, Ambac acquired an 80% controlling interest in Capacity Marine. Capacity Marine is a wholesale and retail brokerage and reinsurance intermediary specializing in more sophisticated marine and international risk in expsoures such as ports, terminals, and stevedores.
Riverton Insurance Agency, Corp. ("Riverton") — Effective August 1, 2023, Ambac acquired an 80% controlling interest in Riverton. Riverton offers professional liability insurance programs to licensed architects, engineers, construction managers and real estate professionals. Riverton's retail agency places professional liability for real estate agents with various markets.
Beat Capital Partners Limited ("Beat") — Effective July 31, 2024, Ambac acquired approximately 60% controlling interest in Beat, a London-based insurance underwriting and MGA/U platform. Beat specializes in incubating de-novo MGA/
Us by partnering with leading underwriting teams and providing such teams with funding, infrastructure and risk capital through access to two managed Lloyd's syndicates. Beat's 15 majority-owned MGA/Us (Beat typically owns between 60% and 80% of each MGA/U) offer alternative risk binders, global direct and facultative property, directors and officers, credit, professional errors and omissions, energy, environmental and accident and health.
In addition to existing MGA/Us and acquisitions, de-novo MGA/U formations primarily through Beat, will be a core element of the Insurance Distribution segment's growth strategy.
Cirrata's businesses are compensated for their services primarily by commissions paid by insurance carriers for underwriting, structuring and/or administering polices and, in some cases for managing claims under agency agreements. Commission revenues are usually based on a percentage of the premiums placed. The businesses are also eligible to receive profit sharing contingent commissions on certain programs based on the underwriting results of the policies they write, which may cause some variability in revenue and earnings recognition. Commission revenues experience seasonality during the year which can lead to concentrations of revenues and earning in certain quarters, including the first quarter of each year. Given recent acquisitions and potential de-novo launches, this seasonality may become more muted over time.
Expenses at Cirrata include commissions the businesses pay to their independent agents/producers, compensation for their management and staff, general overhead and intangible asset amortization from acquisitions. Commission expenses are a variable cost as we pay a percentage of premiums written to the agents/producers.
Insurance Distribution generated gross commission revenue and net commission revenue (commissions less commission expenses) during the years ended December 31, 2024 and 2023 as shown below.

($ in thousands) December 31,	2024	2023
Gross commissions	$143,305	$51,282
Net Commissions	51,147	21,816
Commission revenue and expense growth will be driven by the businesses' continued expansion and diversification of its products across regions, products, distribution partners and carriers.
Competitive Strengths:
•Strategic operator — Ambac is a strategic operator with MGA/Us and Programs at the center of our business. This allows for the MGA/U principals the confidence and freedom to focus building their business without distraction of either subsequent ownership change or de-emphasis of the sector.
•Partnership model — Our partnership based model is built around having MGA/U principals maintain ownership or direct economic alignment to the performance of their respective business. We believe this direct economic

Ambac Financial Group, Inc.	6	2024 Form 10-K

Table of Contents,
connection is valuable in attracting both producing top-tier underwriting and attracting top underwriting talent who share an entrepreneurial mindset.
•Aligned & managed capacity — By maintaining direct access to rated and licensed insurance capacity our Insurance Distribution can accelerate the time to launch new MGA/Us.
•Shared services platform — One of the challenges new MGA/Us face while scaling their business is managing the increasing administrative burden. Our Insurance Distribution offers a range of shared services across IT, HR, and Finance which both provide economies of scale for these functions and allow for the principals to focus their efforts on building the franchise.
•Deep specialty domain knowledge — Our Insurance Distribution businesses are anchored by a deep specialty domain knowledge in their respective classes of business. This knowledge is key to generating the underwriting results necessary to maintain long-standing carrier relationships.
•Long standing carrier relationships — Our MGA/Us strive towards long and durable carrier relationships supported by a focus on underwriting profitability. P&C insurance is a cyclical industry with opportunistic players entering and exiting the business. We believe that growing multi-year carrier relationships are evidence of the value created by our MGA/Us, a value which we believe should sustain through routine market cycles.
•Strong distribution relationships — Distribution relationships provide value in several ways. First, carrier and capital partners are looking for both underwriting expertise and distribution access when working with MGA/Us. In addition, the quality of distribution relationships helps in allowing our MGA/Us access to higher quality risks from the wholesale and retail agents which we believe over time will help produce better underwriting results.
Competition:
The MGA/U insurance sector is highly fragmented and competitive, and firms actively compete with Cirrata's businesses for customers and insurance carrier capacity. Our main competitors in this segment include other MGA/U aggregators (such as Amynta), wholesale brokers (such as Ryan Specialty) and insurance carriers that choose to write insurance without the assistance of MGA/Us. Given our competitive strengths we believe that we can compete effectively in this sector of the market.
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
In order to assist the Board of Directors in overseeing Ambac’s risk management, Ambac uses enterprise risk management, a

Ambac Financial Group, Inc.	7	2024 Form 10-K

Table of Contents,
company-wide process that involves the Board of Directors, management and other personnel in an integrated effort to identify, assess and manage a broad range of risks (e.g., credit, financial, legal, liquidity, market, model, operational, regulatory, reputational and strategic) that may affect the Company’s ability to execute on its corporate strategies and fulfill its business objectives. The Enterprise Risk Committee (“ERC”), which is a management committee, is comprised of executive and senior level management responsible for assisting in the management of the Company’s risks on an individual and aggregate basis. The ERC produces the relevant risk management information for executive and senior management and the Board of Directors.
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
•Subsidiary Boards of Directors. Each of Ambac's subsidiaries has an Ambac management-led Board charged with overseeing the strategy, performance and operations of such subsidiary. These subsidiaries include Everspan as well as each of our MGA/Us. Many of these Boards are led by Executive Management of AFG and, in other instances, senior management from throughout the organization. Occasionally, our subsidiary boards may also include independent members that are not employees of Ambac or its subsidiaries. Many of our MGA/U subsidiaries also maintain Underwriting Committees to oversee the underwriting quality and risk management of such underwriting unit. These Underwriting Committees provide regular updates to their respective Boards of Directors.
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
The Insurance Distribution businesses, like other MGA/Us, program administrators and brokers, may be subject to licensing requirements and regulation by insurance regulators in various states and other applicable regulatory jurisdictions in which they conduct business.
Beat and its UK domiciled entities are subject to the UK Companies Act 2006 as well as to insurance laws and regulations of the UK and other jurisdictions in which they operate. Additionally, some of the Beat subsidiaries, while not regulated entities, must act in line with the regulations of the Financial Conduct Authority and Prudential Regulation Authority as appointed representatives of regulated entities.

Ambac Financial Group, Inc.	8	2024 Form 10-K

Table of Contents,
Beat's subsidiary, Alcor Underwriting Bermuda, is domiciled in Bermuda and is subject to the insurance laws and regulations of Bermuda and regulated by the Bermuda Monetary Authority (the "BMA").
Regulation of Change in Control
Under applicable insurance law, any acquisition of control of AFG, or any other direct or indirect acquisition of control of its insurance carrier subsidiaries, requires the prior approval (or non-disapproval) of the domiciliary regulator of the acquired company (or, in the case of AFG, the domiciliary regulators of its insurance carrier subsidiaries). “Control” is generally defined as the direct or indirect power to direct or cause the direction of the management and policies of a person. Any purchaser of 10% or more of the outstanding voting stock of a corporation is presumed to have acquired control of that corporation and its subsidiaries unless the applicable insurance regulator, upon application, determines otherwise. For purposes of this test, AFG believes that a holder of common stock having the right to cast 10% or more of the votes which may be cast by the holders of all shares of common stock of AFG would be presumably deemed to have control of AFG's insurance carrier subsidiaries within the meaning of applicable insurance laws and regulations, although insurance regulators may in their discretion deem control not to exist where, for example, control is disclaimed by a passive investor.
With respect to the AAC Sale, the Buyer submitted an application for the proposed acquisition of control of AAC to the Wisconsin Office of the Commissioner of Insurance ("OCI") and is awaiting approval of the acquisition by the OCI. The Buyer received approval for the change in control of Ambac UK from the U.K. Prudential Regulation Authority, which expires on April 30, 2025.
Under the UK Companies Act, people with significant control (PSCs), defined as a person or entity holding more than 25% of the shares in the relevant company, must be reported to Companies House.
Additionally, any change in control of Beat would need to be approved by Lloyds of London, the BMA and any applicable U.S. regulators.
Dividend Restrictions, Including Contractual Restrictions
Everspan Companies:
Everspan Indemnity, Everspan Insurance and its subsidiaries are subject to regulatory restrictions on their ability to pay dividends, and do not have sufficient earned surplus at this time to pay ordinary dividends under the insurance laws and regulations of their respective States of domicile. Furthermore, certain subsidiaries of Everspan Insurance were restricted from paying dividends to Everspan Insurance until January 1, 2025. Currently, Everspan Insurance’s subsidiaries, other than Greenwood Insurance Company, do not have sufficient surplus to pay dividends. Ambac does not have any plans to seek dividends from Everspan so that surplus may accumulate to support Everspan's growth.

Cirrata Companies:
Ambac's MGA/U subsidiaries are not restricted from paying dividends or partner distributions (collectively "Distributions") to their owners or partners, including Cirrata, which is 100% owned by AFG. Ambac's established MGA/Us historically have paid Distributions equating to the majority of their individual EBITDA, subject to working capital, taxes and other capital needs, on a quarterly basis. Newly formed de-novo MGA/Us are not expected to make regular distributions to their partners until they become profitable and generate free cash flow on a steady and/or predictable basis.
INVESTMENTS AND INVESTMENT POLICY
As of December 31, 2024, the consolidated investments of Ambac's continuing operations had an aggregate fair value of approximately $312,915 thousand. Investments are primarily managed by third party investment management firms overseen internally. All investments are made in accordance with the general objectives, policies, and guidelines for investments approved by the Board of Directors of the applicable subsidiary. These policies and guidelines include liquidity, credit quality, diversification and duration objectives and are periodically reviewed and revised as appropriate.
As of December 31, 2024, the Everspan group investment portfolio had an aggregate fair value of approximately $192,747 thousand. The investment objective is to achieve the highest risk-adjusted after-tax return on a diversified investment portfolio consistent with the respective company's risk tolerance while employing active asset/liability management practices to satisfy all operating and strategic liquidity needs. In addition to internal investment policies and guidelines, the investment portfolio of each company is subject to limits on the types and quality of investments imposed by applicable insurance laws and regulations of the jurisdictions in which it is licensed. The Board of Directors of each respective subsidiary approves any changes to the respective investment policies.
As of December 31, 2024, AFG (parent company only, excluding investments in subsidiaries) investment portfolio had an aggregate carrying value of approximately $92,556 thousand, including $64,439 thousand of short-term investments carried at fair value. The primary investment objective is to preserve capital for strategic uses while maximizing income. The investment portfolio is subject to internal investment guidelines. Such guidelines set forth minimum credit rating requirements and credit risk concentration limits.
As of December 31, 2024, the Insurance Distribution investment portfolio had an aggregate fair value of approximately $27,611 thousand, primarily consisting of money market funds.

Ambac Financial Group, Inc.	9	2024 Form 10-K

Table of Contents,
The following table provide certain information concerning the consolidated investments of Ambac:

	2024		2023
Investment Category ($ in thousands) December 31,	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)
Corporate securities	$89,192	3.3%	$87,991	3.3%
U.S. government obligations	40,995	3.3%	38,522	2.8%
Municipal obligations	14,083	3.1%	8,711	2.0%
Asset-backed securities	8,203	4.9%	—	—%
Residential mortgage-backed securities	2,446	5.0%	—	—%
Commercial mortgage-backed securities	2,101	5.8%	—	—%
Short-term investments	127,601	3.7%	200,510	5.3%
Total fixed maturity-available-for-sale	284,621	3.5%	335,734	4.4%
Other investments (2)	28,294	—%	18,317	—%
Total	$312,915	3.5%	$354,051	4.4%
(1)    Yields are stated on a pre-tax basis, based on average amortized cost for both long and short term fixed-maturity investments.
(2)    Other investments consist of equity interests in development stage insurance MGA's and pooled investment funds. Refer to Note 6. Investments of the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K for further information about Other investments.
EMPLOYEES
As of December 31, 2024, Ambac had 195 employees in the United States and 185 employees within the United Kingdom and Bermuda. Our 2024 voluntary turnover rate was approximately 6.5%. Ambac considers its employee relations to be satisfactory.
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
Item 1A.    Risk Factors ($ in thousands)
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
•changes in the actual or perceived risk within our insured portfolio;
•changes to regulatory status;
•changes in investors’ or analysts’ valuation measures for our stock;
•adverse changes in analysts’ recommendations regarding our stock;
•market perceptions of our success, or lack thereof, in pursuing and implementing our Specialty Property and Casualty Insurance and Insurance Distribution businesses and our new business strategy more generally;
•the impact or perceived impact of any acquisition, dispositions or other strategic transactions, including entry into a new line of business, on the value or long-term prospects of the Company;
•failure to receive regulatory approval for the sale of our Legacy Financial Guarantee ("LFG") business, or failure to complete the sale of our LFG business for any other reason;
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
The price of AFG's shares may also be affected by the risks described below. Investments in AFG's common stock may be subject to a high degree of volatility.
Ambac is planning to further develop and expand its Specialty Property and Casualty Insurance and Insurance Distribution businesses; however, such plans may not be realized, or if realized, may not create value and may negatively impact our financial results.
Ambac is planning to further develop and expand its Specialty Property and Casualty Insurance and Insurance Distribution

Ambac Financial Group, Inc.	10	2024 Form 10-K

Table of Contents,
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
Risks Related to the Sale of AAC
The sale of the common stock of Ambac Assurance Corporation may not be completed as anticipated, or at all.
The closing of the AAC Sale is conditioned on, among other things, the receipt of specified regulatory approvals.
In addition, the purchase agreement relating to the AAC Sale (the "Purchase Agreement") provides for certain termination rights. Buyer and AFG may terminate the Purchase Agreement by mutual written agreement at any time prior to the closing date. In addition, either Buyer or AFG may terminate the Purchase Agreement at any time prior to the closing by giving written notice to the other party if
•the closing has not been consummated on or before April 4, 2025 (the "End Date"); provided, however, that if the closing has not occurred solely due to the failure to obtain applicable governmental and regulatory approvals from the authorities including, but not limited to, the OCI, the End Date will be automatically extended for an additional ninety (90) days and the parties agree to continue to use their respective reasonable best efforts to satisfy such conditions to closing; provided, further, that the right to terminate the Purchase Agreement for the foregoing is not available to any party whose breach of any provision of the Purchase Agreement results in the failure of the closing to be consummated; or
•(i) applicable law makes the consummation of the closing illegal or otherwise prohibited or (ii) any judgment, injunction, order or decree of any governmental authority enjoins Buyer and AFG from consummating the closing.
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
The total proceeds realized from the AAC Sale are contingent upon satisfaction of various closing conditions. There can be no assurance that the conditions will be satisfied. Any delay in satisfying the closing conditions may increase the risk that the AAC Sale will be terminated, or reduce the benefits we expect to achieve.
The AAC Sale and the other transactions contemplated by the Purchase Agreement, whether or not completed, may adversely affect the retained business.
Transactions such as the AAC Sale are often subject to lawsuits by stockholders. It is possible that certain common stockholders or other stakeholders will commence or seek to commence litigation against Ambac or the Ambac Board. Such litigation could result in substantial costs and divert management’s attention from other business concerns, which could adversely affect Ambac's specialty property and casualty insurance and its insurance distribution businesses that Ambac will continue to operate following the completion of the AAC Sale (the "Retained Business").
As a result of the AAC Sale, we may experience higher employee turnover and finding qualified replacements may be more difficult. The loss of the services of members of our executive and/or senior management teams or our inability to hire and retain other talented personnel could delay or prevent us from succeeding in executing our strategies, which could negatively impact the Retained Business. Further, while the completion of the AAC Sale is pending, we may be unable to attract and retain key personnel and our management’s focus and attention and employee resources may be diverted from operational matters.

Ambac Financial Group, Inc.	11	2024 Form 10-K

Table of Contents,
If we fail to complete the AAC Sale and the other transactions contemplated by the Purchase Agreement, our business and financial performance may be adversely affected, including in the event Ambac is required to pay the Termination Fee.
The completion of the AAC Sale and the other transactions contemplated by the Purchase Agreement is subject to the satisfaction or waiver of various conditions, which may not be satisfied in a timely manner or at all.
If the AAC Sale is not completed, we will not recoup the costs incurred in connection with negotiating the AAC Sale and the other transactions. Our directors, executive officers and other employees will have expended extensive time and effort and will have experienced significant distractions from their work during the pendency of the AAC Sale, and we will have incurred significant third-party transaction costs, in each case, without any commensurate benefit, which may have a material and adverse effect on our stock price and results of operations.
Furthermore, if the AAC Sale and the other transactions contemplated by the Purchase Agreement are not completed, the announcement of the termination of the Purchase Agreement may adversely affect our relationships with our customers, business partners and employees, which could have a material adverse impact on our ability to effectively operate our business, and we may be required to pay the Termination Fee of $22,000 under certain circumstances, each of which could have further adverse effects on our business, results of operations and the trading price of AFG's common stock.
Additionally, we intend to use the proceeds of the AAC Sale to repay all or a portion of the debt used to fund the acquisition of 60% of the share capital of Beat Capital Partners Limited. If we do not consummate the AAC Sale then we will need to repay or refinance such debt with other sources of funds, which may not be available on favorable terms or at all. An inability to repay the debt used to fund the acquisition of Beat from proceeds of the AAC Sale or other sources, or an inability to refinance such debt on favorable terms or at all, may materially negatively affect our business and results of operations.
If the AAC Sale is not approved by AAC’s and Ambac UK’s regulators or if we fail to complete the AAC Sale for any other reason, there may not be any other offer from a potential acquiror that the AFG Board determines to be attractive.
If we fail to complete the AAC Sale, the Board of Directors of AFG, in discharging its fiduciary obligations to our stockholders, may evaluate other strategic alternatives including, but not limited to, continuing to operate AAC and the Legacy Financial Guarantee Insurance business for the foreseeable future or an alternative transaction relating to AAC or Ambac. An alternative transaction, if available, may yield lower consideration or value than the proposed AAC Sale, be on less favorable terms and conditions than those contained in the Purchase Agreement and involve significant delay. Any future sale of substantially all of Ambac’s property and assets within the meaning of Section 271 of the Delaware General Corporation Law and related case law or other similar transaction may be subject to stockholder approval, and there is no guarantee that Ambac would be able to obtain such stockholder approval in favor of any such sale or other transaction. If the Legacy Financial Guarantee Insurance business is not sold, there can be no assurance that we will realize value at least equivalent to the proceeds of the AAC Sale from the operation of the Legacy Financial Guarantee Insurance business over time, or any value; nor can we predict the timeline for realizing value, if any, from the Legacy Financial Guarantee Insurance business in the absence of the AAC Sale.
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
The objective of establishing loss reserve estimates is not to, and our loss reserves do not, reflect worst possible outcomes. As a result of inherent uncertainties in the estimates and judgments made to determine loss reserves, there can be no assurance that either actual losses will not exceed such reserves or that our reserves will not materially change over time as circumstances, events, our assumptions, or our models change.
Catastrophic events, whether natural or man-made, including natural disasters and environmental and public health events that result in material disruption of economic activity, loss of human life or significant property damage, can have a materially negative impact on our financial and operational performance.

Ambac Financial Group, Inc.	12	2024 Form 10-K

Table of Contents,
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
Catastrophic events may cause significant volatility in the markets in which we operate in addition to the global financial markets. Disruptions to these markets could result in a decline in business activity, increased claims, reduced underwriting capacity from insurance companies, reinsurers and other capital providers upon which our P&C businesses are reliant. Catastrophic events may also interrupt the operations of our agents and business partners that distribute our P&C insurance products. Profit commissions and contingent commissions related to certain of our P&C business lines may also be adversely impacted my catastrophic losses. Individually and/or collectively, these results may have a material adverse impact on our results of operations and financial condition.
Further, we use internally developed and third-party vendor tools and models to assess exposure to losses, including catastrophic losses. The models may not accurately predict future losses or loss development. Limitations in these tools and models may adversely affect our results of operations and financial condition.
We could realize losses from our cash and investment accounts if one of the financial institutions we use fail or is taken over by regulators
We maintain cash and investment accounts, including premium trust accounts, at depository institutions in amounts in excess of the limits insured by the FDIC and in countries other than the U.S. If one or more of these institutions were to fail or be taken over by their respective regulators, our access to these funds could be limited and we could experience liquidity problems and potential financial losses. Ambac's cash balances held at banks was $36,190 thousand as of December 31, 2024, including cash of Ambac's insurance distribution subsidiaries held in regional banks of $35,552 thousand as of December 31, 2024.
Our risk management policies and practices may not adequately identify significant risks.
We have established risk management policies and practices which seek to mitigate losses within our insurance programs. There can be no assurance that these policies and practices will be adequate to avoid future unexpected losses or adverse development within our existing loss reserves. If we are not able to identify significant risks, we may not be able to timely mitigate such risks, thereby increasing the amount of losses to which we are exposed.
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
It is not possible to predict the extent to which suits involving AFG or one or more other subsidiaries will be filed, and it is also not possible to predict the outcome of litigation. It is possible that there could be unfavorable outcomes in existing or future proceedings. Management may be unable to make meaningful or reasonable estimates of the amount or range of losses that could result from unfavorable outcomes or of the expenses that will be incurred in connection with such lawsuits. Under some circumstances, adverse results in any such proceedings and/or the incurring of significant litigation or other expenses could be material to our business, operations, financial position, profitability or cash flows.
Everspan may be subject to disputes with policyholders regarding the scope and extent of coverage offered under Everspan's policies; be required to defend claimants in suits against its policyholders for covered liability claims; face allegations of improper claims handling; or enter into commercial disputes with its reinsurers, MGA/Us or TPAs regarding their respective contractual obligations and rights. Under some circumstances, the results of such disputes or suits may lead to liabilities beyond those which are anticipated or reserved, including extra-contractual liabilities or liabilities in excess of policy limits.
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

Ambac Financial Group, Inc.	13	2024 Form 10-K

Table of Contents,
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
The financial strength of Everspan is evaluated by AM Best, which issues a "FSR", an important factor in establishing the competitive position of Everspan. The FSR reflects AM Best’s opinion of Everspan's financial strength, operating performance, strategic position and ability to meet obligations to policyholders, and are not evaluations directed to investors. Everspan's FSR is subject to periodic review, and the criteria used in the rating methodologies are subject to change. All of the insurance companies that comprise Everspan are rated "A-" (Excellent). A downgrade in Everspan's FSR could make it more difficult to sell insurance policies and Everspan's distribution channels may cease to transact with them, which would adversely affect our business, financial condition and results of operations.
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

Ambac Financial Group, Inc.	14	2024 Form 10-K

Table of Contents,
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

Ambac Financial Group, Inc.	15	2024 Form 10-K

Table of Contents,
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
In addition, our Specialty Property and Casualty Insurance and Insurance Distribution businesses face competition from a wide range of specialty insurance companies, underwriting agencies and intermediaries that are significantly larger than our Specialty Property and Casualty Insurance and Insurance Distribution businesses are and that have significantly larger financial, marketing, management and other resources. Some of these competitors also have longer standing and better established market recognition than Ambac's group companies. The greater resources or market presence that these competitors possess may enable them to avoid or defray particular costs, employ greater pricing flexibility, have a higher tolerance for risk or loss, or exploit other advantages that may make it more difficult for us to compete. We may incur increased costs in competing for underwriting revenues in this environment. If we are unable to compete effectively in the markets in which our Specialty Property and Casualty Insurance and Insurance Distribution businesses operate or expand into, our underwriting revenues may decline, as well as overall business results.
Other competitive concerns include the entrance of technology companies into the insurance distribution business and the

Ambac Financial Group, Inc.	16	2024 Form 10-K

Table of Contents,
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
In connection with Ambac’s acquisition of insurance distribution businesses, Ambac recorded the fair value of identifiable intangible assets (primarily related to distribution relationships) and goodwill. The intangible assets will be amortized over their remaining useful lives. The Company will test intangible assets for impairment if certain events occur or circumstances change indicating that the carrying amount of the intangible asset may not be recoverable. Goodwill will be tested for impairment annually or whenever events occur or circumstances change that may indicate impairment. Intangible asset and goodwill impairments are driven by a variety of factors, which could include, among other things, declining future cash flows of the acquired business as addressed in other risk factors related to the Insurance Distribution Business. Any intangible asset or goodwill impairment could adversely affect the Company's operating results and financial condition.
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

Ambac Financial Group, Inc.	17	2024 Form 10-K

Table of Contents,
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

Ambac Financial Group, Inc.	18	2024 Form 10-K

Table of Contents,
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
Risks Related to Capital, Liquidity and Credit Markets
AFG and Cirrata have substantial indebtedness, which could adversely affect our financial condition, operational flexibility and our ability to obtain financing in the future
Cirrata financed its acquisition of Beat in part through the issuance of $150,000 of new indebtedness, which is guaranteed by AFG (the “Credit Facility”). The debt incurred under the Credit Facility matures on July 31, 2025. The obligations of AFG and its subsidiaries under the Credit Facility are secured on a first-priority basis by (i) a pledge by AFG of all of the capital stock of Everspan Holdings, LLC and (ii) a pledge of all of the capital stock of Beat held by Cirrata and its subsidiaries.
The Company intends to pay off the Credit Facility with the proceeds of the AAC Sale. In the event that the AAC Sale did not occur, due to factors described elsewhere in these Risk Factors or for any other reason, the Company would need to seek to refinance the Credit Facility through the public or private credit markets. Alternatively the Company would seek to raise additional capital or restructure the debt. There is no guaranty that the Company could refinance or restructure the Credit Facility or raise additional capital at commercially reasonable terms or at all. In addition, if the Company were able to refinance or restructure the Credit Facility or raise additional capital it may incur a higher rate of interest or suffer more restrictive covenants, which could cause a material adverse impact on the Company’s results of operations and financial condition.
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

Ambac Financial Group, Inc.	19	2024 Form 10-K

Table of Contents,
The Credit Facility includes covenants that restrict our ability to manage capital resources by limiting, among other actions, the issuance of additional debt or capital stock; the creation of liens; the disposition of assets; engaging in transactions with affiliates; making restricted payments, including dividends and the purchase or redemption of capital stock; and making acquisitions and other investments. The Credit Facility also requires the prepayment of the borrowings thereunder with proceeds of certain debt or equity issuances and certain asset sales, including the AAC Sale. These requirements will impact our financial and operational flexibility while the Credit Facility remains in place.
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
Increases in prevailing interest rate levels can adversely affect the value of our investment portfolio and, therefore, our financial strength. In the event that investments must be sold in order to pay claims, to pay debt obligations, or to meet other liquidity needs, such investments would likely be sold at discounted prices.
Our investment portfolios may also be adversely affected by credit rating downgrades, spread volatility and credit losses. These losses may have a material adverse affect on our results of operations and financial condition.
Risks Related to the Discontinued Operations

AFG may not be able to realize value from AAC in the absence of a sale of AAC.
In the absence of a sale of AAC, the Company would continue to actively run-off the Discontinued Operations. In that event, there could be no assurance that AFG would be able to realize residual value through receiving dividends from the continued run-off of AAC. In the absence of a sale, AFG's ability to realize

Ambac Financial Group, Inc.	20	2024 Form 10-K

Table of Contents,
residual value from AAC would depend upon, amongst other considerations, AAC's ability to satisfy all of its obligations that are senior to AFG's equity interests, including obligations to policyholders, surplus note holders and preferred stock holders. AAC's ability to satisfy all of its obligations that are senior to AFG's equity depends on a number of considerations, including its ability to recover losses previously paid; avoid material losses from litigation; mitigate losses from its insured portfolio, which is subject to significant risks and uncertainties, including as a result of varying potential perceptions of the value of AAC’s guarantees and securities; realize material value from its investment in Ambac UK; and repay and/or restructure its indebtedness in a timely manner such that accruing interest costs are manageable. Increased loss development in the Discontinued Operations insured portfolios, or significant losses from litigation or other events or circumstances could prompt OCI to determine that it is in the best interests of policyholders to initiate rehabilitation proceedings with respect to AAC or to issue supervisory orders that impose restrictions on AAC. If OCI were to decide to initiate rehabilitation proceedings with respect to AAC, adverse consequences could result, including, without limitation, the assertion of damages by counterparties, the acceleration of losses based on early termination triggers, the loss of control rights in insured transactions, and the loss of operational control to OCI. The rehabilitator would act solely for the benefit of policyholders, which could result in material adverse consequences for our security holders and significantly reduce or eliminate any residual value of AAC for AFG. Due to the foregoing considerations, the risk factors described herein, and applicable legal and contractual restrictions described elsewhere herein and in our Annual Report on Form 10-K, substantial uncertainty remains as to AAC's ability to pay dividends to AFG and the timing of any such dividends.
AAC and Ambac UK are subject to credit and other risks in their insured portfolios; we are also subject to risks associated with adverse selection as our insured LFG portfolios run off.
Performance of our insured LFG transactions, including (but not limited to) those backed by municipal, utility, sovereign/sub-sovereign, military housing and consumer risk such as mortgages and student loans, can be adversely affected by general economic conditions, such as recession, federal budget cuts, decisions of governmental authorities about utilizing assets or facilities, inflation, unemployment levels, underemployment, home price depreciation, increasing foreclosure rates, unavailability of consumer credit, mortgage product attributes, borrower and/or originator fraud or misrepresentations, and asset servicer performance and financial health.
While deterioration in the performance of transactions insured by AAC and Ambac UK may occur, the timing, extent and duration of any future deterioration of the credit markets is not predictable, as is the impact on potential claim payments and ultimate losses on the securities within our insured LFG portfolio.
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
As the runoff of the insured portfolio continues, the proportion of exposures we rate as below investment grade relative to the aggregate insured portfolio may increase, leaving the portfolio increasingly concentrated in higher risk exposures and heightening risks associated with large single risk exposures to particular issuers, losses caused by catastrophic events (including public health crises, terrorist acts and natural disasters), and losses in respect of different, but correlated, credit exposures. These risks may result in greater volatility or have adverse effects on the Company's results from discontinued operations and on our financial condition.
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

Ambac Financial Group, Inc.	21	2024 Form 10-K

Table of Contents,
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
Our risk management policies and practices may not adequately identify significant risks.
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
We are subject to the risk of litigation and the outcome of proceedings we are or may become involved in could have a material adverse effect on our results from discontinued operations and our financial position.
AAC is defending or otherwise involved in various lawsuits relating to its LFG business. It is not possible to predict the extent to which additional suits involving AAC or one or more other subsidiaries will be filed, and it is also not possible to predict the outcome of litigation. It is possible that there could be unfavorable outcomes in existing or future proceedings. Management may be unable to make meaningful or reasonable estimates of the amount or range of losses that could result from unfavorable outcomes or of the expenses that will be incurred in connection with such lawsuits. Under some circumstances, adverse results in any such proceedings and/or the incurring of

Ambac Financial Group, Inc.	22	2024 Form 10-K

Table of Contents,
significant litigation or other expenses could be material to AAC's operating results and financial position.
The Settlement Agreement, Stipulation and Order and OCI's Runoff Capital Framework may impair AAC's ability to pursue its business strategies.
Pursuant to the terms of the Settlement Agreement, dated as of June 7, 2010, as amended (the "Settlement Agreement"), by and among AAC, Ambac Credit Products LLC ("ACP"), AFG and certain counterparties to credit default swaps with ACP that were guaranteed by AAC, and the Stipulation and Order among the OCI, AFG and AAC that became effective on February 22, 2024 (the “Stipulation and Order”), AAC must seek prior approval by OCI of certain corporate actions. The Settlement Agreement and Stipulation and Order also includes covenants that restrict the operations of AAC which (i) in the case of the Settlement Agreement, remain in force until the surplus notes that were issued pursuant to the Settlement Agreement have been redeemed, repurchased or repaid in full, and (ii) in the case of the Stipulation and Order, remain in place until the OCI decides to relax such restrictions. Certain of these restrictions may be waived with the approval of holders of surplus notes and/or OCI. If AAC is unable to obtain the required consents under the Settlement Agreement and/or the Stipulation and Order, it may not be able to execute its planned business strategies.
In addition, the capital framework developed and implemented by OCI to assist OCI with making decisions related to capital management at AAC ("OCI's Runoff Capital Framework") and decisions based thereon are expected to affect AAC's ability to reduce financial leverage, pay dividends to AFG, and/or make payments on surplus notes or Auction Market Preferred Shares ("AMPS").
OCI has certain enforcement rights with respect to the Settlement Agreement and Stipulation and Order, and retains full discretion over the design of, and assumptions utilized in, OCI's Runoff Capital Framework and the implications thereof. Disputes may arise over the interpretation of such agreements or instruments, the exercise or purported exercise of rights thereunder, the determinations made thereunder, or the performance of or failure or purported failure to adhere to the terms thereof. Any such dispute could have material adverse effects on AAC, and the Company more broadly, whether through litigation, administrative proceedings, supervisory orders, failure to execute transactions sought by management, interference with corporate strategies, objectives or prerogatives, inefficient decision-making or execution, forced realignment of resources, increased costs, distractions to management, strained working relationships or otherwise. Such effects would also increase the risk that OCI would seek to initiate rehabilitation proceedings or issue supervisory orders against AAC.
Political developments may materially adversely affect our business.
Our LFG insurance business and its results of operations can be materially affected by political developments at the federal, state, local or foreign government levels. Government shutdowns, trade disputes, political turnover, judicial decisions, adverse changes in governmental funding, or poor public policy decision making could disrupt the national, international and local economies where AAC and Ambac UK operate and/or have insured exposures. Risks include adverse changes in rules, regulations, compliance requirements, employment practices, taxes, business services and currencies. In addition, the LFG business is exposed to correlation risk as a result of the possibility that multiple credits, counterparties, portfolios or other insured risks may concurrently and/or consecutively experience losses or increased stress as a result of any such event or series of events.
The LFG business operates in in a highly regulated industry and our business will be negatively affected if we are not able to anticipate and keep pace with rapid changes in government laws and regulations or if government laws and regulations impair our business or increase our costs.
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
The LFG's international business is operated by Ambac UK, which is regulated by the Prudential Regulation Authority (“PRA”) for prudential purposes and the Financial Conduct Authority (“FCA”) for conduct purposes. The terms of Ambac UK’s regulatory authority are now restricted and Ambac UK is in run-off. Among other things, Ambac UK may not write any new business, and, with respect to any entity within the Ambac group of affiliates, commute, vary or terminate any existing financial guaranty policy, transfer certain assets, or pay dividends, without the prior approval of the PRA. The PRA and FCA act generally in the interests of Ambac UK policyholders and will not take into account the interests of AAC or the securityholders of Ambac when considering whether to provide any such approval. Accordingly, determinations made by the PRA and FCA, including with regards to their capital adequacy, in their capacity as Ambac UK’s regulators, could potentially result in adverse consequences for our securityholders and also reduce the value realizable by AAC for Ambac UK. Ambac UK exceeded its required capital thresholds as of December 31, 2024.
AAC has substantial indebtedness, which could adversely affect its financial condition, operational

Ambac Financial Group, Inc.	23	2024 Form 10-K

Table of Contents,
flexibility and our ability to obtain financing in the future.
AAC is highly leveraged. AAC’s ability to make payments on and/or refinance its surplus notes and to fund its operations will depend on its ability to generate substantial operating cash flow and on the performance of the LFG insured portfolio. AAC’s cash flow generation will depend on receipt of premiums, investment returns, and dividends and capital distributions from Ambac UK, offset by policyholder claims, commutation payments, reinsurance premiums, and potential losses from litigation, operating and loss adjustment expenses, and interest expense, all of which may be subject to prevailing economic conditions and to financial, business and other factors, many of which are beyond our control and many of which may be event-driven. There is substantial risk that AAC may not have the financial resources necessary to pay its surplus notes in full due to risks associated with its cash flow, insured portfolio, and other liabilities, as discussed elsewhere in these Risk Factors.
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
Despite current indebtedness levels, AAC may incur additional debt. While restrictive covenants in certain of our contracts may limit the amount of additional indebtedness AAC may incur, we may obtain waivers of those restrictions and incur additional indebtedness in the future. This could further exacerbate the risks associated with AAC's substantial leverage.
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
Changes in prevailing interest rate levels and market conditions could adversely impact LFG's business results and prospects.
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

Ambac Financial Group, Inc.	24	2024 Form 10-K

Table of Contents,
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
Item 1B.    Unresolved Staff Comments — No matters require disclosure.
Item 1C.    Cybersecurity.
The Company is exposed to diverse cybersecurity risks that have the potential to significantly impact our business operations, financial standing, and reputation. We seek to identify, assess, and manage these risks, with the aim of safeguarding our critical systems and information, and employ a documented process to respond in the event of a cybersecurity incident. This approach includes regular evaluations of our information systems and infrastructure to identify vulnerabilities and potential weaknesses through the use of system monitoring tools, as well as monitoring industry trends, threat intelligence, and emerging risks to anticipate and proactively assess potential threats. We engage third-party cybersecurity experts to conduct penetration testing, vulnerability scans, and risk assessments, informed by the NIST (National Institute of Standards and Technology) Cybersecurity Framework guidelines or ISO (International Organization for Standardization) 27001 standard, to increase the likelihood that system risks are identified.
To identify potential risks, Ambac or a third party vendor engaged by the Company also assesses the security measures of vendors and third-party service providers that have access to the Company’s information systems and sensitive data. Each review involves an initial risk assessment of the provider, and initial and periodic reviews of the provider's cybersecurity program to evaluate security standards, access controls and security measures. The Company generally requires vendors and third party service providers to report to the Company any cybersecurity incidents involving the providers’ systems that could affect the Company, or to have cybersecurity incident notice requirements in their cybersecurity programs.
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
The Board of Directors of the Company oversees the management of risks from cybersecurity threats through its review of quarterly reports from the CISO on the status of the Company’s cybersecurity preparedness; updates on information systems; and any cybersecurity threats of which management has become aware. In addition the Board receives periodic cybersecurity awareness training.
The Company’s technology staff and CISO conduct weekly meetings to review: (i) implementation of new security measures, (ii) results of existing technical system monitoring tools to identify any potential risk and propose remediation, as necessary; (iii) newly disclosed software patch updates to assess risks and set patch implementation priorities; and (iv) threat intelligence from various organizations, such as the Cybersecurity and Infrastructure Security Agency, to assess risks and suggest security measures, as necessary. Cybersecurity risk is also included in the Company’s Enterprise Risk Management (“ERM”) process that involves senior management and other personnel in the identification, assessment and management of a broad range of risks (including cybersecurity risks) that could affect the Company’s ability to execute on its corporate strategy and fulfill its business objectives. The Company’s Chief Operating Officer and Chief Information Officer provide input and updates to the Enterprise Risk Committee (comprised of members of management) on cybersecurity preparedness and emerging risks. The Enterprise Risk Committee produces the relevant risk management information for executive and senior management and the Board

Ambac Financial Group, Inc.	25	2024 Form 10-K

Table of Contents,
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
In the United Kingdom, data protection is governed by the UK General Data Protection Regulation 2016/679 and the UK Data Protection Act of 2018 (together the “UK GDPR”), which requires companies to manage the access and transfer of personal information of UK residents. The Company’s affiliates licensed and doing business in the UK are subject to compliance with the provisions of the UK GDPR.
Item 2.    Properties
The executive office of Ambac is located at One World Trade Center, New York, New York 10007, and consists of 46,927 square feet of office space, under a sublease agreement that expires in January 2030. Ambac continues to hold a lease at One State Street Plaza, New York that expires in December 2029 (25,871 square feet) that has been sublet through its expiration date.
Operations of each of our segments are carried out either in our executive office at One World Trade Center or in other leased offices under operating leases in Florida, New Jersey, New York, Indiana, North Carolina, Georgia, Bermuda and London England. The lease terms typically do not exceed ten years in length.
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
Item 4.    Mine Safety Disclosures — Not applicable.

Ambac Financial Group, Inc.	26	2024 Form 10-K

Table of Contents,

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
($ in thousands, except per share amounts)
Market Information
The Company 's common stock trades on the NYSE under the symbol “AMBC".
Holders
On March 4, 2025, there were 27 stockholders of record of AFG’s common stock.
Dividends
The Company did not pay cash dividends on its common stock during 2024 and 2023. Information concerning restrictions on the payment of dividends from Ambac's insurance subsidiaries is set forth in Item 1 above under the caption “Dividend Restrictions, Including Contractual Restrictions" and in Note 9. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K.
Purchases of Equity Securities By the Issuer and Affiliated Purchasers
When restricted stock unit awards issued by Ambac vest or settle, they become taxable compensation to employees. For certain awards, shares may be withheld to cover the employee's portion of withholding taxes. In the fourth quarter of 2024, Ambac purchased shares from employees that settled restricted stock units to meet employee tax withholdings.
On March 29, 2022, our Board of Directors approved a share repurchase program authorizing up to $20,000 in share repurchases, with an expiration date of March 31, 2024. On May 5, 2022, the Board of Directors authorized an additional $15,000 share repurchase. This program expired on March 31, 2024.

On November 12, 2024, Ambac’s Board of Directors authorized a share repurchase program, under which Ambac may opportunistically repurchase up to $50,000 of the Company’s common shares at management’s discretion over the period ending on December 31, 2026. From November 1, 2024, through December 31, 2024, AFG repurchased 937,141 shares for $11,698.5 at an average purchase price of $12.48 per share. Shares purchased from employees to satisfy withholding taxes, as described above, do not count towards utilization under the Company's share repurchase program.
The following table summarizes Ambac's share purchases during the fourth quarter of 2024.

($ in thousands)	Oct-2024	Nov-2024	Dec-2024	Fourth Quarter 2024
Total Shares Purchased	887	—	—	887
Average Price Paid Per Share	$11.26	$—	$—	$11.26
Total Number of Shares Purchased as Part of Publicly Announced Plan	—	585,000	352,141	937,141
Maximum Dollar Value That may Yet be Purchased Under the Plan	$—	$42,713	$37,674	$37,674
When restricted stock unit awards issued by Ambac vest or settle, they become taxable compensation to employees. For certain awards, shares may be withheld to cover the employee's portion of withholding taxes. In the fourth quarter of 2024, Ambac purchased shares from employees that settled restricted stock units to meet employee tax withholdings.
The following table shows shares repurchased by year.

($ in thousands, except per share) Year ended December 31,	2022	2023	2024
Shares repurchased	1,605,316	325,068	937,141
Total cost	$14,217	$4,510	$11,698
Average purchase price per share	$8.86	$13.88	$12.48
Unused authorization amount			$38,302

Ambac Financial Group, Inc.	27	2024 Form 10-K

Table of Contents,
Stock Performance Graph
The following graph compares the performance of an investment in our common stock from the close of business on December 31, 2019, through December 31, 2024, with the Russell 2000 Index and S&P Completion Index. The graph assumes $100 was invested on December 31, 2019, in our common stock at the closing price of $21.57 per share and at the closing price for the Russell 2000 Index and S&P Completion Index. It also assumes that dividends (if any) were reinvested on the date of payment without payment of any commissions. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

	December 31,
	2019	2020	2021	2022	2023	2024
Ambac Financial Group, Inc.	$100	$71	$75	$81	$76	$59
Russell 2000 Index	$100	$119	$135	$106	$122	$134
S&P Completion Index	$100	$131	$146	$105	$130	$150

Item 6.    [Reserved]
Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations ($ and £ in thousands)
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
Unless otherwise noted, this Management's Discussion and Analysis of Financial Condition and Results of Operations relates solely to our continuing operations and does not include the operations of our Legacy Financial Guarantee business. See "Sale of AAC" below and Note 5. Discontinued Operations of the Notes to Consolidated Financial Statements under Part II, Item 8 of this Annual Report on Form 10-K for additional information about the divestiture of the Legacy Financial Guarantee business.
The following discussion should be read in conjunction with our consolidated financial statements in Item 8 of this Report and the matters described under Item 1A. Risk Factors in this Annual Report on Form 10-K for the year ended December 31, 2024. Refer to Part I, Item 1. Introduction - Description of the Business, for a description of our business and our key strategies to achieve our primary goal to maximize shareholder value.

Ambac Financial Group, Inc.	28	2024 Form 10-K

Table of Contents,
Organization of Information
MD&A includes the following sections:
Strategies to Enhance Shareholder Value
The Company's primary goal is to maximize long-term shareholder value through the execution of targeted strategies for its Insurance Distribution and Specialty Property and Casualty Insurance businesses.
Insurance Distribution and Specialty Property and Casualty Insurance strategic priorities include:
•Expanding our Insurance Distribution business based on deep domain knowledge in specialty and niche classes of risk which generate attractive margins at scale. This will be achieved through acquisitions, strategic investments, establishing new businesses “de-novo,” and organic growth and diversification supported by a centralized technology led shared services offering
•Growing our Specialty Property and Casualty Insurance business to generate underwriting profits from a diversified portfolio of commercial and personal liability risks accessed primarily through program administrators.

OVERVIEW
The Company's continuing operations include two segments, financial highlights of which are summarized below along with other recent developments.

	Year Ended December 31, 2024				Year Ended December 31, 2023
	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Total	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Total
Premiums placed		$493,372		$493,372		$230,606		$230,606
Gross premiums written	$382,771			382,771	$273,287			273,287
Net premiums written	88,682			88,682	79,824			79,824

Total revenues	126,320	99,236	10,259	235,815	64,101	51,546	9,080	124,728
Total expenses	114,098	107,045	74,516	295,660	63,718	44,257	40,974	148,949
Pretax income (loss)	12,222	(7,809)	(64,257)	(59,845)	383	7,289	(31,894)	(24,221)
Net income (loss)	10,469	(6,881)	(62,509)	(58,921)	335	7,133	(30,701)	(23,232)
EBITDA	12,222	19,656	(62,396)	(30,518)	383	11,483	(30,858)	(18,991)
Adjusted EBITDA	5,136	19,904	(16,397)	8,643	1,017	11,483	(18,380)	(5,879)
Net income (loss) attributable to Ambac shareholders	10,471	(7,244)	(62,509)	(59,282)	334	5,815	(30,701)	(24,551)
EBITDA attributable to Ambac shareholders	12,222	13,208	(62,396)	(36,966)	383	9,381	(30,858)	(21,093)
Adjusted EBITDA attributable to Ambac common stockholders	5,136	13,456	(16,397)	2,195	1,017	9,381	(18,380)	(7,981)

Sale of AAC
On June 4, 2024, AFG entered into a stock purchase agreement with American Acorn Corporation (the “Buyer”), a Delaware corporation owned by funds managed by Oaktree Capital Management, L.P., pursuant to which and subject to the conditions set forth therein, AFG will sell all of the issued and outstanding shares of common stock of AAC, a wholly-owned subsidiary of AFG, to Buyer for aggregate consideration of $420 in cash (the "AAC Sale"). The terms of the AAC Sale as contemplated by the stock purchase agreement provide that, at the closing of the AAC Sale (the “Closing”), Buyer will acquire complete common equity ownership of AAC and all of its wholly owned subsidiaries, including Ambac UK. In connection with and pursuant to the stock purchase agreement, AFG has agreed to issue to Buyer a warrant exercisable for a number of shares of common stock, par value $0.01, of AFG representing
9.9% of the fully diluted shares of AFG’s common stock as of March 31, 2024, pro forma for the issuance of the warrant. The warrant will have an exercise price per share of $18.50 with a six and a half-year term from the date of issuance and will be immediately exercisable. Concurrent with the sale, AFG will purchase AAC's co-investment in the holding company established to purchase Beat, for an amount equal to AAC's $62,000 investment plus 7.5% per annum thereon.
Management has determined that the pending sale of AAC and its wholly-owned subsidiaries meets the criteria to be disclosed as discontinued operations beginning in the fourth quarter of 2024. The loss on disposal recognized in the fourth quarter of 2024 was $570,145. Refer to Note 5. Discontinued Operations for additional information about the sale of AAC.

Ambac Financial Group, Inc.	29	2024 Form 10-K

Table of Contents,
Purchase of Beat Capital Partners
On June 4, 2024, AFG entered into a share purchase agreement (the “Beat Purchase Agreement”), by and among AFG, Cirrata V LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of AFG (the “Purchaser”), certain sellers set forth therein (the “Sellers”) and Beat, pursuant to which the Purchaser purchased from the Sellers approximately 60% of the entire issued share capital of Beat, for total consideration, as of the closing date, of approximately $281,493, of which approximately $252,264 was paid in cash and the remainder of which was satisfied through the issuance of 2,216,023 shares of AFG common stock. The acquisition closed with an effective date of July 31, 2024. Beat’s management team and Bain Capital Credit LP (together, the “Rollover Shareholders”) each retained approximately 20% of Beat’s issued share capital immediately after closing. Refer to Note 4. Business Combination for further details on the acquisition of Beat.
Sale of Consolidated National Insurance Company
On January 12, 2024, Everspan Insurance Company entered into a Stock Purchase Agreement with Hagerty Insurance Holdings, Inc., to sell its ownership interests in Consolidated National Insurance Company ("CNIC"), which was one of Everspan's admitted carriers. The closing of this transaction occurred on September 1, 2024, resulting in a gain of approximately $7,504. The sale of CNIC will not have any adverse impact on the group's operations or growth prospects.
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
Management has identified the following critical accounting policies and estimates: (i) valuation of specialty property and casualty losses and loss adjustment expense reserves, (ii) valuation of financial guarantee loss and loss adjustment expense reserves, and (iii) business combinations including identification and valuation of intangible assets. Management has discussed each of these critical accounting policies and estimates with the Audit Committee, including the reasons why they are considered critical and how current and anticipated future events impact those determinations. Additional information about these policies can be found in Note 2. Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K.
Valuation of Specialty Property and Casualty Losses and Loss Expense Reserves
The specialty property and casualty insurance segment consist of Everspan-affiliated carriers. Loss and loss adjustment expense reserves represent management's estimate of the ultimate liability for unpaid losses and loss expenses for claims that have been reported and claims that have been incurred, but not yet reported ("IBNR") as of the balance sheet date.
Loss and loss adjustment expense reserves by line of business were as follows as of December 31, 2024 and December 31, 2023:

2024	Gross			Net
Line	Case	IBNR	Total	Case	IBNR	Total
Commercial Auto	$66,092	$92,379	$158,471	$12,532	$16,188	$28,720
Excess and General Liability	7,111	78,348	85,459	1,317	13,540	14,857
Workers Compensation	6,640	7,825	14,465	6,640	7,825	14,465
Non-standard Personal Auto	10,393	2,296	12,689	10	2	12,000
Surety	1,176	10,041	11,217	—	—	—
ULAE (1)	—	12,238	12,238	—	6,578	6,578
Other (2)	8,639	45,884	54,523	111	2,066	2,177
Loss and Loss Expense Reserves	$100,051	$249,011	$349,062	$30,600	$48,197	$78,797
(1)    Unallocated loss adjustment expenses.
(2)    Includes $35,146 and $0 total loss and loss expense reserves on a gross and net of reinsurance basis related to legacy liabilities obtained from the acquisitions of Providence Washington Insurance Company, Greenwood Insurance Company and Consolidated Specialty Insurance Company. All legacy liabilities remain obligations of affiliates of the sellers through reinsurance and contractual indemnities.

Ambac Financial Group, Inc.	30	2024 Form 10-K

Table of Contents,

2023	Gross			Net
Line	Case	IBNR	Total	Case	IBNR	Total
Commercial Auto	$44,370	$62,635	$107,005	$8,969	$12,945	$21,913
Excess and General Liability	1,604	21,261	22,865	204	3,722	3,925
Workers Compensation	2,571	2,675	5,246	2,571	2,675	5,246
Non-standard Personal Auto	3,323	2,520	5,843	3,074	2,062	5,136
Surety	650	4,113	4,763	—	—	—
ULAE (1)	—	6,085	6,085	—	4,527	4,527
Other (2)	10,034	35,248	45,282	—	41	41
Loss and Loss Expense Reserves	$62,552	$134,537	$197,089	$14,817	$25,971	$40,788
(1)    Unallocated loss adjustment expenses.
(2)    Includes $43,751 and $0 total loss and loss expense reserves on a gross and net of reinsurance basis related to legacy liabilities obtained from the acquisitions of Providence Washington Insurance Company, Greenwood Insurance Company, Consolidated National Insurance Company and Consolidated Specialty Insurance Company. All legacy liabilities remain obligations of affiliates of the sellers through reinsurance and contractual indemnities.
Loss and loss adjustment expense reserves, evaluated at a program and line of business level, are estimated based upon experience and using a variety of actuarial methods and are subject to the impact of future changes in factors such as claim severity and frequency, underwriting and claims practices, changes in social and economic conditions including the impact of inflation, legal and judicial developments, medical cost trends and upward trends in damage awards. The key assumptions used to arrive at the best estimate of loss reserves are the expected loss ratios and loss development factors representing reported and paid loss emergence patterns. Our actuarial methods may also rely on external data, such as industry loss ratios, loss development factors, or trend factors. The initial estimate for an accident year is generally based on an exposure-based method using the loss ratio projection method. The loss ratio projection method develops an initial estimate of ultimate claims and claim adjustment expenses for an accident year by multiplying earned premium for the accident year by a projected loss ratio. The projected loss ratio is determined by analyzing prior period experience, and adjusting for loss cost trends, rate level differences, mix of business changes and industry loss ratios and other known or observed factors influencing the accident year relative to prior accident years.
The loss and loss adjustment expense reserves estimate may be based on a judgmental weighting of estimates produced from multiple estimation and analysis methods considered. The method(s) selected and weighted are those that are believed to produce the most accurate estimate at that particular evaluation date. The following estimation and analysis methods are principally used by the Company’s engaged independent actuarial specialists to estimate the ultimate cost of loss and loss adjustment expenses. These estimation and analysis methods are typically referred to as conventional actuarial methods.
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
The actuarial results provide a range of estimated losses by program and line of business including a low, central and high estimate of losses and loss expenses. Management typically selects the respective midpoint loss ratio between the actuarial determined central and high estimate for its active programs and lines of business for each respective accident year when recording loss and loss adjustment expense reserves. Beginning December 31, 2024, management decided to set loss reserves for programs that are in runoff at the high end of the respective actuarial loss ranges, given these program can experience greater loss volatility than active programs.
Since the reserves are based on estimates, the ultimate liability may be more or less than such reserves. Ambac's actuarial evaluation at December 31, 2024 provided a range of losses incurred. Losses at the low end of the range would be below our recorded gross and net loss expense reserves by approximately $33,400 and $6,900, respectively at December 31, 2024, and losses at the high end of the range would exceed our recorded gross and net loss and loss adjustment expense reserve by approximately $4,500 and $1,000, respectively at December 31, 2024. This range reflects low and high reasonable reserve estimates determined after using judgment to adjust the methods, factors, and assumptions selected within the internal reserve review. This approach produces a range of reasonable reserve estimates but does not represent a distribution of all possible outcomes.
Additionally, changes in assumptions such as loss development patterns and expected loss ratios can result in variability in actuarial estimates.
•For the loss development pattern we considered the impact of the reported incurred losses developing faster or slower than expected in our projections. For every 1.0% slower or faster the losses develop, we would expected our net indicated reserves to increase or decrease, respectively, by approximately 0.8%. If our reported loss development pattern was 5% slower, the net indicated reserves would be approximately 4% higher. If our reported loss development pattern was 5% faster, the net indicated reserves would be approximately 4% lower.
•For the expected losses we utilize industry benchmark loss ratios and internal pricing loss ratios applied to earned premium. For every 1.0% higher or lower the expected losses are, we would expected our net indicated reserves to

Ambac Financial Group, Inc.	31	2024 Form 10-K

Table of Contents,
increase or decrease by approximately 0.55%. If our expected losses were 5% higher, the net indicated reserves would be approximately 3% higher. If our expected losses were 5% lower, the net indicated reserves would be approximately 3% lower.
Consequently, final outcomes may be greater or less than the estimates. The extent of the range and variability of loss and loss adjustment expense reserves could be further impacted by future changes in factors discussed above. See “Risk Factors” in Part I, Item 1A in this Annual Report on Form 10-K.
Valuation of Legacy Financial Guarantee Losses and Loss Expense Reserves (including Subrogation Recoverables)
The legacy financial guarantee ("LFG") business includes the activities of AAC and its wholly owned subsidiaries, including Ambac UK, and are reported as discontinued operations in the Consolidated Financial Statements. Refer to Note 5. Discontinued Operations to the Consolidated Financial Statements, included in Part II, Item 8 in this Annual Report on Form 10-K for a discussion of the pending sale of these entities to the Buyer. As a result of the pending sale, the LFG loss and loss adjustment expense reserves and subrogation recoverable assets (collectively defined as "loss reserves") discussed in this section are reported within liabilities held-for-sale and assets-held-for sale, respectively, on the consolidated balance sheet.
A loss reserve is recorded on the balance sheet on a policy-by-policy basis at the present value ("PV") of expected net claim cash outflows or expected net recovery cash inflows, discounted at risk-free rates. The estimate for future net cash flows considers the likelihood of all possible outcomes that may occur from missed principal and/or interest payments on the insured obligation. This estimate also considers future recoveries related to contractual or subrogation-related cash flows.
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
As the probability of default for an individual credit increases and/or the severity of loss given a default increases, our loss reserve for that insured obligation will also increase. Political, economic, environmental, credit or other unforeseen events could have an adverse impact on default probabilities and loss severities. The loss reserves for many transactions are derived from the issuer’s creditworthiness. For public finance issuers, loss reserves will consider not only creditworthiness, but also political dynamics and economic status and prospects. The loss reserves for transactions which have no direct issuer support, such as most structured finance exposures, including RMBS and student loan exposures, are derived from the default activity and the estimated loss given default of the underlying collateral supporting the transactions. In addition, many transactions have a combination of issuer/entity and collateral support. Loss reserves reflect our assessment of the transaction’s overall structure, support and expected performance. Loss reserve volatility will be a direct result of the credit performance of our insured portfolio, including the number, size, bond types and quality of credits included in our loss reserves; our ability to execute workout strategies and commutations; economic and market conditions; and management's judgments with regards to the current performance and future developments within the insured portfolio. The number and severity of credits included in our loss reserves depend to a large extent on transaction specific attributes, but will generally increase during periods of economic stress and decline during periods of economic prosperity. Reinsurance contracts may mitigate future loss reserve volatility. While Ambac currently has minimal exposure ceded to reinsurers on financial guarantee credits with loss reserves, the existing reinsurance contracts would reduce future volatility to the extent loss reserves are established on those risks ceded to reinsurers. Loss reserve volatility will also be materially impacted by changes in interest rates from period to period.
The table below indicates the gross par outstanding and gross loss reserves (including loss expenses) related to policies in Ambac’s Financial Guarantee loss and loss adjustment expense reserves at December 31, 2024 and 2023:

	Gross Par Outstanding	Gross Loss and Loss Adjustment Expense Reserves
December 31, 2024
Structured Finance	$1,612,056	$424,073
Domestic Public Finance	834,370	58,688
Other	138,199	(10,625)
Loss expenses	—	(8,932)
Totals	$2,584,625	463,204
December 31, 2023
Structured Finance	$1,859,786	496,541
Domestic Public Finance	834,123	66,381
Other	1,144,195	(7,831)
Loss expenses	—	3,549
Totals	$3,838,104	558,640
See Note 5. Discontinued Operation to the Consolidated Financial Statements, included in Part II, Item 8 in this Annual Report on Form 10-K for a description of the cash flow and statistical methodologies used to develop loss reserves. The majority of our large loss reserves utilize the cash flow method of reserving. Various cash flow scenarios are developed to represent the range of possible outcomes and resultant future claim payments and timing. Scenarios and probabilities of each are adjusted regularly to reflect changes in status, outlook and our analysis and views. Significant judgment is used to develop the cash flow assumptions and related probabilities, and there can be no certainty that the scenarios or probabilities will not deviate materially from ultimate outcomes.
•In some cases, such as RMBS and student loans, cash flow projections include the modeling of a securitization's cash flows to determine the resources available to pay debt service on our insured obligations. During 2023, Ambac revised the model it uses to project RMBS collateral losses

Ambac Financial Group, Inc.	32	2024 Form 10-K

Table of Contents,
considering the seasoning of our RMBS exposure and management’s view that the most relevant determinant of prospective collateral performance is borrower payment status (e.g., loan status being current, delinquent, foreclosure, REO, etc.). Key assumptions impacting student loan cash flow models include projected loan defaults, recoveries and interest rates. During 2023, we revised our approach to projecting future defaults to both reflect the student loan collateral's seasoning and generally stable performance.
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
Variability of Expected Losses and Recoveries
Management believes loss reserves (present value of expected cash flows, net of recoveries) are adequate to cover future claim payments, but there can be no assurance that the ultimate liability will not be higher than such estimates.
While our LFG loss reserves reflect our judgment regarding issuers’ financial flexibility to adapt to adverse markets, they may not adequately capture sudden, unexpected or protracted uncertainty that adversely affects market conditions. Accordingly, it is possible that our estimated loss reserves, gross of reinsurance, for financial guarantee insurance policies could be understated. We have attempted to identify possible cash flows related to losses and recoveries using more stressful assumptions than the probability-weighted outcome recorded. The possible net cash flows consider the highest stress scenario that was utilized in the development of our probability-weighted expected loss at December 31, 2024, and assumes an inability to execute any commutation transactions with issuers and/or investors. Such stress scenarios are developed based on management’s view about all possible outcomes relating to losses and recoveries. In arriving at such view, management makes considerable judgments about the possibility of various future events. Although we do not believe it is possible to have stressed outcomes in all cases, it is possible that we could have stress case outcomes in some or even many cases. See “Risk
Factors” in Part I, Item 1A in this Annual Report on Form 10-K for further discussion of the risks relating to future losses and recoveries that could result in more highly stressed outcomes.
The occurrence of these stressed outcomes individually or collectively would have a material adverse effect on our results of operations and financial condition and may result in materially adverse consequence for Ambac, including (without limitation) impairing the ability of AAC to honor its financial obligations, particularly its outstanding surplus note and preferred stock obligations; the initiation of rehabilitation proceedings against AAC; and a significant drop in the value of securities issued or insured by AAC. The possible increase in loss reserves for which we have an estimate of expected loss at December 31, 2024, could be approximately $265,000.
Business Combinations
The acquired entities comprising the Insurance Distribution segment primarily represent business combinations that were accounted for under the acquisition method of accounting. The acquisition method requires us to allocate the total consideration transferred for each acquisition to the assets acquired, liabilities assumed and noncontrolling ("NCI") interests based on their fair values as of the date of acquisition, including identifiable intangible assets. The allocation of the consideration utilizes significant estimates in determining the fair values of net assets acquired, which primarily consist of customer relationship intangible assets, redeemable NCI interests and nonredeemable NCI interests.
The valuation method used to determine customer relationship intangible assets was the multi period excess earnings method "(MPEEM"), which quantifies the residual (or excess) cash flows generated by the intangible asset and discounts those cash flows to their present value. The significant assumptions used in determining the fair value of customer relationships include estimated revenue growth, customer attrition rates, operating margins, and discount rate. These estimates directly impact the amount of identified intangible assets recognized and the related amortization expense in future periods. As of December 31, 2024 and 2023, an aggregate of $333,562 and $47,289, respectively, of acquired intangible assets, net of accumulated amortization, was recorded on the Consolidated Balance Sheets, of which $323,720 and $44,585, respectively, represented customer relationships.
The valuation method to determine the fair value of redeemable NCI interests and related put and call options was the Monte Carlo Simulation. The significant fair value assumptions used in the simulation include the exercise thresholds, EBITDA forecasts, discount rate and long-term growth rate. The valuation method to determine the fair value of nonredeemable NCI interests, which do not contain put or call options, was the discounted cash flow approach. The significant fair value assumptions used in the model include estimated long term revenue and expense forecasts and the discount rate.
The excess of purchase price over the fair value of assets acquired, liabilities assumed, and NCI interests (both redeemable and nonredeemable) is recorded as goodwill. We may refine our estimates and make adjustments to the assets

Ambac Financial Group, Inc.	33	2024 Form 10-K

Table of Contents,
acquired and liabilities assumed over a measurement period, not to exceed one year from the date of acquisition.
Intangible asset impairment and useful life evaluation
We review acquired finite-lived intangible assets that are being amortized for impairment whenever events or changes in circumstance indicate that their carrying amount may not be recoverable. Qualitative factors considered include any adverse developments in regulation, unfavorable market conditions, or the extent to which an asset will be utilized. We do not believe there will be a material change in the estimates or assumptions used to calculate impairments or useful lives of amortizable intangible assets. However, if actual results are not consistent with our estimates and assumptions, we may be exposed to an acceleration of amortization or impairment losses that could be material.
Goodwill impairment evaluation
We perform the impairment assessment of goodwill at the reporting unit level within our Insurance Distribution segment on an annual basis or more frequently if circumstances indicate a possible impairment. The impairment test may first consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Examples of qualitative factors include, macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, entity-specific events, events affecting reporting units and sustained changes in our stock price. If results of the qualitative assessment indicate a more likely than not determination or if we elect not to perform a qualitative assessment, a quantitative test is performed by comparing the estimated fair value using an income approach or market approach for each reporting unit with its estimated carrying value. For the 2024 annual impairment evaluation, we performed a qualitative assessment for certain reporting units and for other reporting units we elected to bypass the qualitative evaluation and perform quantitative tests. There was no goodwill impairment for any of the reporting units.
Under the quantitative assessment, the determination of fair value includes assumptions, which are considered Level 3 inputs, that are subject to risk and uncertainty. We consider different valuation approaches in the quantitative assessment. The income approach uses discounted cash flows which are dependent on subjective factors including the timing of future cash flows, the underlying margin projection assumptions, future growth rates and the discount rate. The market approach uses valuation multiples and is dependent on subjective factors including the determination of industry market multiples and EBITDA forecasts. Additionally, to corroborate our estimated fair value, we perform a market capitalization reconciliation to determine if the implied control premium is reasonable. If our assumptions or estimates in our fair value calculations change or if any of the above subjective factors vary from what was expected, this may impact our impairment analysis and result in a decline in fair value that may trigger future impairment charges.
RESULTS OF OPERATIONS
The following discussion of results of operations for the years ended December 31, 2024, 2023 and 2022 should be read along with the financial statements included in this Annual Report on Form 10-K.
Net loss from continuing operations for the years ended December 31, 2024, 2023 and 2022, was $58,921, $23,232 and $35,244, respectively. The net loss variance in 2024 compared to 2023 was primarily driven by: (i) higher costs related to acquisitions and integrations of $26,821, (ii) higher restructuring costs of $7,600, (iii) higher intangible amortization of $13,450 and (iv) interest expense on short-term debt of $9,379, partially offset by higher Everspan income, including the $7,500 gain on the sale of CNIC, and continuing growth of Insurance Distribution business.
The net loss variance in 2023 compared to 2022 was primarily driven by higher net investment income of $8,655 and growth of both the Specialty Property and Casualty Insurance and Insurance Distribution businesses flowing from higher net premiums earned of $38,042 from Everspan and higher commission income of $20,586 from Insurance Distribution.
A summary of our financial results is shown below:

Year Ended December 31,	2024	2023	2022
Revenues:
Net premiums earned	$99,005	$51,911	$13,869
Commission income	92,023	51,281	30,695
Program fees	13,506	8,437	3,095
Net investment income	14,448	13,159	4,503
Net investment gains (losses), including impairments	(497)	19	(62)
Net gains (losses) on derivative contracts	4,016	(279)	935
Other income	13,314	200	577
Expenses:
Losses and loss adjustment expenses	72,626	36,712	9,071
Policy acquisition costs	23,666	10,557	2,535
Commission expense	40,876	29,465	17,641
General and administrative expenses	129,166	66,985	56,278
Intangible amortization	17,602	4,152	2,921
Interest expense	9,379	—	—
Provision (benefit) for income taxes from continuing operations	(924)	(989)	(462)
Net income (loss) from continuing operations	(58,921)	(23,232)	(35,244)
Net income (loss) from discontinued operations, net of income taxes	(497,167)	28,183	557,364
Net income (loss)	(556,088)	4,951	522,120
Less: net (gain) loss attributable to NCI	(361)	(1,319)	(871)
Plus: gain on purchase of auction market preferred shares	—	—	1,131
Net income (loss) attributable to Ambac shareholders	$(556,449)	$3,632	$522,380

Ambac Financial Group, Inc.	34	2024 Form 10-K

Table of Contents,
Ambac's results for the year ended December 31, 2024 compared to the year ended December 31, 2023, and for the year ended December 31, 2023 compared to the year ended December 31, 2022 were impacted by the following:
•Ambac's acquisitions within the Insurance Distribution segment have a significant impact on the comparability of results between 2024, 2023 and 2022. Effective July 31, 2024, Ambac acquired 60% of Beat. Effective August 1, 2023, Ambac acquired 80% of Riverton. Effective November 1, 2022, Ambac acquired 85% of All Trans and 80% of Capacity Marine.
•In the fourth quarter of 2024, the pending sale of AAC was determined to qualify for discontinued operations presentation, resulting in a loss from disposal of $570,145 reported within loss from discontinued operations in 2024. The income (loss) from discontinued operations were (497,167), 28,183 and 557,364 for the years ended December 31, 2024, 2023 and 2022. Refer to Note 5. Discontinued Operation for further details of these amounts.
The following describes the consolidated results of continuing operations of Ambac and its subsidiaries for 2024, 2023 and 2022.
Gross Premiums Written. Gross premiums written increased $109,484 for the year ended December 31, 2024, and $126,908 for the year ended December 31, 2023, compared to the comparable prior year periods, as shown below.

Year Ended December 31,	2024	2023	2022
Gross Premiums Written	$382,771	$273,287	$146,379
Growth is primarily driven by the number and size of active programs. As of December 31, 2024, 2023, and 2022 we had 27, 23 and 14 programs across approximately ten lines of business, with a focus on the casualty sector and minimal property exposure.
Net Premiums Written. Net premiums written increased $8,858 for the year ended December 31, 2024 and $51,270 for the year ended December 31, 2023, compared to the comparable prior year periods, as shown below:

Year Ended December 31,	2024	2023	2022
Net Premiums Written	$88,682	$79,824	$28,554
Growth in net premiums written will typically track gross premiums written, but will also be impacted by the percentage of each program Everspan retains. Everspan typically retains up to 30% of each program. For the years ended December 31, 2024, 2023 and 2022, Everspan retained 23%, 29% and 17% of gross written premiums, respectively. The increased retention rate in 2023 compared to 2022 was driven by Everspan's participation on two assumed reinsurance transactions which have an effective retention rate of 100%. Everspan exited one of those programs in the fourth quarter of 2024, which contributed to the decline in retention rate in 2024 as compared to 2023.
Net Premiums Earned. Net premiums earned for the year ended December 31, 2024, increased by $47,094 or 90.7% and for the year ended December 31, 2023, increased $38,042 or 274% compared to the respective priority years, as shown below.

Year Ended December 31,	2024	2023	2022
Net Premiums Earned	$99,005	$51,911	$13,869
The increase in net premiums earned was driven by the growth in net premiums written.
Commission Income and Commission Expense. The Insurance Distribution business earns commission income as a percentage of the premium it place with insurance, reinsurance and other capacity providers. In some cases, the Insurance Distribution business will also earn profit commissions based on the underwriting performance of the business that it underwrites Profit commissions by their nature may be volatile whereas base commissions tend to be more steady.
Commission income was $92,023 and $51,281 for the years ended December 31, 2024 and 2023, respectively. The increase was driven by organic growth in premiums placed as well as the acquisition of Beat in July 2024 and Riverton in August of 2023. Commission expense will largely track changes in gross commission.
For the year ended December 31, 2024 and December 31, 2023 commission expense was $40,876 and $29,465 representing approximately 43% and 56% of commission income in each respective period. The decrease in commission expense relative to commission income in 2024 relative to 2023 is primarily a result of the acquisition of Beat. When third parties are paid commissions to obtain business, the majority of Beat's commission income is reported net of any distribution and commission expenses, due to the nature of its program agreements. The majority of the Insurance Distribution Segment's other MGA/Us report their commission income gross of distribution and commission expenses.
Commission income was $51,281 compared to $30,695 for the years ended December 31, 2023 and 2022, respectively. Growth was primarily driven by acquisitions during each of the periods including Riverton in August 2023 and All Trans and Capacity Marine in November 2022. For the year ended December 31, 2023 commission expense was $29,465 compared to $17,641 for the year Ended December 31, 2022, representing approximately 57% of commission income in both periods.
Program Fees. Program fee revenues were $13,506, $8,437 and $3,095 for the years ended December 31, 2024, 2023 and 2022, respectively. Program fee revenues represent the recognition of ceding commissions in excess of direct acquisition costs received from reinsurers and minimum fees received from MGA/Us until related programs reach certain levels of premium ceded. Program fees are charged as a percentage of premiums ceded to reinsurers as a component of total ceding commissions. The growth is a function of higher premiums ceded to reinsurers; driven by the growth in premiums written.

Ambac Financial Group, Inc.	35	2024 Form 10-K

Table of Contents,
Net Investment Income. Net investment income consists of interest income, including the net effect of discount accretion and premium amortization, from fixed maturity securities classified as available-for-sale and net gains (losses) on pooled investment funds which are reported under the equity method. These funds and certain other investments are reported in Other investments on the Consolidated Balance Sheets. For further information about investment funds held, refer to Note 6. Investments to the Consolidated Financial Statements, included in Part II, Item 8 in this Annual Report on Form 10-K.
Net investment income was $14,448, $13,159, and $4,503 for the years ended years ended December 31, 2024, 2023 and 2022, respectively.
Net investment income increased in 2024 compared to 2023 due to higher average yields and growth of the Everspan investment portfolio, partially offset by lower average net short term investment balances resulting from the acquisition of Beat, and lower returns on fund investments.
The increase in 2023 compared to 2022 resulted primarily from higher yields and a larger consolidated investment portfolio, following AFG's sale of intercompany debt obligations (which were eliminated in consolidation) in late 2022.
Net Investment Gains (Losses), including Impairments. Net investment gains (losses) were $(497), $19, and $(62) during the years ended December 31, 2024, 2023 and 2022. During 2024, the net loss included credit impairments of $(6,516) on certain minority investments in development stage companies held by AFG, offset by realized gains of $6,016 arising from the redemption and conversion of convertible notes. Other gains (losses) related to sales in connection with routine portfolio management.
Net Gains (Losses) on Derivative Contracts. Net gains (losses) on derivative contracts include results from FX forward contracts used to manage currency risk within the Insurance Distribution segment, as well as by AFG to protect against currency fluctuations leading up to the purchase of Beat. Results also include changes in the fair value of warrants to purchase equity of certain development stage companies held by AFG.
Net derivatives gains in 2024 were driven by gains on AFG's FX forwards partially offset by fair value losses on owned warrants. Results for 2023 and 2022 reflect fair value changes on the warrants. There were no FX forward contracts in 2023 or 2022.
Losses and Loss Adjustment Expenses (Benefit). Losses and loss adjustment expenses increased $35,914 for the year ended December 31, 2024, compared to the prior year. The increase was primarily due to the growth of the business. Everspan's loss and LAE ratio was 73.4% and 70.7% for the years ended December 31, 2024 and 2023, respectively, inclusive of prior years adverse development of 4.7% and 0.3%, respectively. The shift in the loss and LAE ratio was driven by commercial auto loss experience in the prior accident years and a higher selected loss ratio for programs in runoff. In the fourth quarter of 2024 management decided to set loss reserves for programs that are runoff at the high end of the actuarial loss range, given these program can experience greater loss volatility than active programs. This change to set runoff reserves at the high end of the range resulted in a 1 percentage point increase in the loss and LAE ratio for the year ended December 31, 2024 compared to our prior reserving method. Everspan's loss and LAE ratio will vary based on changes in the lines of business underwritten and retained, loss reserving policy, loss development trends, inflation rates and other economic and industry specific factors. The increase in the loss and LAE ratio for the year ended December 31, 2024, compared to December 31, 2023, was partially offset by a benefit to acquisition costs as a result of sliding scale commission arrangements with program partners. Certain Everspan programs were structured to include sliding scale commission arrangements within a loss ratio range. These sliding scale arrangements help to partially mitigate net income volatility. Such benefit reduced the Specialty Property and Casualty Insurance segments expense ratio by 0.8% and 3.2% for the years ended December 31, 2024 and 2023, respectively.
Loss and loss expenses incurred increased for the year ended December 31, 2023, relative to the year ended December 31, 2022, primarily due to the growth of the business. Everspan's loss and LAE ratio was 70.7% and 65.4% for the years ended December 31, 2023 and 2022, respectively, inclusive of prior years adverse development of 0.3% and 0.2%, respectively. The shift in the loss and LAE ratio was primarily driven by commercial auto loss experience in the current accident year and the addition of non-standard personal auto and workers compensation programs through assumed reinsurance. The increase in the loss and LAE ratio for the year ended December 31, 2023, compared to the year ended December 31, 2022, was partially offset by a benefit to acquisition costs as a result of sliding scale commission arrangements with program partners. Such benefit reduced the Specialty Property and Casualty Insurance segments expense ratio by 3.2% and 1.3% for the years ended December 31, 2023 and 2022, respectively.
Loss and loss adjustment expenses incurred may be adversely impacted by increasing economic and social inflation, particularly within the commercial auto business. The impact of inflation on ultimate loss reserves is difficult to estimate, particularly in light of recent disruptions to the judicial system, supply chain, labor markets and the potential impact of the imposition of trade tariffs. In addition, going forward, we may not be able to offset the impact of inflation on our loss costs with sufficient price increases. The estimation of loss reserves may also be more difficult during extreme events, such as a pandemic, or during the persistence of volatile or uncertain economic conditions, due to, amongst other reasons, unexpected changes in behavior of judicial decisions, claimants and policyholders, including fraudulent reporting of exposures and/or losses. Due to the inherent uncertainty underlying loss reserve estimates, the final resolution of the estimated liability for loss and loss adjustment expenses will likely be higher or lower than the related loss reserves at the reporting date. In addition, our estimate of losses and loss expenses may change. These additional liabilities or increases in estimates, or a range of either, could vary significantly from period to period.
General and Administrative Expenses ("G&A"). The following table provides a summary of G&A expenses for the periods presented:

Ambac Financial Group, Inc.	36	2024 Form 10-K

Table of Contents,

Year Ended December 31,	2024	2023	2022
Compensation	$64,346	$48,468	$39,159
Non-compensation	64,820	18,517	17,119
Total	$129,166	$66,985	$56,278
The increase in 2024 compared to 2023 was primarily due to the following:
•Higher compensation costs of $15,878 primarily due to acquired MGAs in the Insurance Distribution segment partially offset by the favorable variance from the impact of performance factor adjustments on incentive compensation expense.
•Higher non-compensation costs of $46,303, driven primarily by higher acquisition related costs of $26,821, restructuring costs of $6,990 in anticipation of the sale of AAC, higher Insurance Distribution expenses of $7,707 driven mostly by the increased scale of the business, and and the write-down of certain capitalized software costs. Growth in Specialty Property and Casualty Insurance also contributed to higher overall costs.
The increase in G&A expenses in 2023 compared to 2022 was primarily due to the following:
•Higher compensation costs associated with acquisitions and the growth of the Insurance Distribution and Specialty Property and Casualty Insurance businesses, and the adverse variance from the impact of performance factor adjustments on incentive compensation expense.
•Higher non-compensation expenses related to acquisitions in the Insurance Distribution segment.
Intangible Amortization. Intangible amortization was $17,603, $4,152 and $2,921 for the years ended years ended December 31, 2024, 2023 and 2022; all increases relate to acquisitions within the Insurance Distribution segment.
Interest Expense. Interest expense for the year ended December 31, 2024 was $9,379, related to the short-term debt used in funding the Beat acquisition. No interest expense was incurred in the company's continuing operations for the year ended December 31, 2023 and 2022.
Provision for Income Taxes. The provision for income taxes (benefit) from continuing operations for the years ended December 31, 2024, 2023 and 2022, was $(924), $(989) and $(462) , respectively.
At December 31, 2024, the Company had approximately $3,615,708 of U.S. Federal net ordinary operating loss carryforwards, including approximately $1,663,087 at AFG.

Results of Operations by Segment

Specialty Property and Casualty Insurance
Year Ended December 31,	2024	2023	2022
Gross premiums written	$382,771	$273,287	$146,379
Net premiums written	88,682	79,824	28,554
Revenues:
Net premiums earned	$99,005	$51,911	$13,869
Net investment income	6,399	3,795	1,605
Net investment gains (losses), including impairments	1	(36)	(46)
Program fees	13,506	8,437	3,095
Other income	7,409	(6)	(58)
Total	126,320	64,101	18,465
Expenses:
Losses and loss adjustment expenses	72,626	36,712	9,071
Policy acquisition costs	23,666	10,557	2,535
General and administrative expenses	17,806	16,449	13,205
Net (gain) loss attributable to NCI interest	2	(1)	15
EBITDA	12,222	$383	$(6,346)
Pretax income (loss) from continuing operations	$12,222	$383	$(6,346)

Retention Ratio (1)	23.2%	29.2%	19.5%

Loss and LAE Ratio (2)	73.4%	70.7%	65.4%
Expense Ratio (3)	28.2%	35.8%	91.2%
Combined Ratio (4)	101.6%	106.5%	156.6%

Ambac's stockholders equity (5)	$133,266	$121,678	$112,363
(1)Retention ratio is defined as net premiums written divided by gross premiums written.
(2)Loss and LAE ratio is defined as losses and loss expenses incurred divided by net premiums earned.
(3)Expense Ratio is defined as acquisition costs and general and administrative expenses, reduced by program fees, divided by net premiums earned.
(4)Combined ratio is defined as Loss and LAE ratio plus Expense Ratio.
(5)Represents Ambac stockholders equity in the Specialty Property and Casualty Insurance segment, including intercompany eliminations.
The Specialty Property and Casualty Insurance segment has grown significantly since underwriting its first program in May 2021. Twenty-seven programs were authorized to issue policies as of December 31, 2024. The growth in both the number and size of these programs has contributed to the increase in gross and net premiums written, net premiums earned, program fees, losses and loss adjustment expenses incurred and amortization of deferred acquisition costs. Additionally, EBITDA and pre-tax income has increased since 2022 due to the growth of the business and, in 2024, due to the gain on sale of CNIC, resulting in a gain of approximately $7,500 The combined ratios have decreased since 2022 as Everspan has begun to gain scale, diversify its book of net insured business and benefit from sliding scale commissions that helped to partially moderate changes in the loss and LAE ratio.

Ambac Financial Group, Inc.	37	2024 Form 10-K

Table of Contents,
G&A Expenses General and administrative costs increased for the year ended December 31, 2024, relative to the year ended December 31, 2023, primarily resulting from the growth in Everspan's staffing and operations. The impact of growing operations was muted in 2023 compared to 2022 by costs incurred in 2022 in connection with the acquisition of additional shell insurance companies.

Insurance Distribution
Year Ended December 31,	2024	2023	2022
Premiums placed	$493,372	$230,606	$135,467

Commission income	$92,023	$51,281	$30,695
Commission expense	40,876	29,465	17,641
Net commissions	51,147	21,816	13,054
Net investment income	787	64	—
Net gains (losses) on derivatives	106	—	—
Other income (expense)	6,320	200	715
Expenses:
General and administrative expenses	38,707	10,598	6,293
EBITDA	19,653	11,483	7,476
Depreciation	8	42	31
Intangible amortization	17,602	4,152	2,921
Pretax income (loss)	$(7,809)	$7,289	$4,524

Ambac's stockholders equity (1)	$276,886	$105,377	$92,802
(1)    Represents the share of Ambac stockholders equity for each subsidiary within the Insurance Distribution segment, including intercompany eliminations.
Ambac's Insurance Distribution companies are compensated for their services primarily by commissions paid by insurance carriers for underwriting, structuring and/or administering polices and, in some cases, the managing of claims under an agency agreement. Commission revenues are usually based on a percentage of the premiums placed. In addition, we are eligible to receive profit sharing contingent commissions on certain of its programs based on the underwriting results of the policies it places with the carrier, which may cause some variability in revenue and earnings.
The Insurance Distribution segment placed premiums for its carriers of approximately $493,372 for the year ended December 31, 2024, up $262,766 or 114% as compared to the year ended December 31, 2023. The increase was primarily driven by acquisitions and organic growth. Premiums placed were approximately $230,606 for the year ended December 31, 2023, up $95,139 or 70% compared to the year ended December 31, 2022. The increase was primarily driven by acquisitions and organic growth.
The Insurance Distribution pretax loss for the year ended December 31, 2024, was ($7,810), down $15,098 or 207%, compared to year ended December 31, 2023. The decrease was primarily driven by an increase in intangible amortization and interest expense related to acquisitions. Pretax income for the year end December 31, 2023, was $7,288, up $2,765 or 61% compared to December 31, 2022. The increase was primarily driven by an increase in commission income due to acquisitions and organic growth.
The Insurance Distribution EBITDA for the year ended December 31, 2024 was $19,653, up $8,170 or 71% compared to the year ended December 31, 2023. The increase was primarily driven by increase in commission income due to acquisitions and organic growth. The EBITDA for the year ended December 31, 2023, was $11,483, up $4,007 or 54% compared to the year ended December 31, 2022. The increase was primarily driven by increase in commission income due to acquisitions and organic growth.
Insurance Distribution businesses may experience seasonal impacts on their revenues and operations. For example, Employer Stop Loss business, our largest A&H line of business, has seasonality in January and July, which results in revenue and earnings concentrations in the first and third quarters each calendar year. Seasonal impacts on the Insurance Distribution segment, and therefore Ambac's results, may increase or decrease over time depending on the relative growth of certain classes of business as well as acquisitions.
G&A Expenses General and administrative expenses for the year ended December 31, 2024, increased as compared to the year ended December 31, 2023, as a result of the addition of the operating expenses of Riverton and Beat, which were acquired in August 2023 and August 2024, respectively. General and Administrative expenses for the year ended December 31, 2023, increased as compared to the year ended December 31, 2022, as a result of the addition of the operating expenses of All Trans and Capacity Marine which were both acquired in November 2022, and Riverton acquisition in August 2023.
Corporate
Corporate consists of our holding company and shared services operations ("Corporate"). Corporate provides financial, technological and human resources to Ambac's two segments and is responsible for the function of AFG as a publicly traded company.
Corporate revenues totaled $10,259 and $9,080 and $3,737 for the years ended December 31, 2024, 2023 and 2022, respectively. Corporate revenue is mostly generated from investment of AFG's liquid resources and investment results from its previously made strategic investments, including certain investments in MGA/Us and an insurtech fund. Investment revenues comprised of net investment income and net investment gains (losses), including impairments were $6,764, $9,353 and $2,883 in 2024, 2023 and 2022, respectively. The decline from 2023 to 2024 is attributable to the use of liquid resources for the acquisition of Beat. The increase from 2022 to 2023 reflected higher short-term yields and investment of funds that were in intercompany investments for part of 2022. Corporate also had net derivative gains in 2024 of $3,910 related to FX hedging of the purchase price of Beat. The remainder of Corporate revenues in the periods were driven by derivative gains and losses on a warrant to purchase equity of a minority owned MGA/U.
As a result of the Company reporting the results of operations of AAC as discontinued operations, certain corporate costs charged to AAC have been reported in Net income from continuing operations and included in Corporate expenses for all years presented. Corporate expenses were $74,516 for the year ended

Ambac Financial Group, Inc.	38	2024 Form 10-K

Table of Contents,
December 31, 2024, up $33,542 from the year ended December 31, 2023. Corporate expenses for the year ended 2024 and 2023 included compensation expenses of $25,791 and $29,664 and non-compensation and depreciation expense of $48,725 and $11,310, respectively. The increase in non-compensation corporate expenses from 2023 to 2024 mainly related to higher acquisition related costs of $26,821 including legal and advisory fees associated with the Beat acquisition, restructuring costs of $6,990 in anticipation of the sale of AAC, and the write-down of certain capitalized software costs.
Corporate expenses were $40,974 for the year ended 2023, up $3,353 for the year ended 2022. The increase in Corporate expenses from 2022 to 2023 mainly related to compensation from growing the Cirrata businesses. Corporate expenses for the year ended 2023 and 2022 included compensation expenses of $29,664 and $26,842 and non-compensation and depreciation expense of $11,310 and $10,779, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Holding Company Liquidity
AFG is a holding company organized as a legal entity separate and distinct from its operating subsidiaries. AFG’s liquidity is primarily dependent on its net assets, excluding the operating subsidiaries that it owns, totaling $119,214 as of December 31, 2024, and $146,583, as of December 31, 2023, and secondarily on investment income, distributions, tax and expense sharing payments from its operating subsidiaries and third party capital (e.g. from credit facilities and equity issuance).

December 31,	2024	2023
Cash and short-term investments	$74,423	$96,563
Other investments (1)	28,117	32,392
Other net assets	16,674	17,628
Total	$119,214	$146,583
(1)Includes strategic debt and minority equity investments in insurance services businesses of $20,617 and $26,420 at December 31, 2024 and 2023, respectively.
The decrease in AFG net assets, excluding its equity investments in subsidiaries, during 2024 was driven by net cash outflows for the acquisition of Beat Capital Partners Limited ("Beat"), transaction costs associated with the sale of AAC, and other operating expenses, partially offset by interest income and distributions received from Insurance Distribution subsidiaries.
•Effective July 31, 2024, AFG closed the acquisition of a 60% controlling interest in Beat. In connection with the acquisition, Cirrata incurred $150,000 of debt maturing in 364-days funded by a global bank (the "Credit Facility"). Repayment of debt under the Credit Facility is guaranteed by AFG. AFG is required to repay this debt upon the closing of the sale of AAC or otherwise refinance such short-term debt with longer-term debt. The Credit Facility includes covenants that restrict our ability to manage capital resources by limiting, among other actions, the issuance of debt or capital stock; the creation of liens; the disposition of assets; engaging in transactions with affiliates; making restricted payments, including dividends and the purchase or redemption of capital stock; and making acquisitions and other investments. The Credit Facility also requires the prepayment of the borrowings thereunder with proceeds of certain debt or equity issuances and certain asset sales. These requirements will impact our financial and operational flexibility while the Credit Facility remains in place.
•Everspan's ability to make future dividend payments will mostly depend on its future profitability relative to its capital needs to support growth. Everspan is not expected to pay dividends in the near term.
•Under an inter-company cost allocation agreement, AFG is reimbursed by its subsidiaries, including AAC through the date of its sale, for a portion of certain operating costs and expenses
•If AFG were to not sell AAC, its ability to receive dividends from AAC and the timing of any such potential dividends would depend on receipt of regulatory approval and the satisfaction of certain obligations senior to AFG's equity interest.
•Cirrata does not have any regulatory restrictions on its ability to make distributions. AFG received distributions from Cirrata of $10,739 and $8,032 during the years ended December 31, 2024 and 2023.
Subject to the required approvals for the sale of AAC as described in Note 5. Discontinued Operation, AFG will receive proceeds of $420,000. From the proceeds, AFG, is required to purchase AAC's co-investment ($62,000 plus a 7.5% return from the date of funding) in Cirrata V LLC, the holding company established to acquire Beat, repay the Credit Facility ($150,000 plus any accrued and unpaid interest) and pay other transaction expenses.
AFG's principal uses of liquidity are: (i) the payment of operating expenses, including interest on indebtedness and costs to explore opportunities to grow and diversify Ambac and (ii) making capital investments to acquire, grow and/or capitalize new and/or existing businesses; such capital investments include investments in technology to support the efficient operation of our Specialty Property and Casualty Insurance and Insurance Distribution businesses.
•Funding puts, calls and other capital commitments could require payments from AFG, the magnitude of which may depend on the performance of the underlying businesses and other considerations, of approximately $358,000 through 2030.
•AFG may also provide short-term financial support, primarily in the form of loans, to its operating subsidiaries to support their operating requirements. AFG supported the development of the Specialty Property and Casualty Insurance business, and its acquisitions, with cash contributions of $6,000 to the Everspan group of companies during the year ended December 31, 2023.
In the opinion of the Company’s management, the net assets of AFG are currently sufficient to meet AFG’s current liquidity

Ambac Financial Group, Inc.	39	2024 Form 10-K

Table of Contents,
requirements. However, events, opportunities or circumstances could arise that may cause AFG to seek additional capital (e.g. through the issuance of debt, equity or hybrid securities).
Operating Companies' Liquidity
Insurance:
Sources of liquidity for Everspan are primarily through funds generated from premiums, reinsurance recoveries, fees, investment income and maturities and sales of investments.
Cash provided from these sources is used primarily for claim payments, loss expenses, acquisition costs, operating expenses, reinsurance payments and purchases of securities and other investments.
Everspan manages its liquidity risk by projecting cash flows and maintaining specified levels of cash and short-term investments at all times. It is the opinion of the Company’s management that the insurance subsidiaries’ near term liquidity needs will be adequately met from the sources described above.
Insurance Distribution:
The liquidity requirements of our Insurance Distribution subsidiaries are met primarily by funds generated from commission (both base and profit commissions) and fees. Base commissions and fees are generally received monthly, whereas profit commissions are received only if the business underwritten is profitable. Cash provided from these sources is used primarily for commissions paid to sub-producers, operating expenses and distributions to AFG and other members.
Consolidated Cash Flow Statement Discussion
The following table summarizes the net cash flows for continuing operations for the periods presented.

Year Ended December 31,	2024	2023	2022
Cash provided by (used in):
Operating activities	$762	$36,948	$70,368
Investing activities	(166,371)	(26,679)	(41,162)
Financing activities	194,219	(10,986)	(19,235)
Net cash flow	$28,610	$(717)	$9,971
Operating Activities for Continuing Operations
Operating cash flows during the year ended December 31, 2024 were adversely impacted by transaction related costs for the acquisition of Beat and the sale of AAC, together with interest payments on Cirrata's short term borrowing. Operating cash flows for the year ended December 31, 2023, were lower than 2022 primarily due to the receipt of accrued interest in connection with the sale of AAC surplus note investments during 2022, partially offset by growth in the Everspan and Cirrata businesses.
Future operating cash flows will primarily be impacted by net premium collections, investment coupon receipts, fee and net commission revenues, operating expenses, net claim and loss expense payments and debt interest payments.
Investing Activities for Continuing Operations
Investing activities for the year ended December 31, 2024, included net cash used in the Beat acquisition of $243,776 and net cash proceeds from the sale of CNIC of $14,119.
Investing activities for the years ended December 31, 2023, and December 31, 2022 included net cash used in MGA/U acquisitions of $6,953 and $18,442, respectively.
Financing Activities for Continuing Operations
Financing activities for the year ended December 31, 2024, included borrowing of $147,000 under a short-term credit facility and receipt of a $62,000 co-investment from AAC (discontinued operation) to fund the acquisition of Beat and share repurchases of $11,698. Concurrent with the AAC Sale, AFG will purchase AAC's co-investment for an amount equal to AAC's $62,000 investment plus 7.5% per annum thereon.
Financing activities for the years ended December 31, 2023, and December 31, 2022, included share repurchases of $4,510 and $14,217, respectively.
Cash Flows from Discontinued Operations
Cash flows pertaining to discontinued operations are reported separately on the Consolidated Statements of Cash Flows. The primary driver of the cash flows from discontinued operations was the continued run-off of the financial guarantee business. Since the agreement to sell AAC, the operations have been substantially separated and the potential impacts on future liquidity to the continuing operations are expected to be insignificant.
BALANCE SHEET
Total assets decreased by approximately $369,942 from December 31, 2023, to $8,058,378 at December 31, 2024, (decrease of $1,249,256 related to discontinued operation, partially offset by an increase of $879,314 from continuing operations).
Total liabilities decreased by approximately $133,770 from December 31, 2023, to $6,862,857 as of December 31, 2024, (decrease of $654,181 relating to discontinued operation, partially offset by an increase of $520,411 from continuing operations).
As of December 31, 2024, total stockholders’ equity was $1,054,661, compared with total stockholders’ equity of $1,414,614 at December 31, 2023. This decrease was primarily the result of the net loss attributable to common stockholders for the year ended December 31, 2024 of $556,449 and translation losses on the consolidation of AFG's foreign subsidiaries of $22,156, partially offset by increases to nonredeemable NCI of $149,095 due to the Beat acquisition, adjustments to the redemption value of redeemable NCI of $53,210 and the issuance of common stock for the Beat acquisition of $29,229.

Ambac Financial Group, Inc.	40	2024 Form 10-K

Table of Contents,
Discontinued Operation:
Assets and Liabilities Held-for-Sale. Assets held-for-sale decreased to $6,267,200 at December 31, 2024, from $7,516,456 as December 31, 2023. The decrease is primarily due to the recording of a valuation allowance for the loss on disposal of AAC of $570,145 and a decrease in VIE assets of $523,974. Liabilities held-for-sale decreased to $5,887,685 at December 31, 2024, from $6,541,866 as December 31, 2023, primarily due to a decrease in VIE liabilities of $511,689. VIE assets and liabilities decreased primarily due to paydowns and the impact of exchange rates on balances denominated in British Pound Sterling.

Continuing Operations:
The following discusses changes in assets, liabilities and stockholders' equity, excluding assets and liabilities held-for-sale related to the pending sale of AAC, as of December 31, 2024, compared to December 31, 2023.
Ambac's acquisition of a controlling interest in Beat had a significant impact on the comparability of the balance sheet between December 31, 2024 and December 31, 2023. Refer to Note 4. Business Combination to the Consolidated Financial Statements included in this Annual Report on Form 10-K for details of the assets and liabilities acquired at the acquisition date.
Assets:
Investment Portfolio
Ambac's investment portfolio is managed under established guidelines designed to meet the investment objectives of Everspan and AFG. Invested assets of the Cirrata companies consist solely of cash, short-term investments and other money market funds. Refer to "Description of the Business — Investments and Investment Policy" in this Annual Report on Form 10-K located in Part I. Item 1, for further description of Ambac's investment policies and applicable regulations.
The following table summarizes the composition of Ambac’s investment portfolio, at carrying value at December 31, 2024 and 2023:

	December 31, 2024				December 31, 2023
	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consolidated	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consolidated
Fixed maturity securities	$157,020	$—	$—	$157,020	$121,304	$—	$13,920	$135,224
Short-term	35,727	27,435	64,439	127,601	41,172	3,651	155,688	200,511
Other investments	—	176	28,117	28,293	—	—	18,316	18,316
Total investments	$192,747	$27,611	$92,556	$312,914	$161,976	$3,651	$187,924	$354,051
Refer to Note 6. Investments to the Consolidated Financial Statements in this Annual Report on Form 10-K located in Part II. Item 8 for information about the composition of fixed maturity securities and other investments by asset class.

Ambac Financial Group, Inc.	41	2024 Form 10-K

Table of Contents,
The following charts provide the ratings distribution of the fixed maturity investment portfolio based on fair value at December 31, 2024 and 2023. Ratings represent the lower of ratings provided by S&P or Moody's when ratings are available from both agencies.
Premium Receivables. Ambac's premium receivables increased to $57,222 at December 31, 2024, from $45,893 at December 31, 2023. As further discussed in Note 8. Insurance Contracts to the Consolidated Financial Statements, in this Annual Report Form 10-K located in Part II. Item 8, the increase is primarily due to growth in the Specialty Property and Casualty Insurance Segment. All premium receivables are in a payment currency of U.S. Dollars.
Reinsurance Recoverable on Paid and Unpaid Losses. Ambac has reinsurance in place pursuant to quota share, surplus share treaty and facultative agreements. To minimize its exposure to losses from reinsurers, Ambac (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties under certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised in the event of rating agency downgrades of a reinsurer (among other events and circumstances). For those reinsurance counterparties that do not currently post collateral, Ambac’s reinsurers are well capitalized, highly rated, authorized capacity providers. Ambac benefited from letters of credit and collateral amounting to approximately $62,792 from its reinsurers at December 31, 2024.
As of December 31, 2024 and 2023, reinsurance recoverable on paid and unpaid losses were $306,191 and $164,997, respectively, an increase driven from the growth of the Specialty Property and Casualty Insurance Segment.
Intangible Assets, net of accumulated depreciation. Intangible assets includes (i) intangible assets established as part of the acquisition of Xchange in 2020, All Trans and Capacity Marine in 2022, Riverton in 2023 and Beat in 2024; and (ii) indefinite-lived intangible assets established as part of the acquisition of admitted carriers in both 2021 and 2022.
As of December 31, 2024 and 2023, net intangible assets totaled $344,775 and 61,403, respectively. The increase is driven by intangibles established from the acquisition of Beat, partially offset by amortization and foreign currently translation.
Goodwill. As of December 31, 2024 and 2023, goodwill totaled $418,235 and $69,694 respectively. The increase is primarily driven by the acquisition of Beat and goodwill of $357,316. All of the goodwill was assigned to the Insurance Distribution segment.
Liabilities:
Loss and Loss Adjustment Expense Reserves. Loss and loss adjustment expense reserves are estimates of the ultimate liability for unpaid losses and loss expenses for claims that have been reported and claims that have been incurred, but not yet reported as of the balance sheet date.
Loss and loss adjustment expense reserves by line of business were as follows as of December 31, 2024 and 2023

	December 31, 2024		December 31, 2023
Line	Gross	Net	Gross	Net
Commercial Auto	$158,471	$28,720	$107,005	$21,913
Excess and General Liability	85,459	14,857	22,865	3,925
Workers Compensation	14,465	14,465	5,246	5,246
Non-standard personal auto	12,689	12,000	5,843	5,136
Surety	11,217	—	4,763	—
ULAE	12,238	6,578	6,085	4,527
Other (1)	54,523	2,177	45,282	41
Loss and Loss Expense Reserves	$349,062	$78,797	$197,089	$40,788
(1)    Includes $35,146 and $0 loss and loss expense reserves on a gross and net of reinsurance basis at December 31, 2024 and $43,751 and $0 loss and loss expense reserves on a gross and net of reinsurance basis at December 31, 2023 related to legacy liabilities obtained from the acquisitions of Providence Washington Insurance Company, Greenwood Insurance Company and Consolidated Specialty Insurance Company. All legacy liabilities remain obligations of affiliates of the sellers through reinsurance.
The process for determining the level of loss and loss adjustment expense reserves is subject to certain estimates and judgments. Refer to the "Critical Accounting Policies and Estimates" and “Results of Operations” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations, in addition to Basis of Presentation and Significant Accounting Policies and Loss Reserves sections included in Note 2. Basis of Presentation and Significant Accounting Policies and Note 8. Insurance Contracts, respectively, to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K, for further information on loss and loss adjustment expenses.

Ambac Financial Group, Inc.	42	2024 Form 10-K

Table of Contents,
Short-term Debt. Ambac borrowed under a short-term credit facility to provide partial funding of the acquisition of Beat in 2024. The carrying value of this short term debt is $150,000 as of December 31, 2024. Ambac had no debt related to its continuing operations as of December 31, 2023.
Commission Payable. Commission payables are commissions due to sub producers for placing insurance contracts on behalf of the MGAs and amounts due to UK Syndicates that provide advanced commissions to fund short term liquidity needs for MGAs. The commission payable at December 31, 2024 and December 31, 2023 was $71,431 and $6,932. The increase is primarily due to higher advance commissions due from Syndicates.
Redeemable Noncontrolling Interest. The increase during 2024 was the net result of the remeasurement of the redemption value of put options provided to minority owners (NCI interest holders) of Cirrata entities acquired as if the put was exercised on December 31, 2024 and new put options issued during the acquisition of Beat during 2024. No put options are exercisable at December 31, 2024.
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
Everspan Indemnity Insurance Company
Everspan Indemnity Insurance Company’s statutory policyholder surplus was $125,235 at December 31, 2024, as compared to $108,051 at December 31, 2023.
The significant changes to policyholder surplus for the year ended December 31, 2024, were net income at Everspan Indemnity Insurance Company, including its subsidiaries, of $13,516 during the year ended December 31, 2024, primarily driven by the gain on sale of Consolidated National Insurance Company and continued growth of Specialty Property and Casualty Insurance Segment.
The significant differences between GAAP and SAP are that under SAP:
•Investment grade fixed maturity investments are stated at amortized cost and certain below investment grade fixed maturity investments are reported at the lower of amortized cost or fair value. Under GAAP, all fixed maturity investments are reported at fair value.
•Majority owned subsidiaries are not consolidated; rather, the equity basis of accounting is utilized and the carrying values of these investments are subject to admissibility tests. The carrying values of Providence Washington Insurance Company, Greenwood Insurance Company, Consolidated National Insurance Company, and Consolidated Specialty Insurance Company include a goodwill component representing the acquisition cost in excess of the related entity's statutory surplus. Goodwill is amortized over ten years under SAP. Under GAAP, the initial acquisition of the companies were recorded as asset acquisitions, which required i) all net assets to initially be recorded at fair value and ii) the acquisition costs in excess of the fair value of net assets to be allocated to the bases of certain types of assets based on their relative fair values, if applicable. Acquired assets include intangible assets with indefinite lives. Such assets are not amortized, but their estimated useful lives are reevaluated each reporting period. No goodwill is recorded for asset acquisitions.
•Acquisition costs and ceding commissions, other than excess ceding commissions, are expensed or recognized at the time of a transaction. Under GAAP, acquisition costs and ceding commissions are deferred and recognized over the life of the related transaction.
•Unearned premiums and loss reserves are presented net of ceded amounts, while under GAAP, they are reflected gross of ceded amounts.
NON-GAAP FINANCIAL MEASURES
In addition to reporting the Company’s quarterly financial results in accordance with GAAP, the Company is reporting non-GAAP financial measures: EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin, Organic Revenue Growth Rate (Insurance Distribution segment only), Adjusted Net Income and Adjusted Net Income Margin. These amounts are derived from our consolidated financial information, but are not presented in our consolidated financial results.
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
Beginning December 31, 2024, Ambac replaced the non-GAAP measure Adjusted Net Income with new non-GAAP measures Adjusted Net Income and Adjusted Net Income Margin and added Adjusted EBITDA and Adjusted EBITDA Margin to

Ambac Financial Group, Inc.	43	2024 Form 10-K

Table of Contents,
better align with other participants in the Property & Casualty insurance industry, including insurance carriers and other peers in the insurance distribution business.
The following paragraphs define each non-GAAP financial measure. A tabular reconciliation of the non-GAAP financial measure and the most comparable GAAP financial measure is also presented below.
EBITDA — EBITDA is net income (loss) from continuing operations before interest expense, income taxes, depreciation and amortization of intangible assets.

Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as net income (loss) from continuing operations before interest expense, income taxes, depreciation, amortization of intangible assets, change in fair value of contingent consideration and certain items of income and expense, including share-based compensation expense, acquisition and integration related expenses, severance, and other exceptional or non-recurring items, including those related to raising capital. We believe that adjusted EBITDA is an appropriate measure of operating performance because it eliminates the impact of income and expenses that may obfuscate business performance, and that the presentation of this measure enhances an investor's understanding of our financial performance.

	Year Ended December 31,
	2024				2023				2022
	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated
Net income (loss) from continuing operations	$10,469	$(6,881)	$(62,509)	$(58,921)	$335	$7,133	$(30,701)	$(23,232)	$(6,345)	$4,524	$(33,422)	$(35,244)
Adjustments:
Interest expense	—	9,379	—	9,379	—	—	—	—	—	—	—	—
Income taxes	1,753	(928)	(1,748)	(924)	48	156	(1,193)	(989)	(1)	—	(462)	(462)
Depreciation	—	481	1,864	2,345	—	42	1,036	1,078	—	31	841	872
Intangible amortization	—	17,602	—	17,602	—	4,152	—	4,152	—	2,921	—	2,921
EBITDA (1)	$12,222	$19,653	$(62,393)	$(30,518)	$383	$11,483	$(30,858)	$(18,991)	$(6,346)	$7,476	$(33,043)	$(31,913)
Add: Impact of noncontrolling interests	—	(6,448)	—	(6,448)	—	(2,102)	—	(2,102)	—	(1,463)	—	(1,463)
Ambac EBITDA	12,222	13,208	(62,396)	(36,966)	383	9,381	(30,858)	(21,093)	(6,347)	6,013	(33,043)	(33,377)
Net income margin	8.3%	(6.9)%	(609.2)%	(25.0)%	0.5%	13.8%	(338.1)%	(18.6)%	(34.4)%	14.4%	(894.1)%	(65.7)%
Net income margin to Ambac common stockholders	8.3%	(7.3)%	(609.2)%	(25.1)%	0.5%	11.3%	(338.1)%	(19.7)%	(34.3)%	11.6%	(894.1)%	(67.4)%
EBITDA margin	9.7%	19.8%	(608.1)%	(12.9)%	0.6%	22.3%	(339.8)%	(15.2)%	(34.4)%	23.8%	(884.0)%	(59.5)%
EBITDA margin to Ambac common stockholders	9.7%	13.3%	(608.1)%	(15.7)%	0.6%	18.2%	(339.8)%	(16.9)%	(34.4)%	19.1%	(884.0)%	(62.3)%
Add: Acquisition and integration related expenses	—	—	27,388	27,388	—	—	567	567	—	—	593	593
Add: Equity-based compensation expense	414	—	8,941	9,355	634	—	11,632	12,266	208	—	11,024	11,232
Add: Severance and restructuring expense	—	248	7,352	7,600	—	—	—	—	481	—	—	481
Add: Other non-operating (income) losses	(7,500)	—	2,318	(5,182)	—	—	279	279	—	—	(935)	(935)
Adjusted EBITDA	5,136	19,904	(16,397)	8,643	1,017	11,483	(18,380)	(5,879)	(5,658)	7,476	(22,361)	(20,543)
Adjusted EBITDA attributable to Ambac common stockholders	5,136	13,456	(16,397)	2,195	1,017	9,381	(18,380)	(7,981)	(5,658)	6,013	(22,361)	(22,006)
Adjusted EBITDA Margin	4.1%	20.1%	(159.8)%	3.7%	1.6%	22.3%	(202.4)%	(4.7)%	(30.6)%	23.8%	(598.2)%	(38.3)%
Adjusted EBITDA Margin to Ambac common stockholders	4.1%	13.6%	(159.8)%	0.9%	1.6%	18.2%	(202.4)%	(6.4)%	(30.6)%	19.1%	(598.2)%	(41.0)%

Organic Revenue Growth (Insurance Distribution only)
Organic revenue is based on commissions and fees for the relevant period by excluding (i) the first twelve months of commissions and fees generated from acquisitions and (ii) commissions and fees from divestitures (iii) and other items such as contingent commissions, profit commissions and the impact of changes in foreign exchange rates.
Organic revenue growth is the change in organic revenue period-to-period, with prior period results adjusted to (i) include commissions and fees that were excluded from organic revenue in the prior period and reached the twelve-month owned mark in the current period, and (ii) exclude commissions and fees related to divestitures from organic revenue.

Ambac Financial Group, Inc.	44	2024 Form 10-K

Table of Contents,
Organic revenue growth rate to Total revenue growth rate, the most directly comparable GAAP measure, for each of the periods indicated is as follows (in percentages):

	Year Ended December 31,			Year Ended December 31,
	2024	2023	% Growth	2023	2022	% Growth
Total Insurance Distribution revenue (1)	$99,236	$51,546	48.1%	$51,546	$31,410	64.1%
Less: Acquired revenues	(45,202)	—		(16,446)	—
Less: Profit commission and contingent commission income	(4,273)	(4,489)		(4,489)	(3,745)
Total Organic Revenue & Growth Percentage	$49,761	$47,057	5.4%	$30,611	$27,665	10.6%

(1)Total Insurance Distribution revenue includes investment income.
Adjusted Net Income and Adjusted Net Income Margin
We define Adjusted net income as net income (loss) from continuing operations attributable to Ambac adjusted for amortization of intangible assets, change in fair value of contingent consideration and certain items of income and expense, including share-based compensation expense, acquisition and integration related expenses, severance and non-recurring income and loss items that, in the opinion of management, significantly affect the period-over-period assessment of operating results, and the related tax effect of those adjustments. Per share amounts exclude any impact of revaluing non-controlling interests as otherwise reported under GAAP earnings per share. We believe that adjusted net income is an appropriate measure of operating performance because it eliminates the impact of income and expenses that may obfuscate business performance.

	Year Ended December 31,
	2024				2023				2022
	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated
Net income (loss) (Continuing Operations)	$10,469	$(6,881)	$(62,509)	$(58,921)	$335	$7,133	$(30,701)	$(23,232)	$(6,346)	$4,524	$(33,422)	$(35,244)
Adjustments:
Add: Acquisition and integration related expenses	—	—	27,388	27,388	—	—	567	567	—	—	593	593
Add: Intangible amortization	—	17,602	—	17,602	—	4,152	—	4,152	—	2,921	—	2,921
Add: Equity-based compensation expense	414	—	8,941	9,355	634	—	11,632	12,266	208	—	11,024	11,232
Add: Severance and restructuring expense	—	248	7,352	7,600	—	—	—	—	481	—	—	481
Add: Other non-operating income (losses) (1)	(7,500)	—	2,318	(5,182)	—	—	279	279	—	—	(935)	(935)
Adjusted net income (loss) before tax and NCI	3,383	10,969	(16,510)	(2,158)	969	11,285	(18,223)	(5,968)	(5,657)	7,445	(22,740)	(20,952)
Income tax effects	—	—	—	—	—	—	—	—	—	—	—	—
Adjusted net income (loss) before NCI	3,383	10,969	(16,510)	(2,158)	969	11,285	(18,223)	(5,968)	(5,657)	7,445	(22,740)	(20,952)
Net (income) loss attributable to NCI	—	(6,448)	—	(6,448)	—	(2,102)	—	(2,102)	—	(1,463)	—	(1,463)
Adjusted net income (loss) attributable to Ambac stockholders	$3,383	$4,521	$(16,510)	$(8,606)	$969	$9,183	$(18,223)	$(8,070)	$(5,657)	$5,982	$(22,740)	$(22,415)

(1)    Other non-operating expense includes one time add-backs related to gain on sale of CNIC, partially offset by losses related to minority interest strategy and write down of certain capitalized software. costs.

Ambac Financial Group, Inc.	45	2024 Form 10-K

Table of Contents,

	Year Ended December 31,
	2024				2023				2022
	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated
Net income (loss) margin	8.3%	(6.9)%	(609.2)%	(25.0)%	0.5%	13.8%	(338.1)%	(18.6)%	(34.4)%	14.4%	(894.1)%	(65.7)%
Adjusted Net income (loss) attributable to Ambac stockholders margin	2.7%	4.6%	(160.9)%	(3.6)%	1.5%	17.8%	(200.7)%	(6.5)%	(30.6)%	19.0%	(608.3)%	(41.8)%

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk ($ in thousands)
Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments, as a result of changes in market rates and prices, such as interest rates (inclusive of credit spreads), foreign currency exchange rates and other relevant market rate or price changes. Market risk is, in part, a function of the markets in which the underlying assets are traded. The Company’s market risk sensitive financial instruments are primarily entered into for purposes other than trading. As discussed further below, the Company’s primary market risk exposures include those from changes in interest rates, foreign currency exchange rates and equity values of limited partnership and other alternative investments. The nature and extent of the Company's exposures to these market risks vary significantly between AAC and its subsidiaries, which are presented as discontinued operations, and the continuing operations of the Company.
•The primary market risks for fixed maturity and short-term investment securities are interest rate risk and foreign exchange rate risk. Ambac’s investment portfolio includes securities denominated both in U.S. dollars and foreign currencies, which are sensitive to changes in interest rates and foreign currency exchange rates. Our fixed maturity investments are generally classified as available for sale, with the effect of market movements recognized immediately through Other comprehensive income, or through Net income when securities are sold or when an impairment charge is recorded.
•Ambac also invests in limited partnerships and other alternative investments, primarily consisting of diversified pooled investment funds, which are reported as Other investments. These funds are subject to equity value changes driven primarily by changes to their respective net asset value (“NAV”). Ambac’s share of the changes of the equity value of the funds is reported through Net income.
•Although the long-term debt obligations of AAC and Ambac UK are reported at amortized cost and not adjusted for fair value changes, changes in interest rates could have a material impact on their fair value, though with no direct impact on our consolidated financial statements. For additional information about Ambac’s long-term debt obligations, Note 5. Discontinued Operation to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K.
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
Market Risk Sensitivities — Continuing Operations
Interest Rate Risk. Financial instruments within Ambac's continuing operations for which fair value may be affected by changes in interest rates consist primarily of fixed maturity investment securities. Increases to interest rates would result in declines in the fair value of our fixed maturity investment portfolio. Ambac performs scenario testing to measure the potential for losses in volatile markets. These scenario tests include parallel and non-parallel shifts in the benchmark interest rate curve. The fair value sensitivity of Ambac's short-term debt is not material due to its floating rate coupon and maturity of July 31, 2025. For additional information about Ambac’s short-term debt see Note 12. Debt to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K.
The following table summarizes the estimated change in fair value of our fixed maturity investment portfolio from a hypothetical immediate increase in interest rates of 100 basis points across the yield curve as of December 31, 2024 and 2023:

December 31,	2024	2023
Fair value of fixed maturity and short-term investments	$284,621	$335,735
Pre-tax impact of 100 basis point increase in interest rates
Decrease in dollars	$(4,952)	$(3,558)
As a percent of fair value	2%	1%
Foreign Currency Risk. Ambac's Insurance Distribution subsidiary, Beat Capital Partners Limited, has short-term investments denominated in British pounds sterling and is a party to foreign exchange forward contracts at December 31, 2024. These financial instruments would experience fair value losses if the U.S. dollar strengthened relative to the British pounds sterling. The following table summarizes the estimated decrease in fair value of these financial instruments assuming immediate 20% strengthening of the U.S. dollar relative to the British pounds sterling as of December 31, 2024 and 2023:

Ambac Financial Group, Inc.	46	2024 Form 10-K

Table of Contents,

December 31,	2024	2023
Fair value of investments denominated in currencies other than the U.S. dollar	$16,604	$—
Pre-tax loss from 20% strengthening of the U.S. dollar	$(3,321)	$—
Fair value of FX forward contracts	$(317)	$—
Pre-tax loss from 20% strengthening of the U.S. dollar	$(3,936)	$—
Equity Sensitivity. Ambac’s investment portfolio includes a partnership interest in a private equity fund. The table below summarizes the decrease in fair value of Ambac’s pooled fund investment that would occur assuming an immediate and uniform 10% decline in NAV of the fund. The selection of a 10% fair value stress is made only as an illustration of the hypothetical impact of adverse market movements on Ambac’s investments with equity value sensitivity. Actual market shocks could have materially different results.

December 31,	2024	2023
Fair value of investments in pooled funds	$7,499	$5,817
Pre-tax impact of 10% decline in NAV of the funds	$(750)	$(582)
Market Risk Sensitivities — Discontinued Operations
Interest Rate Risk. Financial instruments for which fair value may be affected by changes in interest rates consist primarily of fixed maturity investment securities, long-term debt and interest rate derivatives. Increases to interest rates would result in declines in the fair value of our fixed maturity investment portfolio. Interest rate increases would also have a negative economic impact on expected future claim payments within the financial guarantee portfolio, primarily related to RMBS and student loan policies. Conversely, interest rate increases would generally lower the fair value of our long-term debt obligations. Ambac performs scenario testing to measure the potential for losses in volatile markets. These scenario tests include parallel and non-parallel shifts in the benchmark interest rate curve. We also monitor our interest rates exposure through periodic reviews of projected cash flows and durations of our asset and liability positions.
The following table summarizes the estimated change in fair value of our fixed maturity investment portfolio from a hypothetical immediate increase in interest rates of 100 basis points across the yield curve as of December 31, 2024 and 2023:

December 31,	2024	2023
Fair value of fixed maturity investment (1)	$1,436,817	$1,484,473
Pre-tax impact of 100 basis point increase in interest rates
Decrease in dollars	$(50,461)	$(46,759)
As a percent of fair value	3%	3%
(1)Excludes investments in distressed Ambac-insured securities and securities held by VIEs consolidated as a result of Ambac’s financial guarantees.
The following table presents the impact on the fair value of our long-term debt obligations and interest rate derivatives of a hypothetical immediate decrease in interest rates of 100 basis points across the yield curve as of December 31, 2024 and 2023:

December 31,	2024	2023
Fair value of long-term debt including accrued interest (1)	$(739,963)	$(697,183)
Pre-tax impact of 100 basis point decrease in interest rates
Increase in dollars	$(14,651)	$(24,037)
As a percent of fair value	2%	3%
Fair value of interest rate derivative net assets (liabilities) (1)	$(6,260)	$(9,593)
Pre-tax impact of 100 basis point decrease in interest rates
Pre-tax loss from change in fair value in dollars	$(3,053)	$(3,995)
(1)Excludes long-term debt and derivative instruments of VIEs consolidated as a result of Ambac’s financial guarantees.
Foreign Currency Risk. Ambac has fixed maturity investments and investments in pooled funds denominated in currencies other than the U.S. dollar, primarily British pounds sterling and Euro. These financial instruments are primarily invested assets of Ambac UK and are held in consideration of non-U.S. dollar exposure in the financial guarantee insurance portfolio and operations of Ambac UK. The adverse fair value impact of a stronger U.S. dollar relative to other currencies on investment holdings would be directionally offset by the economic benefits to non-U.S. dollar financial guarantees and other risk exposures. The following table summarizes the estimated decrease in fair value of these financial instruments assuming immediate 20% strengthening of the U.S. dollar relative to the foreign currencies as of December 31, 2024 and 2023:

December 31,	2024	2023
Fair value of investments denominated in currencies other than the U.S. dollar (1)	$344,513	$463,336
Pre-tax impact of 20% strengthening of the U.S. dollar	$(68,903)	$(92,667)
(1)Excludes investments in distressed Ambac-insured securities and securities held by VIEs consolidated as a result of Ambac’s financial guarantees.
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

December 31,	2024	2023
Fair value of investments in pooled funds	$495,045	$456,981
Pre-tax impact of 10% decline in NAV of the funds	$(49,504)	$(45,698)

Ambac Financial Group, Inc.	47	2024 Form 10-K

Table of Contents,
Item 8.     Financial Statements and Supplementary Data
AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Account Firm KPMG LLP, New York, NY, PCAOB ID 185    49

Consolidated Financial Statements
Consolidated Balance Sheets	52	Consolidated Statements of Stockholders’ Equity	54
Consolidated Statements of Total Comprehensive Income (Loss)	53	Consolidated Statements of Cash Flows	55

Notes to Consolidated Financial Statements
Note 1. Background and Business Description	56	Note 11. Goodwill and Intangible Assets	86
Note 2. Basis of Presentation and Significant Accounting Policies	56	Note 12. Debt	87
Note 3. Segment Information	65	Note 13. Revenues From Contracts with Customers	87
Note 4. Business Combination	67	Note 14. Comprehensive Income	88
Note 5. Discontinued Operation	68	Note 15. Net Income Per Share	89
Note 6. Investments	74	Note 16. Income Taxes	89
Note 7. Fair Value Measurements	76	Note 17. Employment Benefit Plans	91
Note 8. Insurance Contracts	80	Note 18. Leases	93
Note 9. Insurance Regulatory Restrictions	84	Note 19. Commitments and Contingencies	94
Note 10. Derivative Instruments	86	Note 20. Quarterly Information (Unaudited)	97

Ambac Financial Group, Inc.	48	2024 Form 10-K

Table of Contents,
Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Ambac Financial Group, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Ambac Financial Group, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of total comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedules I, II and III (collectively, the consolidated financial statements), and our report dated March 6, 2025 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired Beat Capital Partners Limited during 2024, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, Beat Capital Partners Limited’s internal control over financial reporting associated with total assets of 1% and total revenues of 17% included in the consolidated financial statements of the Company as of and for the year ended December 31, 2024. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Beat Capital Partners Limited.
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
/s/ KPMG LLP
New York, New York
March 6, 2025

Ambac Financial Group, Inc.	49	2024 Form 10-K

Table of Contents,
Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Ambac Financial Group, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Ambac Financial Group, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of total comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedules I, II and III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 6, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Estimate of loss and loss adjustment expense reserves
As discussed in Notes 2 and 8 to the consolidated financial statements, the loss and loss adjustment expense reserves (reserves) for Specialty Property and Casualty policies represent the Company’s estimate of the ultimate liability for unpaid losses and loss expenses for claims that have been reported and claims that have been incurred but not yet reported as of the balance sheet date. The reserves are estimated based upon experience and using a variety of actuarial methods. The Company’s reserves balance at December 31, 2024 was $349,062 thousand.
We identified the assessment of the estimate of reserves for Specialty Property and Casualty policies as a critical audit matter. The assessment of the Company’s selected methods and key assumptions used to develop the estimate of reserves required complex auditor judgment due to the significant measurement uncertainty. Key assumptions included loss development factors, expected loss ratios, and the weighting of actuarial methods when more than one was used. Specialized actuarial skills and knowledge were required to evaluate the actuarial method or methods and key assumptions used.
The following are the primary procedures we performed to address the critical audit matter. With the assistance of actuarial professionals, when appropriate, we evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s reserving process. This included controls over the Company’s process to develop the Company’s estimate of reserves based on actuarial methodologies and key assumptions employed by the Company’s actuaries. We involved actuarial professionals with specialized skills and knowledge, who assisted in:
•for certain programs, evaluating the Company’s key assumptions and methods for consistency with actuarial standards of practice
•for certain programs, developing an independent range of reserves using methods and assumptions consistent with actuarial standards of practice and comparing it to the Company’s recorded reserves
•for certain programs, assessing the position in the range and the year-over-year movements of the Company’s recorded reserves within the independent range of reserves

Ambac Financial Group, Inc.	50	2024 Form 10-K

Table of Contents,
Valuation of customer relationship intangibles for the Beat reporting unit
As discussed in Note 4 to the consolidated financial statements, on July 31, 2024, the Company completed the acquisition of 60% of Beat Capital Partners (Beat) for a purchase price of $281,278 thousand. The acquisition was accounted for as a business combination using the acquisition method of accounting, which required the Company to allocate the total consideration transferred to the assets acquired, liabilities assumed, and noncontrolling interests based on their fair values at the date of acquisition. As part of the transaction, the Company acquired a customer relationships intangible asset with an acquisition date fair value of $303,331 thousand, which was valued using the multi-period excess earnings method.
We identified the assessment of the acquisition date fair value of the customer relationships intangible asset as a critical audit matter. Subjective auditor judgment and the involvement of valuation professionals with specialized skills and knowledge were required to assess the discount rate assumption used to estimate the acquisition date fair value for the customer relationships intangible asset due to the degree of measurement uncertainty associated with this assumption.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s acquisition date valuation process. This included a control over the development of the discount rate used to value the customer relationships intangible asset. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the Company’s discount rate assumption used for the customer relationships intangible asset by independently developing a range of discount rates based on publicly available market data for comparable entities and comparing that range to the Company’s discount rate.
Estimate of loss and loss adjustment expense reserves and subrogation recoverable
As described in Note 5 to the consolidated financial statements, the Company estimates financial guarantee loss and loss adjustment expense reserves and subrogation recoverable (loss reserves) on a policy-by-policy basis based upon the present value of expected net claim cash outflows or expected net recovery cash inflows, discounted at risk-free rates. Expected net claim cash outflows represent the present value of expected claim cash outflows, less the present value of expected recovery cash inflows. For such policies, a loss and loss adjustment expense reserves liability is recorded for the present value of expected net claim cash outflows in excess of the related unearned premium revenue. Expected net recovery cash inflows represent the present value of expected recovery cash inflows, less the present value of expected claim cash outflows. For such policies, a subrogation recoverable asset is recorded. As of December 31, 2024, the Company recorded loss and loss adjustment expense reserves of $577,167 thousand and subrogation recoverable of $113,962 thousand within Liabilities held-for-sale and Assets held-for-sale, respectively.
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
/s/ KPMG LLP
We have served as the Company’s auditor since 1985.
New York, New York
March 6, 2025

Ambac Financial Group, Inc.	51	2024 Form 10-K

Table of Contents,
AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(Dollars in thousands, except share data) December 31,	2024	2023
Assets:
Investments:
Fixed maturity securities, at fair value (amortized cost of $162,124 and $141,179)	$157,020	$135,224
Short-term investments, at fair value (amortized cost of $127,588 and $200,506)	127,601	200,510
Other investments (at cost, except for $7,499 and $5,817 at fair value)	28,294	18,317
Total investments	312,915	354,051
Cash and cash equivalents (including $17,669 and $11,881 of restricted cash)	47,275	19,223
Premium receivables	57,222	45,893
Commission and fees receivable	55,377	9,419
Reinsurance recoverable on paid and unpaid losses	306,191	164,997
Deferred ceded premium	148,300	110,407
Deferred acquisition costs	8,572	10,960
Intangible assets, less accumulated amortization	344,775	61,403
Goodwill	418,234	69,694
Other assets	92,317	65,817
Assets held-for-sale	6,267,200	7,516,456
Total assets	$8,058,378	$8,428,320
Liabilities and Stockholders’ Equity:
Liabilities:
Unearned premiums	$182,446	$154,878
Loss and loss adjustment expense reserves	349,062	197,089
Ceded premiums payable	53,002	29,666
Deferred program fees and reinsurance commissions	7,500	5,777
Commissions payable	71,431	6,932
Deferred taxes	70,135	—
Short-term debt	150,000	—
Accrued interest payable	2,560	—
Other liabilities	89,036	60,419
Liabilities held-for-sale	5,887,685	6,541,866
Total liabilities	6,862,857	6,996,627
Commitments and contingencies (See Note 19)
Redeemable noncontrolling interest	140,860	17,079
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 20,000,000 shares authorized shares; issued and outstanding shares—none	—	—
Common stock, par value $0.01 per share; 130,000,000 shares authorized; issued shares: 48,875,167 and 46,659,144	489	467
Additional paid-in capital	331,007	291,761
Accumulated other comprehensive income (loss)	(188,436)	(160,047)
Retained earnings	742,185	1,246,048
Treasury stock, shares at cost: 2,368,194 and 1,463,774	(28,339)	(16,573)
Total Ambac Financial Group, Inc. stockholders’ equity	856,906	1,361,656
Nonredeemable noncontrolling interest	197,755	52,958
Total stockholders’ equity	1,054,661	1,414,614
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$8,058,378	$8,428,320
See accompanying Notes to Consolidated Financial Statements

Ambac Financial Group, Inc.	52	2024 Form 10-K

Table of Contents,
AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Total Comprehensive Income (Loss)

(Dollars in thousands, except share data) Year Ended December 31,	2024	2023	2022
Revenues:
Net premiums earned	$99,005	$51,911	$13,869
Commission income	92,023	51,281	30,695
Program fees	13,506	8,437	3,095
Net investment income	14,448	13,159	4,503
Net investment gains (losses), including impairments	(497)	19	(62)
Net gains (losses) on derivative contracts	4,016	(279)	935
Other revenue	13,314	200	577
Total revenues and other income	235,815	124,728	53,612
Expenses:
Losses and loss adjustment expenses	72,626	36,712	9,071
Policy acquisition costs	23,666	10,557	2,535
Commission expense	40,876	29,465	17,641
General and administrative expenses	129,166	66,985	56,278
Depreciation expense	2,345	1,078	872
Intangible amortization	17,602	4,152	2,921
Interest expense	9,379	—	—
Total expenses	295,660	148,949	89,318
Pretax income (loss) from continuing operations	(59,845)	(24,221)	(35,706)
Provision (benefit) for income taxes from continuing operations	(924)	(989)	(462)
Net income (loss) from continuing operations	(58,921)	(23,232)	(35,244)
Net income (loss) from discontinued operations, net of tax (including loss on disposal of $570,145 in 2024)	(497,167)	28,183	557,364
Net income (loss)	(556,088)	4,951	522,120
Less: net (gain) loss attributable to noncontrolling interest	(361)	(1,319)	(871)
Plus: gain on purchase of auction market preferred shares	—	—	1,131
Net income (loss) attributable to Ambac shareholders	$(556,449)	$3,632	$522,380
Net income (loss) attributable to Ambac shareholders
Continuing operations	$(59,282)	$(24,551)	$(36,115)
Discontinued operations	(497,167)	28,183	558,495
Total	$(556,449)	$3,632	$522,380
Other comprehensive income (loss), after tax
Net income (loss)	$(556,088)	$4,951	$522,120
Unrealized gains (losses) on securities, net of income tax provision (benefit) of $1,295, $2,095 and $(6,264)	(939)	51,184	(225,341)
Gains (losses) on foreign currency translation, net of income tax provision (benefit) of $0, $0 and $0	(22,156)	40,132	(84,520)
Credit risk changes of fair value option liabilities, net of income tax provision (benefit) of $(118), $177 and $79	(356)	(88)	340
Changes to postretirement benefit, net of income tax provision (benefit) of $0, $0 and $0	(4,939)	1,569	(933)
Total other comprehensive income (loss), net of income tax	(28,390)	92,797	(310,454)
Total comprehensive income (loss), net of income tax	(584,478)	97,748	211,666
Less: net (gain) loss attributable to noncontrolling interest	(361)	(1,319)	(871)
Less: (gain) loss on foreign currency translation attributable to noncontrolling interest	3,074	—	—
Plus: gain on purchase of auction market preferred shares	—	—	1,131
Total comprehensive income (loss) attributable to Ambac shareholders	$(581,765)	$96,429	$211,926
Net income (loss) from continuing operations per share attributable to Ambac shareholders
Basic	$(0.13)	$(0.43)	$(0.74)
Diluted	$(0.13)	$(0.43)	$(0.74)
Net income (loss) from discontinued operations per share attributable to Ambac shareholders
Basic	$(10.58)	$0.62	$12.22
Diluted	$(10.58)	$0.62	$12.22
Net income (loss) per share attributable to Ambac shareholders
Basic	$(10.71)	$0.18	$11.48
Diluted	$(10.71)	$0.18	$11.48
Weighted average number of common shares outstanding:
Basic	46,969,708	45,636,649	45,719,906
Diluted	46,969,708	45,636,649	45,719,906
See accompanying Notes to Consolidated Financial Statements

Ambac Financial Group, Inc.	53	2024 Form 10-K

Table of Contents,
AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity

		Ambac Financial Group, Inc.
($ in thousands)	Total	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Common Stock Held in Treasury, at Cost	Nonredeemable Noncontrolling Interest
Balance at December 31, 2021	$1,098,073	$—	$465	$256,906	$57,611	$726,054	$(2,931)	$59,968
Total comprehensive income (loss)	210,794				(310,454)	521,248
Stock-based compensation	17,408			17,408
Cost of shares (acquired) issued under equity plan	(3,568)					(5,446)	1,878
Cost of shares repurchased	(14,217)						(14,217)
Changes to NCI	2,504					2,504
Sale or NCI in subsidiary	2,173			172				2,001
Issuance of common stock	2		2
Purchase of Ambac Assurance auction market preferred shares	(7,919)					1,131		(9,050)
Balance at December 31, 2022	$1,305,250	$—	$467	$274,486	$(252,843)	$1,245,491	$(15,270)	$52,919
Total comprehensive income (loss)	96,428				92,796	3,632
Stock-based compensation	17,275			17,275
Cost of shares (acquired) issued under equity plan	(4,665)					(7,872)	3,207
Cost of shares repurchased	(4,510)						(4,510)
Changes to NCI	4,836					4,797		39
Balance at December 31, 2023	$1,414,614	$—	$467	$291,761	$(160,047)	$1,246,048	$(16,573)	$52,958
Total comprehensive income (loss)	(584,839)				(28,390)	(556,449)
Stock-based compensation	8,995			8,995
Cost of shares (acquired) issued under equity plan	(701)					(634)	(67)
Cost of shares repurchased	(11,699)						(11,699)
Changes to NCI	49,966			1,044		53,220		(4,298)
Issuance of common stock	29,229		22	29,207
Fair value of nonredeemable NCI in Beat Capital Partners at acquisition	149,095							149,095
Balance at December 31, 2024	$1,054,661	$—	$489	$331,007	$(188,436)	$742,185	$(28,339)	$197,755
See accompanying Notes to Consolidated Financial Statements

Ambac Financial Group, Inc.	54	2024 Form 10-K

Table of Contents,
AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

($ in thousands) Year Ended December 31,	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	(556,088)	4,951	522,120
Net income (loss) from discontinued operations	(497,167)	28,183	557,364
Net income (loss) from continuing operations	(58,921)	(23,232)	(35,244)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,345	1,078	872
Amortization of bond premium and discount	(296)	9	(6,742)
Share-based compensation	9,356	12,266	11,231
Unearned premiums, net	(10,324)	27,913	14,684
Losses and loss expenses, net	10,779	23,737	7,900
Ceded premiums payable	23,337	9,721	17,065
Premium receivables	(11,329)	(30,225)	(13,478)
Accrued interest payable	2,560	—	—
Amortization of intangible assets	17,602	4,152	2,921
Net investment gains (losses), including impairments	497	(19)	13,710
Corporate costs reallocated to continuing operations	14,919	19,367	20,189
Other, net	237	(7,819)	37,260
Net cash provided by (used in) operating activities from continuing operations	762	36,948	70,368
Cash flows from investing activities:
Proceeds from sales of bonds	5,994	1,378	53,517
Proceeds from matured bonds	21,580	15,078	18,097
Purchases of bonds	(60,470)	(33,243)	(43,489)
Proceeds from sales of other invested assets	625	—	—
Purchases of other investments	(2,522)	(2,242)	(4,788)
Change in short-term investments	101,829	4,157	(48,386)
Acquisitions, net of cash acquired	(243,776)	(6,953)	(18,442)
Proceeds from sale of subsidiary, net of cash transferred	14,119	—	—
Other, net	(3,750)	(4,854)	2,329
Net cash provided by (used in) investing activities from continuing operations	(166,371)	(26,679)	(41,162)
Cash flows from financing activities:
Proceeds from short-term debt	147,000	—	—
Issuance of equity interest in subsidiary	62,000	—	—
Payments for purchases of common stock held in treasury	(11,698)	(4,510)	(14,217)
Tax payments related to shares withheld for share-based compensation plans	(692)	(4,585)	(3,576)
Distributions to noncontrolling interest holders	(2,391)	(1,891)	(1,442)
Net cash provided by (used in) financing activities from continuing operations	194,219	(10,986)	(19,235)
Effect of foreign exchange on cash and cash equivalents - continuing operations	(558)	—	—
Net cash provided by (used in) continuing operations	28,052	(717)	9,971
Cash, cash equivalents, and restricted cash at beginning of period - continuing operations	19,223	19,940	9,969
Cash, cash equivalents, and restricted cash at end of period - continuing operations	$47,275	$19,223	$19,940
Net cash provided by (used in) operating activities from discontinued operations	33,536	163,376	1,264,975
Net cash provided by (used in) investing activities from discontinued operations	(7,911)	461,870	959,610
Net cash provided by (used in) financing activities from discontinued operations	(214,606)	(411,947)	(2,195,992)
Effect of foreign exchange on cash and cash equivalents - discontinued operations	(126)	529	(670)
Net cash provided by (used in) discontinued operations	(189,107)	213,828	27,923
Cash, cash equivalents, and restricted cash at beginning of period - discontinued operations	255,183	41,355	13,432
Cash, cash equivalents, and restricted cash at end of period - discontinued operations	$66,076	$255,183	$41,355
See accompanying Notes to Consolidated Financial Statements

Ambac Financial Group, Inc.	55	2024 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

1.    BACKGROUND AND BUSINESS DESCRIPTION
Ambac Financial Group, Inc. (“AFG”), headquartered in New York City, is a financial services holding company incorporated in the state of Delaware on April 29, 1991. References to “Ambac,” the “Company,” “we,” “our,” and “us” are to AFG and its subsidiaries, as the context requires. Ambac's business operations include:
•Insurance Distribution — Ambac's specialty property and casualty ("P&C") insurance distribution business includes Managing General Agents and Underwriters (collectively "MGAs" or "MGA/Us"), an insurance broker, and other distribution and underwriting businesses. Insurance Distribution includes Beat Capital Partners Limited ("Beat", which was acquired on July 31, 2024). At December 31, 2024, Ambac's insurance distribution platform operates in the following lines of business: accident & health, specialty auto, other professional, marine & energy, niche specialty risks, property, reinsurance, professional D&O and other specialty lines.
•Specialty Property and Casualty Insurance — Ambac's Specialty Property and Casualty Insurance program business includes four admitted carriers and an excess and surplus lines (“E&S” or “nonadmitted”) insurer (collectively, “Everspan”). Everspan carriers have an A.M. Best rating of 'A-' (Excellent) which was affirmed on June 13, 2024.
The Company reports these two business operations as segments; see Note 3. Segment Information for further information.
Ambac's financial guarantee business, which is being reported as a discontinued operation due to its pending sale, includes the activities of Ambac Assurance Corporation ("AAC") and its wholly owned subsidiaries, including Ambac Assurance UK Limited (“Ambac UK”) and Ambac Financial Services LLC ("AFS"). Both AAC and Ambac UK have financial guarantee insurance portfolios that have been in runoff since 2008. AFS provided interest rate derivatives to financial guarantee customers and used derivatives to hedge interest rate risk in AAC's insurance and investment portfolios. See Note 5. Discontinued Operation for information related to the pending sale of AAC.
Limitations on Voting and Transfer of Common Stock
AFG’s Amended and Restated Certificate of Incorporation limits voting and transfer rights of stockholders in significant ways. Article IV contains voting restrictions applicable to any person owning at least 10% of AFG's common stock so that such person (including any group consisting of such person and any other person with whom such person or any affiliate or associate of such person has any agreement, contract, arrangement or understanding with respect to acquiring, voting, holding or disposing of AFG’s common stock) shall not be entitled to cast votes in excess of one vote less than 10% of the votes entitled to be cast by all common stock holders, except as otherwise approved by the insurance commissioners of the states of domicile of the insurance companies controlled by AFG. Article XII contains substantial restrictions on the ability to transfer AFG’s common stock. In order to preserve certain tax benefits, subject to limited exceptions, any attempted transfer of common stock shall be prohibited and void to the extent that, as a result of such transfer (or any series of transfers of which such transfer is a part), either (i) any person or group of persons shall become a holder of 5% or more of AFG’s common stock or (ii) the percentage stock ownership interest in AFG of any holder of 5% or more of AFG’s common stock shall be increased (a “Prohibited Transfer”). These restrictions shall not apply to an attempted transfer if the transferor or the transferee obtains the written approval of AFG’s Board of Directors to such transfer. A purported transferee of a Prohibited Transfer shall not be recognized as a stockholder of AFG for any purpose whatsoever in respect of the securities which are the subject of the Prohibited Transfer (the “Excess Securities”). Until the Excess Securities are acquired by another person in a transfer that is not a Prohibited Transfer, the purported transferee of a Prohibited Transfer shall not be entitled with respect to such Excess Securities to any rights of stockholders of AFG, including, without limitation, the right to vote such Excess Securities and to receive dividends or distributions, whether liquidating or otherwise, in respect thereof, if any. Once the Excess Securities have been acquired in a transfer that is not a Prohibited Transfer, the securities shall cease to be Excess Securities. If the Board determines that a transfer of securities constitutes a Prohibited Transfer then, upon written demand by AFG, the purported transferee shall transfer or cause to be transferred any certificate or other evidence of ownership of the Excess Securities within the purported transferee’s possession or control, together with any distributions paid by AFG with respect to such Excess Securities, to an agent designated by AFG. Such agent shall thereafter sell such Excess Securities and the proceeds of such sale shall be distributed as set forth in the Amended and Restated Certificate of Incorporation. If the purported transferee of a Prohibited Transfer has resold the Excess Securities before receiving such demand, such person shall be deemed to have sold the Excess Securities for AFG’s agent and shall be required to transfer to such agent the proceeds of such sale, which shall be distributed as set forth in the Amended and Restated Certificate of Incorporation.
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
Consolidation
The consolidated financial statements include the accounts of AFG and all other entities in which AFG (directly or through its

Ambac Financial Group, Inc.	56	2024 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)
subsidiaries) has a controlling financial interest. All significant intercompany balances have been eliminated. The usual condition for a controlling financial interest is ownership of a majority of the voting interests of an entity.
AFG Unconsolidated Financial Information
Financial information of AFG is presented in Schedule II in this Annual Report on Form 10-K as of December 31, 2024 and 2023 and for the years ended December 31, 2024, 2023 and 2022. Investments in subsidiaries are accounted for using the equity method of accounting in Schedule II.
Held for Sale and Discontinued Operations
The Company has separately classified the assets and liabilities of AAC as held for sale as a result of AAC's pending sale and meeting specified accounting criteria. Assets and liabilities held for sale are presented separately within the Consolidated Balance Sheets with any adjustments necessary to measure the disposal group at the lower of its carrying value or fair value less costs to sell. The stockholders' equity section of the Consolidated Balance Sheet continues to be reported on an aggregate basis; equity components (including nonredeemable NCI) solely attributable to AAC are not presented separately.
The Company reports the results of operations of AAC as discontinued operations since the pending sale also represents a strategic shift that will have a major effect on the Company's operations and financial results. The results of discontinued operations are reported separately as Net income (loss) from discontinued operations within the Consolidated Statements of Total Comprehensive Income for the current and prior periods. AAC cash flows are reflected as Net cash provided by (used in) discontinued operations within the Consolidated Statements of Cash Flows for each period presented.
Refer to Note 5. Discontinued Operation for further information.
Measurement of Credit Losses on Financial Instruments (CECL)
Ambac measures credit losses on financial assets that are not accounted for at fair value through net income in accordance with the Current Expected Credit Loss standard or "CECL".
The credit loss impairment evaluation process for available-for-sale debt securities is discussed in the Investments sub-section below. CECL does not apply to equity method investments accounted for under ASC 323.
Credit loss impairment for amortized cost assets reflect management's current estimate of all expected lifetime credit losses. The estimate of expected lifetime credit losses considers historical information, current information, as well as reasonable and supportable forecasts. Expected lifetime credit losses for amortized cost assets are recorded as an allowance for credit losses, with subsequent increases or decreases in the allowance reflected in net income each period. The credit loss impairment evaluation process for amortized cost assets are addressed in the applicable subsections below. The total allowance for credit losses for amortized cost assets recorded under CECL related to continuing operations was $641at December 31, 2024.
Investments
The Investments - Debt Securities Topic of the ASC requires that all debt instruments be classified in Ambac’s Consolidated Balance Sheets according to their purpose and, depending on that classification, be carried at either cost or fair market value.
Ambac’s debt investment portfolio is accounted for on a trade-date basis and consists primarily of investments in fixed maturity securities are either classified as available-for-sale or trading as defined by the Investments - Debt Securities Topic of the ASC. Available-for-sale debt securities are reported in the financial statements at fair value with unrealized gains and losses, net of deferred taxes, reflected in Accumulated Other Comprehensive Income (Loss) in Stockholders’ Equity and computed using amortized cost as the basis. For purposes of computing amortized cost, premiums and discounts are accounted for using the effective interest method over the term of the security. For structured debt securities with a large underlying pool of homogenous loans, such as mortgage-backed and asset-backed securities, premiums and discounts are adjusted for the effects of actual and anticipated prepayments. For other fixed maturity securities, such as corporate and municipal bonds, discounts are amortized or accreted over the remaining term of the securities and premiums are amortized to the earliest call date.
Short-term investments consist of investments in money market funds and fixed maturity investments having maturities of less than one year and greater than three months when purchased.
Other investments primarily consist of:
•Equity interests in pooled investment funds which are accounted for in accordance with the Investments - Equity Securities Topic of the ASC and reported as Other investments on the Consolidated Balance Sheet with income reported through Net investment income on the Statement of Total Comprehensive Income (Loss). Equity interests in such funds consist of limited partner interests and are reported using the equity method.
•Preferred equity investments that do not have readily determinable fair values and are carried at cost, less any impairments as permitted under the Investments — Equity Securities Topic of the ASC.
Fair value is based primarily on quotes obtained from independent market sources. When quotes for fixed maturity securities are not available or cannot be reasonably corroborated, valuation models are used to estimate fair value. These models include estimates, made by management, which utilize current market information. When fair value is not readily determinable for pooled investment funds, the investments are valued using net asset value ("NAV") as a practical expedient as permitted under the Fair Value Measurement Topic of the ASC. Investment valuations could differ materially from amounts that would actually be realized in the market. Realized gains and losses on the sale of investments are determined on the basis of specific identification. Refer to Note 7. Fair Value Measurements for further description of the

Ambac Financial Group, Inc.	57	2024 Form 10-K

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
If management either: (i) has the intent to sell its investment in an impaired debt security or (ii) determines that the Company more likely than not will be required to sell the debt security before its anticipated recovery of the amortized cost basis less any current period credit impairment, then an impairment charge is recognized in earnings, with the amortized cost of the security written-down to fair value.
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
Ambac has made certain accounting policy elections related to accrued interest receivable ("AIR") for available-for-sale investments under CECL. Elections include: i) not measuring AIR for credit impairment, instead AIR is written off when it becomes 90 days past due; ii) writing off AIR by reversing interest income; iii) presenting AIR separately in Other Assets on the balance sheet and iv) excluding AIR from amortized cost balances in required CECL disclosures found in Note 6. Investments. AIR at December 31, 2024 and 2023 was $1,703 and $1,569, respectively.
Refer to Note 6. Investments for further credit impairment disclosures.
Specialty Property and Casualty Insurance Premiums
Gross written premiums on insurance policies are recorded at the inception of the policy and can be received on an upfront or installment basis. Certain gross written premiums are written as assumed reinsurance. Assumed reinsurance can attach on a risk attaching or loss occurring basis. On risk attaching, assumed written premiums are recorded at the inception of the policy and can be received on an upfront or installment basis. On loss occurring, assumed written premium includes the transfer of unearned premiums for inforce policies at the effective date of the respective reinsurance agreements and ongoing premium written activity of policies inforce during the respective contract period. At end of the contract period, the remaining unearned premiums of inforce policies are returned to the carrier. Collections of loss occurring assumed written premiums are generally on an installment basis. Ceded premiums written are based on contractual terms applied against related gross written premiums. Premiums, net of reinsurance, are recognized as revenue on a daily pro-rata basis over the term of the insured risk. Unearned premiums and Deferred ceded premiums represents the portion of gross and ceded premiums written that relate to unexpired risk, respectively.
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
Derivative Contracts
The Company has used derivative contracts to hedge foreign exchange or other economic risks in connection with certain strategic investments. None of Ambac’s derivative contracts were designated as hedges under the Derivatives and Hedging Topic of the ASC.
All derivatives are recorded on the Consolidated Balance Sheets at fair value and are included in Other assets and Other liabilities, as appropriate. Refer to Note 10. Derivative Instruments for further discussion of the Company’s use of derivative instruments and their impact of the consolidated financial statements. Refer to Note 7. Fair Value Measurements for further description of the methodologies used to determine the fair value of derivative contracts.
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

Ambac Financial Group, Inc.	58	2024 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)
reinsurers represent a recovery of related acquisition costs. Deferred acquisition costs, net of ceding commissions, are amortized over the related policy period, generally one year, and recognized in amortization of deferred acquisition costs on the Statement of Total Comprehensive Income (Loss). Ceding commissions received in excess of the related direct acquisition costs are deferred and amortized over the related policy period, and recognized as program fees on the Statement of Total Comprehensive Income (Loss).
A legal right of offset exists for (i) premiums received and commissions paid to managing general agents on direct business, (ii) premiums received and ceding commission paid on assumed business and (iii) premiums paid and ceding commissions received on ceded business.
Goodwill
Goodwill is attributable to acquisitions in the Insurance Distribution segment and represents the acquisition cost in excess of the fair value of net assets acquired, including identifiable intangible assets. Goodwill is assigned at acquisition to the applicable reporting unit of the acquired entity giving rise to the goodwill. Goodwill is not amortized but is subject to impairment testing. Goodwill impairment tests are performed annually or more frequently if circumstances indicate a possible impairment. The annual test of goodwill impairment is as of October 1st of each year. The impairment test for each reporting unit may first consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Examples of qualitative factors include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, entity-specific events, events affecting reporting units and sustained changes in our stock price. If results of the qualitative assessment indicate a more likely than not determination, or if we elect not to perform a qualitative assessment, then a quantitative impairment evaluation is performed as described below.
The quantitative evaluation compares the estimated fair value using an income approach or market approach for each reporting unit with its respective carrying value (including goodwill and identifiable intangible assets). The income approach uses discounted cash flows which are dependent on subjective factors including the timing of future cash flows, the underlying margin projection assumptions, future growth rates and the discount rate. The market approach uses valuation multiples and is dependent on subjective factors including the determination of industry market multiples and EBITDA forecasts. Additionally, to corroborate our estimated fair value, we perform a market capitalization reconciliation to determine if the implied control premium is reasonable. If our assumptions or estimates in our fair value calculations change or if any of the above subjective factors vary from what was expected, this may impact our impairment analysis and result in a decline in fair value that may trigger future impairment charges.
Intangible Assets
Finite-lived intangibles
Ambac acquired identifiable intangible assets attributable to the Insurance Distribution segment. The intangible assets primarily relate to distribution relationships, non-compete agreements and trade names, all of which have finite lives and are amortized over their estimated useful lives using the straight-line method. The acquisition date valuation method used to determine the fair value of customer relationships, which were the most significant intangible assets acquired, was the multi period excess earnings method "(MPEEM"), which quantifies the residual (or excess) cash flows generated by the intangible asset and discounts those cash flows to their present value. The significant assumptions used in determining the fair value of customer relationships include estimated revenue growth, customer attrition rates, operating margins, and discount rate.
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
Indefinite-lived intangibles
Ambac acquired identifiable intangible assets attributable to its acquisitions of licensed insurance carriers in both 2021 and 2022, which were accounted for as asset acquisitions (Specialty Property and Casualty Insurance segment). The intangible assets relate to insurance licenses which have indefinite lives and therefore are not amortized. The useful lives are re-evaluated each period to determine whether facts and circumstances continue to support an indefinite life. The Company tests indefinite-lived acquired intangible assets for impairment annually or more frequently if circumstances indicate a possible impairment. Ambac tests indefinite-lived intangibles for impairment as of October 1st of each year. If, after assessing qualitative factors, management believes it is more likely than not that the intangible assets are impaired, a quantitative impairment evaluation is performed. Management also has the option to bypass the qualitative evaluation and proceed directly to the quantitative evaluation. The quantitative test compares the estimated fair value of the intangible asset with its carrying value. An impairment is recognized for the excess of the carrying amount of the intangible asset over it estimated fair value. If the asset’s estimated fair value exceeds its carrying value, the intangible asset is not impaired. There have been no accumulated impairment losses since these indefinite-lived intangible assets were established.
Cash and Cash Equivalents
Cash and cash equivalents principally consist of demand deposits with financial institutions and highly liquid fixed maturity investments having maturities of three months or less when purchased.

Ambac Financial Group, Inc.	59	2024 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)
Restricted Cash including Fiduciary Funds
Cash that we do not have the right to use for general purposes is recorded as restricted cash in our consolidated balance sheets. Restricted cash includes fiduciary cash held by Ambac's insurance distribution subsidiaries as described below.
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
Restricted cash for net uncollected premiums and claims and the related fiduciary liabilities were $17,669 and $11,881 at December 31, 2024 and 2023, respectively.
Specialty Property and Casualty Loss and Loss Adjustment Expenses
Loss and loss adjustment expense reserves for Specialty Property and Casualty policies represent management's estimate of the ultimate liability for unpaid losses and loss expenses for claims that have been reported and claims that have been incurred but not yet reported ("IBNR") as of the balance sheet date.
Loss and loss adjustment expense reserves represent management estimates, primarily utilizing actuarial expertise and projection methods that develop estimates for the ultimate cost of claims and claim adjustment expenses. The reserves are estimated based upon experience and using a variety of actuarial methods. These estimates are reviewed and are subject to the impact of future changes in factors such as claim severity and frequency, underwriting and claims practices, changes in social and economic conditions including the impact of inflation, legal and judicial developments, medical cost trends and upward trends in damage awards. Our actuarial methods may also rely on external data, such as industry loss ratios, loss development factors, or trend factors. Such data while more mature than Everspan's own data may not be perfectly representative of the particular business written by Everspan. The ultimate amount for loss and loss adjustment expenses may be in excess, or less than, the amounts recorded on our financial statements. Because the establishment of claims and claim adjustment expense reserves is an inherently uncertain process involving estimates and judgment, currently estimated claims and claim adjustment expense reserves may change. Adjustments will be reflected as part of the net increase or reduction in loss and loss adjustment expense reserves in the periods in which they become known.
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
The Company performs a continuing review of its loss and loss adjustment expense reserves, including its reserving techniques and the impact of reinsurance. Since the reserves are based on estimates, the ultimate liability may be more or less than such reserves. In this context, in the fourth quarter of 2024, management determined for runoff programs that it would

Ambac Financial Group, Inc.	60	2024 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)
select the high end of its actuarial estimate as it's loss selection pick given the greater volatility that runoff programs may experience.
Reinsurance Recoverable
The Company uses ceded reinsurance to transfer certain insurance risk, along with premiums written and earned, to other insurance carriers that agree to share in such risks. The primary purpose of the reinsurance is to (i) protect the Company, at a cost, from losses in excess of amounts it is willing to accept, (ii) protect the Company's capital, and (iii) to manage the Company's net retention on individual risks and overall exposure to losses while providing the Company the ability to offer policies with sufficient limits to meet policyholder needs. The Company generally enters into quota share reinsurance agreements whereby it cedes to the capacity providers (reinsurers) a substantial amount (generally 70% or more) of its gross liability under all policies issued by and on behalf of the Company by the MGA/U.
Everspan is exposed to the credit risk of the reinsurer, or the risk that one of its reinsurers becomes insolvent or otherwise unable or unwilling to pay policyholder claims. This credit risk is generally mitigated by either selecting well capitalized, highly rated authorized capacity providers or requiring that the capacity provider post collateral to secure the reinsured risks, which in some instances, exceeds the related reinsurance recoverable.
Amounts recoverable from reinsurers are estimated in a manner consistent with the associated loss and loss adjustment expense reserves. The Company reports reinsurance recoverables net of an allowance for amounts that are estimated to be uncollectible.
The reinsurance of risk does not legally relieve Everspan of its original liability to its policyholders. In the event that any of Everspan’s reinsurers are unable to meet their obligations under reinsurance contracts, Everspan would, nonetheless, be liable to its policyholders for the full amount of its policy.
To minimize credit exposure to losses from reinsurer insolvencies, Everspan (i) is entitled to receive collateral from certain reinsurance counterparties pursuant to the terms of the relevant reinsurance contracts and (ii) has certain cancellation rights that can be exercised by Everspan in the event of rating agency downgrades of a reinsurer (among other events and circumstances). For those reinsurance counterparties that do not currently post collateral, Everspan’s reinsurers are well capitalized, highly rated, authorized capacity providers.
Everspan has a formal quarterly credit impairment review process whereby it has elected to use the practical expedient of considering the fair value of collateral posted by reinsurers when evaluating credit impairment. To determine the total unsecured recoverable to be evaluated for credit impairment, we net the reinsurance recoverable amount by ceded premiums payable and the fair value of collateral posted, if any.
The key factors in assessing credit impairment for reinsurance recoverables are independent rating agency credit ratings and loss severities. Management utilizes a probability of default/loss given default ("PD/LGD") approach, which is applied to the net unsecured reinsurance recoverable amount. Refer to Note 8. Insurance Contracts for credit impairment disclosures.
Short-term Debt
Short-term debt is carried at par value less unamortized discount. Accrued interest and discount accretion on short-term debt is reported as Interest expense on the Consolidated Statements of Total Comprehensive Income (Loss).
Noncontrolling Interests ("NCI")
Nonredeemable NCI interests
Nonredeemable NCI of $146,837 includes the aggregate NCI share in certain operating units which are minority owned by the units' respective management teams. As of December 31, 2024, there are no put or call options associated with these minority interests and as such, the aggregate amount is classified as nonredeemable NCI on the balance sheet. The acquisition date valuation method to determine the fair value of nonredeemable NCI was the discounted cash flow approach. The significant fair value assumptions used in the model include estimated long term revenue and expense forecasts and the discount rate.
At December 31, 2024 and 2023, AAC had 4,596 shares of issued and outstanding Auction Market Preferred Shares ("AMPS") with a liquidation preference of $114,900 relative to Ambac common shareholders (reported as nonredeemable noncontrolling interest of $50,918 on Ambac's balance sheet). See Note 5. Discontinued Operation for further discussion of the AMPS.
Redeemable noncontrolling interests
The Xchange, All Trans, Capacity Marine, Riverton and Beat acquisitions resulted in the ownership percentages of the acquired entities by Ambac as shown in the following table

Company	Ownership Percentage
Xchange	80%
All Trans	85%
Capacity Marine	80%
Riverton	80%
Beat (1)	60%
(1)    Beat's majority interests in its underlying MGAs ranges from 60% to 100% at December 31, 2024, resulting in Ambac's interest ranging from 36% to 60%% in each underlying MGA/U.
Under the terms of all the acquisition agreements, Ambac has call options to purchase the remaining interest from the minority owners (i.e., noncontrolling interests) and the minority owners have put options to sell their remaining interests to Ambac. Because the exercise of the put options are outside the control of Ambac, in accordance with the Distinguishing Liabilities from Equity Topic of the ASC, Ambac reports redeemable NCI in the mezzanine section of its consolidated balance sheets.
The acquisition date valuation method to determine the fair value of redeemable NCI and related put and call options was Monte Carlo Simulation. The significant fair value assumptions used in the simulation include the exercise thresholds, EBITDA forecasts, discount rate and long-term growth rates. The redeemable NCI is remeasured each period as the greater of:

Ambac Financial Group, Inc.	61	2024 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)
i.the carrying value under ASC 810, which attributes a portion of consolidated net income (loss) to the redeemable NCI, and
ii.the redemption value of the put option under ASC 480 as if it were exercisable at the end of the reporting period.
Any increase (decrease) in the carrying amount of the redeemable NCI as a result of adjusting to the redemption value of the put option is recorded as an offset to retained earnings. The impact of such differences on earnings per share are presented in Note 15. Net Income Per Share.
Following is a rollforward of redeemable NCI.

Years ended December 31,	2024	2023
Beginning balance	$17,079	$19,983
Fair value of redeemable NCI at acquisition date	185,469	2,450
Net income attributable to redeemable NCI (ASC 810)	(1,282)	1,318
Distributions	(2,391)	(1,880)
Adjustment to redemption value (ASC 480 )	(53,210)	(4,792)
Foreign exchange	(4,805)	—
Ending Balance	$140,860	$17,079
Revenue Recognition
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
Contract assets represent the Company's right to future consideration for services it has already transferred to the customer, which is subject to certain contingencies. Once the right to consideration becomes unconditional, it is reported as a receivable. Contract assets are evaluated for credit loss under CECL using a probability of default / loss given default (“PD/LGD”) method which measures credit impairment as the product of the carrying value, default probability and loss given default, considering the asset’s credit rating and average life. Contract liabilities represent the Company's obligation to transfer services for which it has already received consideration from the customer. Contract assets and receivables are reported as other assets, and contract liabilities are reported as other liabilities, on the Consolidated Balance Sheet.
The Company’s costs to obtain customer contracts relate to certain commissions paid to independent agents for procuring policies. As these costs relate to the Company’s policy placement performance obligation to its customers, they are expensed as incurred. These costs are reported in Commission expenses on the Consolidated Statement of Total Comprehensive Income (Loss).
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
In 2024, the Ambac 2020 Incentive Compensation Plan (the “2020 Incentive Plan”) was superseded by the 2024 Incentive Compensation Plan ("2024 Incentive Plan"). Both plans allow for the granting of stock options, restricted stock, stock appreciation rights, restricted and performance units and other awards to employees, directors and consultants that are valued or determined by reference to Ambac's common stock. Under these plans, Ambac has issued both cash and equity awards to US employees and consultants.
In connection with the adoption of the 2024 Incentive Plan, all shares reserved but unissued under the 2020 Incentive Plan were transferred to the the 2024 Incentive Plan in addition to any shares underlying outstanding awards under the 2020 Incentive Plan as of June 5, 2024, that subsequently terminate by expiration or forfeiture, cancellation, or otherwise are not issued.
Under the 2020 and 2024 Incentive Compensation Plans. Ambac recognizes compensation costs for all equity classified awards granted at fair value, which is measured on the grant date, and records forfeitures for unvested shares only when they occur.

Ambac Financial Group, Inc.	62	2024 Form 10-K

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
Depreciation and Amortization of Fixed Assets
Depreciation of furniture and fixtures, certain information technology development costs and electronic data processing equipment is charged over the estimated useful lives of the respective assets, ranging from three to five years, using the straight-line method. Amortization of leasehold improvements is charged over the remaining term of the respective operating lease using the straight-line method. Changes to estimated useful lives are accounted for prospectively from the period of change. Fixed assets are evaluated for impairment whenever events or changes in circumstances indicate their carrying value may not be recoverable.
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
Foreign currency transactions: The impact of non-functional currency transactions and the remeasurement of non-functional currency assets and liabilities into the respective subsidiaries' functional currency (collectively "foreign currency transactions gains/(losses)") are $101, $0 and $0 for the years ended December 31, 2024, 2023 and 2022, respectively. Foreign currency transactions gains/(losses) are primarily the result of Beat's transactions in currencies (primarily the U.S. dollar) other than its functional currency (the British Pound Sterling).
Commitments and Contingencies
The Company and its subsidiaries are defendants in or parties to actual, pending and threatened lawsuits and proceedings. A liability is accrued for such contingencies when a loss is both probable and reasonably estimable. If a loss is not "probable and reasonably estimable," but is reasonably possible, disclosure of the contingency and an estimate of the loss or range of loss is required if such an estimate can be determined. Significant management judgment is required to apply this guidance. As a legal contingency develops, the Company, in conjunction with outside counsel, evaluates what level of accrual and/or disclosure is required under the guidance. See Note 19. Commitments and Contingencies for additional information about our legal contingencies and related accounting evaluation.

Ambac Financial Group, Inc.	63	2024 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)
Income Taxes
Ambac files a consolidated U.S. Federal income tax return with its subsidiaries, except for Beat which files a separate tax return. Ambac and its subsidiaries also file separate or combined income tax returns in various states, local and foreign jurisdictions. Current tax assets and liabilities are recognized for taxes refundable or payable for the current year.
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
Net Income Per Share
Basic net income per share is computed by dividing net income attributable to common stockholders, including the adjustment to redemption value of the redeemable NCI, by the weighted-average number of common shares outstanding and vested restricted stock units (together, "Basic Weighted Average Shares Outstanding"). Diluted net income per share is computed by dividing net income attributable to common stockholders, including the adjustment to redemption value of the redeemable controlling interest, by the Basic Weighted-Average Shares Outstanding plus all potentially dilutive common shares outstanding during the period. All potentially dilutive common shares outstanding consider common stock deliverable pursuant to warrants, unvested restricted stock units and performance stock units granted under existing compensation plans.

Supplemental Disclosure of Cash Flow Information

Year Ended December 31,	2024	2023	2022
Cash paid during the period for:
Income taxes	$526	$381	$347
Interest on debt	3,821	—	—
Non-cash investing and financing activities:
Ambac common stock issued as partial consideration to acquire Beat	29,229	—	—

December 31,	2024	2023	2022
Reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets to the Consolidated Statements of Cash Flow:
Cash and cash equivalents	$29,606	$7,342	$6,329
Restricted cash	17,669	11,881	13,612
Total cash, cash equivalents, and restricted cash shown on the Consolidated Statements of Cash Flows	47,275	19,223	19,941
Reclassifications and Rounding
Reclassifications have been made to prior years' amounts to conform to the current year's presentation. This includes reclassifying held-for-sale assets and liabilities of Ambac's financial guarantee business which is being reported as a discontinued operation. Certain amounts and tables in the consolidated financial statements and associated notes may not add due to rounding.
Adopted Accounting Standards
The Company adopted the following accounting standard in 2024:
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

Ambac Financial Group, Inc.	64	2024 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)
CODM for purposes of assessing performance and allocating resources; and ii) the measure closest to GAAP is also provided. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Ambac adopted this ASU for the annual reporting period ending December 31, 2024. See Note 3. Segment Information for the required disclosures.
Future Application of Accounting Standards
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
The ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. Ambac will adopt this ASU on January 1, 2025 and do not expect it to have a consequential impact on Ambac's financial statements.
Expense Disaggregation Disclosures:
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The enhanced disclosures requirements include the following:
•Disclose the amounts of certain expense categories included in each relevant expense caption. Those categories applicable to Ambac include employee compensation, depreciation, and intangible asset amortization. A relevant expense caption is an expense caption presented on the face of the income statement within continuing operations that contains any of the expense categories listed above.
•Include certain amounts that are already required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirements.
•Disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively.
•Disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses.
The ASU is effective for annual periods beginning after December 15, 2026 and for interim reporting periods after December 15, 2027 with early adoption permitted. Ambac has not determined if it will early adopt this ASU and is evaluating the impact on Ambac's financial statements.
3.    SEGMENT INFORMATION
The Company reports its results of continuing operations in two segments: Specialty Property and Casualty Insurance and Insurance Distribution. These reportable segments offer distinct products and services as further described in Note 1. Background and Business Description. The operating entities within each segment are wholly or majority owned by separate intermediate holding companies: Everspan Holdings, LLC for Specialty Property and Casualty Insurance and Cirrata Group, LLC for Insurance Distribution. The Company's segments have separate management teams with incentive compensation structures based on segment level performance. Financial reporting for each segment is regularly provided to the Company's Chief Executive Officer, who is the chief operating decision maker ("CODM"), for purposes of monitoring the businesses, assessing performance and allocating resources.
The following tables summarize the components of the Company’s total revenues and expenses, and pretax income (loss) by reportable business segment. Information provided below for “Corporate and Other” primarily relates to the operations of AFG, which will include investment income on its investment portfolio and costs to maintain the operations of AFG, including public company reporting, capital management and business development costs for the acquisition and development of new business initiatives. As a result of the Company reporting the results of operations of AAC as discontinued operations, certain corporate costs charged to AAC totaling $14,919, $19,367 and $20,189 for the years ended December 31, 2024, 2023 and 2022, respectively, have been reported in Net income from continuing operations on the Consolidated Statements of Total Comprehensive Income and included in Corporate and Other in the tables below.

Ambac Financial Group, Inc.	65	2024 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

	Year Ended December 31, 2024				Year Ended December 31, 2023
	Reportable Segments				Reportable Segments
	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Total	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Total
Revenues:
Net premiums earned	$99,005			$99,005	$51,911			$51,911
Commission income		$92,023		92,023		$51,281		51,281
Program fees	13,506			13,506	8,437			8,437
Net investment income, net investment gains (losses), including impairments	6,400	787	$6,764	13,951	3,759	64	$9,353	13,176
Net gains (losses) on derivative contracts	—	106	3,910	4,016	—	—	(279)	(279)
Other income (expense)	7,409	6,320	(415)	13,314	(6)	200	6	200
Total revenues from Continuing Operations (1)	126,320	99,236	10,259	235,815	64,101	51,546	9,080	124,728
Less:
Loss and loss adjustment expenses (benefit)	72,626			72,626	36,712			36,712
Policy acquisition costs	23,666			23,666	10,557			10,557
Commission expenses		40,876		40,876		29,465		29,465
Depreciation expense	—	481	1,864	2,345	—	42	1,036	1,078
Intangible amortization		17,602		17,602		4,152		4,152
Interest expense		9,379		9,379				—
Compensation expense	10,201	28,353	25,791	64,346	10,853	7,951	29,664	48,468
Non Compensation expense	7,605	10,354	46,861	64,820	5,596	2,647	10,274	18,517
Total expenses from Continuing Operations	114,098	107,045	74,516	295,660	63,718	44,257	40,974	148,949
Segment pretax income (loss)	12,222	(7,809)	(64,257)	(59,845)	383	7,289	(31,894)	(24,221)
Segment income tax expense (benefit)	1,753	(928)	(1,748)	(924)	48	156	(1,193)	(989)
Segment net income (loss)	10,469	(6,881)	(62,509)	(58,921)	335	7,133	(30,701)	(23,232)
Segment net (income) loss attributable to NCI	2	(363)		(361)	(1)	(1,318)		(1,319)
Segment net income (loss) attributable to Ambac shareholders	$10,471	$(7,244)	$(62,509)	$(59,282)	$334	5,815	(30,701)	$(24,551)

Reconciliation to consolidated net income (loss) attributable to Ambac stockholders
Discontinued operations				(497,167)				28,183
Net income (loss) attributable to Ambac stockholders				$(556,449)				$3,632

Reconciliation of segment assets to consolidated total assets
Total assets	$751,272	$900,222	$139,684	$1,791,178	$523,179	$154,846	$233,839	$911,864
Discontinued operations				$6,267,200				$7,516,456
Total consolidated assets				$8,058,378				$8,428,320

EBITDA Reconciliation
Segment net income (loss)	$10,469	$(6,881)	$(62,509)	$(58,921)	$335	$7,133	$(30,701)	$(23,232)
Adjustments:
Interest expense		9,379		9,379		—		—
Income taxes	1,753	(928)	(1,748)	(924)	48	156	(1,193)	(989)
Depreciation	—	481	1,864	2,345	—	42	1,036	1,078
Intangible amortization		17,602		17,602		4,152		4,152
EBITDA	12,222	19,653	(62,393)	(30,518)	$383	$11,483	$(30,858)	$(18,991)
Add: Impact of noncontrolling interests		(6,448)		(6,448)		(2,102)		(2,102)
Ambac EBITDA	$12,222	$13,208	$(62,396)	$(36,966)	383	9,381	(30,858)	(21,093)
(1)Inter-segment revenues and inter-segment pre-tax income (loss) amounts are insignificant and are not presented separately.

Ambac Financial Group, Inc.	66	2024 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

	Year Ended December 31, 2022
	Reportable Segments
	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Total
Revenues:
Net premiums earned	$13,869			$13,869
Commission income		$30,695		30,695
Program fees	3,095			3,095
Net investment income, net investment gains (losses), including impairments	1,559	—	$2,883	4,442
Net gains (losses) on derivative contracts			935	935
Other income (expense)	(58)	715	(81)	576
Total revenues from Continuing Operations	18,465	31,410	3,737	53,612
Less:
Loss and loss adjustment expenses (benefit)	9,071			9,071
Policy acquisition costs	2,535			2,535
Commission expenses		17,641		17,641
Depreciation expense	—	31	841	872
Intangible amortization		2,921		2,921
Interest expense	—	—		—
Compensation expense	7,799	4,518	26,842	39,159
Non Compensation expense	5,406	1,775	9,938	17,119
Total expenses from Continuing Operations (1)	24,811	26,886	37,621	89,318
Segment pretax income (loss)	(6,346)	4,524	(33,884)	(35,706)
Segment income tax expense (benefit)	(1)	—	(462)	(462)
Segment net income (loss)	(6,345)	4,524	(33,422)	(35,244)
Segment net (income) loss attributable to NCI	15	(886)		(871)
Segment net income (loss) attributable to Ambac shareholders	$(6,330)	$3,638	$(33,422)	$(36,115)

Reconciliation to consolidated net income (loss) attributable to Ambac stockholders
Discontinued operations				557,364
Plus: gain on purchase of auction market preferred shares				1,131
Net income (loss) attributable to Ambac stockholders				$522,380

Reconciliation of segment assets to consolidated total assets
Total assets	316,327	138,068	226,386	$680,781
Discontinued operations				7,291,949
Total consolidated assets				$7,972,730

Segment net income (loss)	$(6,345)	$4,524	$(33,422)	$(35,244)
Adjustments:
Interest expense	—	—		—
Income taxes	(1)	—	(462)	(462)
Depreciation	—	31	841	872
Intangible amortization		2,921		2,921
EBITDA	(6,346)	7,476	(33,043)	(31,913)
Add: Impact of noncontrolling interests		(1,463)		(1,463)
Ambac EBITDA	$(6,347)	$6,013	$(33,043)	$(33,377)

(1)Inter-segment revenues and inter-segment pre-tax income (loss) amounts are insignificant and are not presented separately.
Geographic Information
Revenue is primarily recognized based on the country in which the services are performed. The following table shows the geographic breakdown of revenue:

Year Ended December 31,	2024	2023	2022
United States	$212,605	$124,728	$53,612
United Kingdom	23,210	—	—
Total revenues and other income	$235,815	$124,728	$53,612
4.    BUSINESS COMBINATION
On July 31, 2024, Ambac completed the acquisition of 60% of Beat for a purchase price of $281,278 of which approximately $252,048 was paid in cash and the remainder was satisfied through the issuance of 2,216,023 shares of Company Common Stock to certain Sellers (the "Beat Transaction"). Beat’s management team and Bain Capital Credit LP (together, the “Rollover Shareholders”) each retained approximately 20% of Beat’s issued share capital immediately after closing. Many of Beat's operating units are minority owned by their respective management teams and accordingly, Ambac's economic interests in those units is less than 60% despite our ownership of 60% of Beat.
AFG funded the cash portion of the consideration with a combination of available cash, approximately $62,000 of funding from AAC in the form of an investment in Cirrata V LLC, and $147,000 from new indebtedness (the "Credit Facility") that was issued in the third quarter of 2024. See Note 12. Debt for the terms of the Credit Facility.
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
The acquisition was accounted for as a business combination using the acquisition method of accounting. The Company has finalized its fair value estimates of the acquired assets, assumed liabilities and NCI as of December 31, 2024, and no subsequent adjustments will be made within the permitted measurement period as defined by ASC 805.

Ambac Financial Group, Inc.	67	2024 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)
The following table summarizes the consideration transferred to acquire Beat and the estimated fair values of the identified assets acquired and liabilities assumed at the acquisition date, as well as the fair value of the NCI, at the acquisition date:

Fair value of consideration transferred:
Cash	$252,048
Common shares	29,229
Total consideration	$281,278
Recognized amounts of assets acquired, liabilities assumed and NCI:
Cash and equivalents	$8,272
Short-term investments	28,919
Commission receivables and contract assets	47,696
Other assets	10,972
Intangible assets	311,557
Goodwill	357,317
Advanced commissions	(49,299)
Premium payable	(5,722)
Deferred tax liability	(74,300)
Other liabilities	(19,570)
Redeemable NCI	(185,469)
Nonredeemable NCI	(149,095)
Total	$281,278
Goodwill was recorded to reflect the excess purchase consideration over net assets acquired and primarily consists of the future economic benefits that we expect to receive as a result of the acquisition, driven by the value of Beat's potential future distribution and carrier relationships, and synergies with other Ambac business operations. All of the $357,317 of goodwill was assigned to the Insurance Distribution segment. The goodwill is not deductible for tax purposes.
The fair value of the redeemable non-controlling interest of $185,469 on the acquisition date was estimated based on the non-controlling interest’s respective share of Beat's enterprise value, adjusted for the value of Ambac's call option to purchase, and the minority owners' put option to sell to Ambac, respectively, the remaining 40% membership interest in Beat. Please refer to the Redeemable Noncontrolling Interest section of Note 2. Basis of Presentation and Significant Accounting Policies, for further information regarding the terms of the call and put option, as well as the redeemable NCI balance sheet classification.
The fair value of the nonredeemable NCI of $149,095 represents the aggregate NCI share in certain Beat operating units which are minority owned by the units' respective management teams. At December 31, 2024, there are no put or call options associated with these minority interests and as such, the aggregate amount is classified as nonredeemable NCI on the balance sheet.
The following table sets forth the estimated fair values of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

	Fair Value	Useful Life - Years
Customer relationships	$303,331	10.0
Trademarks	8,226	10.0
Total	$311,557
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
The overall weighted average useful life of the identified amortizable intangible assets acquired is 5.1 years.
The acquired business contributed revenues of $40,343 and net income of $4,551 to Ambac for the period from August 1, 2024, to December 31, 2024. The following unaudited pro forma summary presents consolidated information of Ambac as if the business combination had occurred on January 1, 2023.

	Year Ended December 31,
Pro forma (unaudited)	2024	2023
Revenues	$276,800	$182,482

Net income (loss) from continuing operations	$(51,782)	$(93,021)

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
In 2024, Ambac incurred $27,388 of acquisition-related costs. These expenses are included in general and administrative expense on Ambac's consolidated statement of comprehensive income (loss) for the year ended December 31, 2024. In the table above, these expenses are reflected in the pro forma net income for the year ended December 31, 2023.
5.    DISCONTINUED OPERATION
Sale of Ambac Assurance Corporation ("AAC")
On June 4, 2024, AFG entered into a stock purchase agreement (the "Purchase Agreement") with American Acorn Corporation (the “Buyer”), a Delaware corporation owned by funds managed by Oaktree Capital Management, L.P., pursuant to which and subject to the conditions set forth therein, AFG will sell all of the issued and outstanding shares of common stock of AAC owned by AFG to the Buyer for aggregate consideration of $420,000 in cash, and will issue to the Buyer a warrant to

Ambac Financial Group, Inc.	68	2024 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)
purchase AFG common stock as further described below (the "AAC Sale"). The terms of the AAC Sale as contemplated by the Purchase Agreement provide that, at the closing of the AAC Sale (the “Closing”), Buyer will acquire complete ownership of the common stock of AAC and all of its wholly owned subsidiaries, including Ambac UK.
The Purchase Agreement required AFG to seek the affirmative vote in favor of the AAC Sale by the holders of a majority of the issued and outstanding shares of AFG common stock entitled to vote thereon (the “Stockholder Approval”). On October 16, 2024, Stockholder Approval was obtained at a special meeting of stockholders duly convened for that purpose.
The Purchase Agreement contains certain customary termination rights for each of AFG and Buyer, including (i) by mutual written agreement; (ii) if the AAC Sale has not been consummated on or before April 4, 2025 (the “End Date”), subject to extension by 90 days in certain circumstances; (iii) if the other party is in breach of the Purchase Agreement in a manner that would result in a failure of an applicable closing condition and such breach cannot be cured or, if curable, has not been cured within 60 days after written notice to the other party of such breach; or (iv) if any applicable law makes the consummation of the Closing illegal or otherwise prohibited, or any judgment, order or decree of any governmental authority enjoins Buyer and AFG from consummating the Closing. AFG would pay the Buyer an amount equal to $22,000 (the “Termination Fee”) if all of the following occur: (i) the Purchase Agreement is terminated as a result of (a) not closing the AAC Sale and other transactions contemplated by the Purchase Agreement by the End Date, as it may be extended, or (b) an AFG breach of representations or covenants that would cause certain closing conditions not to be satisfied; (ii) AFG has received an alternative acquisition proposal prior to a valid termination of the Purchase Agreement; and (iii) within 12 months after termination of the Purchase Agreement, AFG enters into a definitive agreement for an alternative acquisition. AFG would also pay Buyer the Termination Fee if the Purchase Agreement is terminated for (x) AFG's breach of certain covenants that would cause closing conditions not to be satisfied, or (y) AFG changing its recommendation to the Company’s stockholders regarding the sale. In addition to the Termination Fee, AFG would pay Buyer up to $6,000 as a reimbursement of Buyer’s reasonably documented out-of-pocket fees and expenses incurred in connection with the AAC Sale and other transactions contemplated by the Purchase Agreement if (i) the Purchase Agreement is terminated as a result of not closing the AAC Sale and other transactions by the End Date and the Termination Fee is also payable; (ii) the Purchase Agreement is terminated as a result of AFG changing its recommendation to the AFG stockholders regarding the AAC Sale; or (iii) there is an AFG breach of representations or covenants that would cause certain closing conditions not to be satisfied. The Closing is subject to customary closing conditions, including the receipt of specified regulatory approvals.
In connection with and pursuant to the Purchase Agreement, AFG has agreed to issue to the Buyer a warrant exercisable for a number of shares of common stock, par value $0.01, of AFG representing 9.9% of the fully diluted shares of AFG’s common stock as of March 31, 2024, pro forma for the issuance of the Warrant. The Warrant will have an exercise price per share of $18.50 with a 6.5 year term from the date of issuance and will be immediately exercisable. Payment of the exercise price may be settled, at AFG’s option, by way of a cash exercise or by net share settlement. Also pursuant to the Purchase Agreement, concurrent with the AAC Sale, AFG will purchase AAC's co-investment in the holding company established to purchase Beat, for an amount equal to AAC's $62,000 investment plus 7.5% per annum thereon.
While management, the Board and AFG's stockholders have approved the AAC Sale, the AAC Sale is also subject to approval by our regulators in both the US and UK. Buyer received approval from the U.K. Prudential Regulation Authority ("PRA") for the change in control of Ambac UK on October 24, 2024 (which remains effective only if the AAC Sale is completed by April 30, 2025, which deadline may be extended by the PRA on upon Buyer's request). Approval from the Wisconsin Office of the Commissioner of Insurance ("OCI") remains outstanding. Management believes the OCI approval of the sale of AAC is ordinary and customary and it is probable that the deal will close in the first half of 2025. The AAC Sale will have a major effect on AFG's operations and financial results and, as of December 31, 2024, meets the held-for-sale reporting requirements. Accordingly, AAC's assets and liabilities that will be transferred in the AAC Sale are classified as held-for-sale, and its results and cash flows presented as discontinued operations.
At December 31, 2024, the carrying value of AAC's net assets held-for-sale is $962,637, before the valuation allowance for the expected loss on disposal, inclusive of the accrued value of AAC's co-investment with AFG described above, and net of the carrying value of AAC's Auction Market Preferred Shares ("AMPS").
•At December 31, 2024 and 2023, AAC had 4,596 shares of issued and outstanding AMPS with a liquidation preference of $114,900 relative to Ambac common shareholders (reported as nonredeemable noncontrolling interest of $50,918 on Ambac's balance sheet). In 2022, AAC purchased 905 shares of AMPS for $7,919. The difference between this amount paid to AMPS holders and the carrying amount was reflected as an increase to Net income attributable to common shareholders for approximately $1,131. The auction occurs every 28 days and the dividend rate has continuously been reset at the maximum, equal to the Reference Rate plus 200 basis points. Beginning July 1, 2023, the Reference Rate for the AMPS is one-month CME Term SOFR plus 0.11448 percent. Prior to July 1, 2023, the Reference Rate was one-month LIBOR.
•Under the terms of the AMPS, dividends may not be paid on the common stock of AAC unless all accrued and unpaid dividends on the AMPS for the then current dividend period have been paid, provided, that dividends on the common stock may be made at all times for the purpose of, and only in such amounts as are necessary for, enabling AFG (i) to service its indebtedness for borrowed money as such payments become due or (ii) to pay its operating

Ambac Financial Group, Inc.	69	2024 Form 10-K

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
The expected loss on sale reported in the Statement of Comprehensive Income (Loss) for the year ended December 31, 2024 of $(570,145) is equal to the difference between the sale proceeds (net of the value of the Warrants to be issued) and the carrying value of AAC's net assets held-for-sale, less expected closing costs. The carrying value of held-for-sale assets and liabilities, and consequently the expected loss on disposal, are subject to variability through the closing date of the AAC Sale. Changes to the carrying value of held-for-sale assets and liabilities could arise from changes in estimates of financial guarantee losses and loss adjustment expense reserves, including subrogation recoverable; changes in the valuation of invested assets and other financial instruments carried at fair value; adverse or favorable litigation outcomes; and other operating results of AAC and its subsidiaries, including consolidated variable interest entities (“VIEs”). Additionally, at closing, net income will be impacted by reclassification from Accumulated Other Comprehensive Income (Loss) of net unrealized gains (losses) on available-for-sale investment securities, cumulative foreign currency translation adjustments and cumulative credit risk changes of fair value option liabilities attributable to AAC and subsidiaries, which at December 31, 2024, amounted to $(175,278).
The components of anticipated loss on sale included within Net income (loss) from discontinued operations before tax on the Consolidated Statement of Comprehensive Income (Loss) for the year ended December 31, 2024, are summarized below:

Fair value of net consideration to be received	$399,727
Less: estimated closing costs	(7,235)
392,492
Carrying amount of net assets held-for-sale	962,637
Loss on disposal	$(570,145)
The following table summarizes the major classes of assets and liabilities held-for-sale on the Consolidated Balance Sheets after elimination of intercompany balances:

	December 31,
	2024	2023
ASSETS:
Total investments	$2,226,505	$2,309,967
Cash and equivalents	8,322	9,152
Premiums receivable	217,096	243,710
Reinsurance recoverable on paid and unpaid losses	25,274	29,518
Deferred ceded premiums	79,074	93,264
Subrogation recoverable	113,962	137,219
Intangible assets	213,457	245,133
Other assets, net	49,396	54,091
VIE assets (including restricted cash of $57,754 and $246,031)	3,904,259	4,394,402
Valuation allowance on assets held-for-sale	(570,145)	—
Total assets held-for-sale	$6,267,200	$7,516,456
LIABILITIES:
Unearned premiums	$228,177	$266,727
Loss and loss adjustment reserves	577,167	695,859
Ceded premiums payable	56,404	60,627
Long-term debt and accrued interest	1,046,658	983,069
Other liabilities, net	105,772	131,294
VIE liabilities	3,873,507	4,404,290
Total liabilities held-for-sale	$5,887,685	$6,541,866
The following table summarizes the major line items constituting net income (loss) from discontinued operations reconciled to net income (loss) from discontinued operations presented in the Consolidated Statement of Comprehensive Income (Loss):

Ambac Financial Group, Inc.	70	2024 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

	Year ended December 31,
	2024	2023	2022
REVENUES:
Net premiums earned	$23,879	$26,040	$42,383
Net investment income	133,933	126,957	12,324
Net investment gains (losses), including impairments	4,416	(22,507)	31,538
Net gains (losses) on derivative contracts	3,958	(699)	127,630
Net realized gain on extinguishment of debt	—	—	81,272
Litigation recoveries	—	—	125,869
Other revenues	31,096	14,533	30,266
Total revenues	197,282	144,324	451,282
EXPENSES:
Loss and loss adjustment expenses (benefit)	(45,767)	(69,320)	(405,534)
Intangible amortization	30,508	24,736	43,925
General & administrative and other expenses	57,491	88,306	84,455
Interest expense	63,587	64,025	168,158
Total expenses	105,819	107,747	(108,996)
Pretax income	91,463	36,577	560,278
Provision for income taxes	18,485	8,394	2,914
Loss on disposal	(570,145)	—	—
Net income (loss) from discontinued operations	(497,167)	$28,183	557,364
Gain on purchase of AMPS	—	$—	1,131
Net income (loss) attributable to Ambac common shareholders	$(497,167)	$28,183	$558,495
Significant Accounting Policies
The held-for-sale assets and liabilities and results of operations are subject to certain additional significant accounting policies to those described in Note 2. Basis of Presentation and Significant Accounting Policies.
Fair value of assets held-for-sale:
Total assets held-for-sale are carried at fair value as of December 31, 2024. The Fair Value Measurement Topic of the ASC specifies a fair value hierarchy based on whether the inputs to valuation techniques used to measure fair value are observable or unobservable. Measurement of fair value of assets held-for-sale is based on information from the purchase agreement and other unobservable information and is considered by management to be a Level 3 valuation under the Fair Value Measurement Topic of the ASC.
Investments:
Equity interests in pooled investment funds which are accounted for in accordance with the Investments - Equity Securities Topic of the ASC include equity interests in the form of common stock or in-substance common stock are classified as trading securities and reported at fair value with changes in fair value reported through income.
Investments in fixed maturity securities classified at trading are reported within Assets held-for-sale at fair value with unrealized gains and losses reported through income.
Consolidation of Variable Interest Entities:
The consolidated financial statements include the accounts of VIEs for which AAC or Ambac UK is deemed the primary beneficiary in accordance with the Consolidation Topic of the ASC. A VIE is an entity: a) that lacks enough equity investment at risk to permit the entity to finance its activities without additional subordinated financial support from other parties; or b) where the group of equity holders does not have: (1) the power, through voting rights or similar rights, to direct the activities of an entity that most significantly impact the entity’s economic performance; (2) the obligation to absorb the entity’s expected losses; or (3) the right to receive the entity’s expected residual returns. The determination of whether a variable interest holder is the primary beneficiary involves performing a qualitative analysis of the VIE that includes, among other factors, its capital structure, contractual terms including the rights of each variable interest holder, the activities of the VIE, whether the variable interest holder has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, whether the variable interest holder has the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE, related party relationships and the design of the VIE. An entity that is deemed the primary beneficiary of a VIE is required to consolidate the VIE.
We determined that AAC or Ambac UK generally have the obligation to absorb a LFG VIE's expected losses given that they have issued financial guarantees supporting certain liabilities (and in some cases certain assets). Ambac consolidates certain LFG VIEs in cases where we also have the power to direct the activities that most significantly impact the VIE’s economic performance. A VIE is generally deconsolidated in the period that AAC or Ambac UK no longer has such control rights.
The impact of consolidating such LFG VIEs on Ambac’s balance sheet is the elimination of transactions between the consolidated LFG VIEs and AAC or Ambac UK and the inclusion of the LFG VIE’s third party assets and liabilities. For a financial guarantee insurance policy issued to a consolidated VIE, Ambac does not reflect the financial guarantee insurance policy in accordance with the related insurance accounting rules under the Financial Services — Insurance Topic of the ASC. Consequently, upon consolidation, Ambac eliminates the insurance assets and liabilities associated with the policy from the Consolidated Balance Sheets, including premium receivables, unearned premiums, loss and loss expense reserves, and insurance intangible assets. For investment securities owned by AAC or Ambac UK that are debt instruments issued by the VIE, the associated debt and investment balances are eliminated upon consolidation.
Generally, Ambac has elected the fair value option for consolidated LFG VIE financial assets and financial liabilities, except in cases where AAC or Ambac UK was involved in the

Ambac Financial Group, Inc.	71	2024 Form 10-K

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
When the fair value option is elected for LFG VIE long-term debt, changes in the fair value of the long-term debt is reported in income on the Consolidated Statements of Total Comprehensive Income (Loss), except for the portion of the total change in fair value of financial liabilities caused by changes in the instrument-specific credit risk which is presented separately in Other comprehensive income (loss). In cases where the fair value option has not been elected, the LFG VIEs' long-term debt is carried at par less unamortized discount, with interest expense reported in income on the Consolidated Statements of Total Comprehensive Income (Loss).
Consolidated VIE assets and liabilities are presented in VIE assets and VIE liabilities in the above table. Results of consolidated VIEs are included in other revenues above.
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
Legacy Financial Guarantee Loss and Loss Adjustment Expenses:
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
▪Net claim cash outflow policies represent contracts where the PV of expected cash outflows are greater than the PV of expected recovery cash inflows. For such policies, a “loss and loss adjustment expense reserves” liability is recorded for the excess of the PV of expected net claim cash outflows over the unearned premium revenue.
▪Net recovery cash inflow policies represent contracts where the PV of expected recovery cash inflows are greater than the PV of expected claim cash outflows. For such policies, a “Subrogation recoverable” asset is recorded.
The evaluation process for determining expected losses is subject to certain judgments based on our assumptions regarding the probability of default by the issuer of the insured security, probability of settlement outcomes (which may include commutation settlements, refinancing and/or other settlement outcomes) and expected severity of credits for each insurance contract. Ambac’s loss reserves are based on management’s ongoing review of the financial guarantee credit portfolio. Active surveillance of the insured portfolio enables Ambac’s Risk Management Group ("RMG") to track credit migration of insured obligations from period to period and update internal classifications and credit ratings for each transaction. Non-adversely classified credits are assigned a Class I rating while adversely classified credits are assigned a rating ranging from Class IA ("Potential Problem with Risks to be Dimensioned") through Class V (“Fully Reserved”). The criteria for an exposure to be assigned an adversely classified credit rating includes the deterioration of an issuer’s financial condition, underperformance of the underlying collateral (for collateral dependent transactions such as mortgage-backed or student loan securitizations), poor performance by the servicer of the underlying collateral and other adverse economic events or trends. The servicer of the underlying collateral of an insured securitization transaction is a consideration in assessing credit quality because the servicer’s performance can directly impact the performance of the related issue. All credits are assigned risk classifications by RMG using established guidelines
The population of credits evaluated in Ambac’s loss reserve process are: (i) all adversely classified credits and ii) non-adversely classified credits which had an internal Ambac rating downgrade since the transaction’s inception. One of two approaches is then utilized to estimate losses to ultimately determine if a loss reserve should be established.
▪The first approach is a statistical expected loss approach, which considers the likelihood of all possible outcomes. The “base case” statistical expected loss is the product of: (i) the par outstanding on the credit; (ii) internally developed default information (taking into consideration internal ratings and average life of an obligation); (iii) internally developed loss severities; and (iv) a discount factor. The loss severities and default information are based on rating agency information, are specific to each bond type and are established and approved by senior RMG officers. For certain credit exposures, Ambac’s additional monitoring, loss remediation efforts and probabilities of

Ambac Financial Group, Inc.	72	2024 Form 10-K

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
▪The second approach entails the use of cash-flow based models to estimate expected losses (future claims, net of potential recoveries, expected to be paid to the holder of the insured financial obligation). Ambac’s RMG group will consider the likelihood of all possible outcomes and develop appropriate cash flow scenarios. This approach can include the utilization of internal or third party models and tools to project future losses and resultant claim payment estimates. We utilize cash flow models for RMBS, student loans and other exposures. RMBS and student loan models use historical performance of the collateral pools in order to then derive future performance characteristics, such as default and voluntary prepayment rates, which in turn determine projected future claim payments. In other cases, such as many public finance exposures we do not specifically forecast resources available to pay debt service in the cash flow model itself. Rather, we consider the issuers’ overall ability and willingness to pay, including the fiscal, economic, legal and political framework to develop projected future claim payment estimates. In this approach, a probability-weighted expected loss estimate is developed based on assigning probabilities to multiple claim payment scenarios and applying an appropriate discount factor. Additionally, we consider the issuer’s ability to refinance an insured issue, Ambac’s ability to execute a potential settlement (i.e., commutation) of the insurance policy, including the impact on future installment premiums, and/or other restructuring possibilities in our scenarios. The commutation scenarios and the related probabilities of occurrence vary by transaction, depending on our view of the likelihood of negotiating such a transaction with issuers and/or investors.
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
Long-term Debt
Long-term debt issued is carried at par value less unamortized discount. Accrued interest and discount accretion on long-term debt is reported through income on the Consolidated Statements of Total Comprehensive Income (Loss). To the extent Ambac repurchases or redeems its long-term debt, such repurchases or redemptions may be settled for an amount different than the carrying value of the obligation. Any difference between the payment and carrying value of the obligation is reported in income on the Consolidated Statements of Total Comprehensive Income (Loss). For surplus note repurchases, the pro-rata purchase price related to principal and accrued interest is reported as a financing and operating activity, respectively, on the Statement of Cash Flows.
AAC's 5.1% surplus notes have an outstanding par value of $519,235 and carrying value of $503,139 at December 31, 2024 and had an original maturity of June 7, 2020. Surplus note principal and interest payments require the approval of OCI. Since the issuance of the surplus notes in 2010, OCI has declined to approve regular payments of interest on surplus notes, although the OCI has permitted two exceptional payments. As a result, the scheduled payment date for interest, and the scheduled maturity date for payment of principal of the surplus notes are extended until OCI grants approval to make the payment. Interest will accrue, compounded on each anniversary of the original scheduled payment date or scheduled maturity date, on any unpaid principal or interest through the actual date of payment, at 5.1% per annum. Holders of surplus notes have no rights to enforce the payment of the principal of, or interest on, surplus notes in the absence of OCI approval to pay such amount. The interest on the outstanding surplus notes were accrued for and AAC is accruing interest on the interest amounts following each scheduled payment date. As required by the terms of surplus notes, AAC will continue to seek OCI’s approval to make payments of principal and interest on its surplus notes. OCI’s approval may be granted or denied in OCI’s sole discretion. Ambac can provide no assurance as to when or if surplus note principal and interest payments will be made. If OCI does not approve payments on or the acquisition of surplus notes over time, the ongoing accretion of interest on the notes may impair AAC's ability to extinguish the notes in full. Surplus notes are subordinated in right of payment to policyholder and other claims.
Ambac UK debt, issued in connection with the commutation of an exposure on June 18, 2019, has a par value of $40,600 and a carrying value of $18,079 at December 31, 2024. The Ambac UK debt has a legal maturity of May 2, 2036. Interest on the Ambac UK debt is at an annual rate of 0.00%. The Ambac UK debt was recorded at its fair value at the date of issuance with the discount amortizing at an effective interest rate of 7.4%.
NOL & Investment Interest Carryforward
As of December 31, 2024, AAC has (i) $1,952,621 of NOLs, which if not utilized will begin expiring in 2030, and will fully expire in 2045, and (ii) $110,494 of interest expense tax deduction carryover, which has an indefinite carryforward period but is limited in any particular year based on certain provisions. AAC has maintained a full valuation allowance since 2010.

Ambac Financial Group, Inc.	73	2024 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)
6.    INVESTMENTS
Ambac’s invested assets are primarily comprised of (i) fixed maturity securities classified as either available-for-sale, (ii) interests in pooled investment funds which are reported within Other investments on the Consolidated Balance Sheets and (iii) preferred equity investments which are reported within Other investments on the Consolidated Balance Sheets. Interests in pooled investment funds are limited partner interests and are reported using the equity method.
Fixed Maturity Securities
The amortized cost and estimated fair value of available-for-sale investments, at December 31, 2024 and 2023 were as follows:

	December 31, 2024					December 31, 2023
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturity securities:
Municipal obligations	$14,646	$—	$7	$570	$14,083	$9,394	—	13	696	8,711
Corporate obligations	92,990	—	107	3,905	89,192	92,694	—	262	4,965	87,991
U.S. government obligations	41,706	—	98	809	40,995	39,091	—	364	933	38,522
Residential mortgage-backed securities	2,475	—	—	29	2,446	—	—	—	—	—
Commercial mortgage-backed securities	2,127	—	8	34	2,101	—	—	—	—	—
Collateralized debt obligations	3,131	—	13	2	3,142	—	—	—	—	—
Other asset-backed securities	5,049	—	14	2	5,061	—	—	—	—	—
	162,124	—	247	5,351	157,020	141,179	—	639	6,594	135,224
Short-term	127,588	—	13	—	127,601	200,506	—	4	—	200,510
Total available-for-sale investments	$289,712	$—	$260	$5,351	$284,621	341,685	$—	$643	$6,594	$335,734
The amortized cost and estimated fair value of available-for-sale investments, at December 31, 2024, by contractual maturity, were as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$158,357	$158,056
Due after one year through five years	62,715	61,169
Due after five years through ten years	54,882	51,688
Due after ten years	976	958
	276,930	271,871
Residential mortgage-backed securities	2,475	2,446
Commercial mortgage-backed securities	2,127	2,101
Collateralized debt obligations	3,131	3,142
Other asset-backed securities	5,049	5,061
Total	$289,712	$284,621
Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.
Unrealized Losses on Fixed Maturity Securities
The following table shows gross unrealized losses and fair values of Ambac’s available-for-sale investments, which at December 31, 2024, did not have an allowance for credit losses under the CECL standard. This information is aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2024 and 2023:

Ambac Financial Group, Inc.	74	2024 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

	December 31, 2024						December 31, 2023
	Less Than 12 Months		12 Months or More		Total		Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Fixed maturity securities:
Municipal obligations	$6,042	$112	$6,582	$458	$12,624	$570	$732	$17	$7,015	$679	$7,747	$696
Corporate obligations	23,784	269	46,612	3,636	70,396	3,905	12,134	49	59,010	4,916	71,144	4,965
U.S. government obligations	15,919	344	14,818	465	30,737	809	6,847	37	20,981	896	27,828	933
Residential mortgage-backed securities	2,446	29	—	—	2,446	29	—	—	—	—	—	—
Commercial mortgage-backed securities	738	34	—	—	738	34	—	—	—	—	—	—
Collateralized debt obligations	655	2	—	—	655	2	—	—	—	—	—	—
Other asset-backed securities	1,428	2	—	—	1,428	2	—	—	—	—	—	—
	51,012	792	68,012	4,559	119,024	5,351	19,713	103	87,006	6,491	106,719	6,594
Short-term	—	—	—	—	—	—	619	—	—	—	619	—
Total temporarily impaired securities	$51,012	$792	$68,012	$4,559	$119,024	$5,351	$20,332	$103	$87,006	$6,491	$107,338	$6,594

Management has determined that the securities in the above table do not have credit impairment as of December 31, 2024 and 2023 based upon (i) no actual or expected principal and interest payment defaults on these securities and (ii) analysis of the creditworthiness of the issuer.
Ambac’s assessment about whether a security is credit impaired reflects management’s current judgment regarding facts and circumstances specific to the security and other factors. If that judgment changes, Ambac may record a charge for credit impairment in future periods.
The declines in fair value and resultant unrealized losses across asset classes as of December 31, 2024, included in the above table resulted primarily from the impact of increasing interest rates since the securities were purchased. Management has determined that the securities with unrealized losses are not credit impaired. Further discussion of management's assessment with respect to security categories with larger unrealized loss balances is below.
Corporate obligations
The gross unrealized losses on corporate obligations as of December 31, 2024, resulted primarily from an increase in interest rates since the securities were purchased. Unrealized losses of $3,905 related to 145 investment grade securities with an average unrealized loss equal to 5% of amortized cost at December 31, 2024. Securities that have below investment grade credit ratings or are unrated comprise $0 of the gross unrealized loss at December 31, 2024. Management believes that the full and timely receipt of all principal and interest payment on corporate obligations with unrealized losses as of December 31, 2024, is probable.
Investment Income (Loss)
Net investment income (loss) was comprised of the following for the affected periods:

Year Ended December 31,	2024	2023	2022
Fixed maturity securities	$4,895	$3,696	$2,163
Short-term investments	10,033	9,287	2,345
Investment expense	(365)	(296)	(139)
Securities available-for-sale and short-term	14,563	12,687	4,369
Fixed maturity securities - trading	—	—	—
Other investments	(115)	472	134
Total net investment income (loss)	$14,448	$13,159	$4,503
Net investment income (loss) from Other investments primarily represents changes in fair value on equity securities including certain pooled investment funds, and income from investment limited partnerships and other equity interests accounted for under the equity method.
Net Investments Gains (Losses), including Impairments
The following table details amounts included in net investment gains (losses) and impairments included in earnings for the affected periods:

Year Ended December 31,	2024	2023	2022
Gross realized gains on securities	$6,020	$57	$43
Gross realized losses on securities	(1)	(38)	(105)
Foreign exchange (losses) gains	—	—	—
Credit impairments	(6,516)	—	—
Intent to sell impairments	—	—	—
Net investment gains (losses), including impairments	$(497)	$19	$(62)
Ambac had an allowance for credit losses $0 and $0 at December 31, 2024 and 2023, respectively.
Ambac did not purchase any financial assets with credit deterioration for the years ended December 31, 2024 and 2023.

Ambac Financial Group, Inc.	75	2024 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)
Deposits with Regulators and Other Restrictions
Securities carried at $22,861 and $20,748 at December 31, 2024 and 2023, respectively, were deposited by Ambac's insurance subsidiaries with governmental authorities or designated custodian banks as required by laws affecting insurance companies. Invested assets of AAC carried at $800 and reported within assets held-for-sale on Ambac's consolidated balance sheet as of December 31, 2024, were deposited as security in connection with a letter of credit issued for a corporate office lease. The lease will be transferred to Ambac in connection with the AAC sale. Fiduciary funds held by Ambac's insurance distribution subsidiaries, carried at $2,845 and $1,769 at December 31, 2024 and 2023, respectively, are included in invested assets.
Other Investments
Ambac's investment portfolio includes a limited partnership interest in a private equity fund which seeks to generate long-term capital appreciation through investments in private equity, equity-related and other instruments. The fair value of Ambac's investment in the fund was $7,499 and $5,817 as of December
31, 2024 and 2023, determined using net asset value ("NAV") as a practical expedient. Redemptions may be made quarterly with 90 days notice subject to withdrawal limitations and/or redemption fees which vary with the timing and notification of withdrawal provided by the investor. Ambac's unfunded commitments total $1,724 on this private equity fund at December 31, 2024.
Other investments also include preferred equity investments with a carrying value of $20,618 and $12,500 as of December 31, 2024 and 2023, respectively, that do not have readily determinable fair values and are carried at cost, less any impairments as permitted under the Investments — Equity Securities Topic of the ASC. Impairments of $6,516, $0, and $0 were recorded on these investments in the years ended December 31, 2024, 2023 and 2022, respectively. There were no adjustments to fair value to reflect observable price changes in identical or similar investments from the same issuer during the years ended December 31, 2024, 2023 and 2022.

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
Fair Value Hierarchy
The Fair Value Measurement Topic of the ASC specifies a fair value hierarchy based on whether the inputs to valuation techniques used to measure fair value are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Company-based assumptions. The fair value hierarchy has three broad levels as follows:

●	Level 1	Quoted prices for identical instruments in active markets. Assets and liabilities classified as Level 1 include US Treasury and other foreign government obligations traded in highly liquid and transparent markets, and money market funds.

●	Level 2	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Assets and liabilities classified as Level 2 generally include investments in fixed maturity securities and certain derivatives valued using only market observable data.

●	Level 3	Model derived valuations in which one or more significant inputs or significant value drivers are unobservable. This hierarchy requires the use of observable market data when available. Financial instruments classified as Level 3 include certain investments in fixed maturity securities, loans and derivatives.
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

Ambac Financial Group, Inc.	76	2024 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)
The following table sets forth the carrying amount and fair value of Ambac’s financial assets and liabilities as of December 31, 2024 and 2023, including the level within the fair value hierarchy at which fair value measurements are categorized. As required by the Fair Value Measurement Topic of the ASC financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2024:					December 31, 2023:
	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:			Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
			Level 1	Level 2	Level 3			Level 1	Level 2	Level 3
Financial assets:
Fixed maturity securities:
Municipal obligations	$14,083	$14,083	$—	$14,083	$—	$8,711	$8,711	$—	$8,711
Corporate obligations	89,192	89,192	—	89,192	—	87,991	87,991	—	74,071	13,920
U.S. government obligations	40,995	40,995	40,995	—	—	38,522	38,522	38,522	—	—
Residential mortgage-backed securities	2,446	2,446	—	2,446	—	—	—	—	—	—
Commercial mortgage-backed securities	2,101	2,101	—	2,101	—	—	—	—	—	—
Collateralized debt obligations	3,142	3,142	—	3,142	—	—	—	—	—	—
Other asset-backed securities	5,061	5,061	—	5,061	—	—	—	—	—	—
Short term investments	127,601	127,601	127,601	—	—	200,510	200,510	200,510	—	—
Other investments (1)	28,294	7,499	—	—	—	18,317	5,817	—	—	—
Cash, cash equivalents and restricted cash	47,276	47,276	47,276	—	—	19,223	19,223	19,223	—	—
Other assets-Loans	3,434	3,434	—	—	3,434	—	—	—	—	—
Other assets - Derivatives:
Warrants	—	—	—	—	—	656	656	—	—	656
Total financial assets	$363,625	$342,830	$215,872	$116,025	$3,434	$373,930	$361,430	$258,255	$82,782	$14,576
Financial liabilities:
Short-term debt, including accrued interest	$152,560	$152,560	$—	$—	$152,560	$—	$—	$—	$—	$—
Other liabilities - Derivatives:
FX forward contracts	317	317	—	317	—	—	—	—	—	—
Total financial liabilities	$152,877	$152,877	$—	$317	$152,560	$—	$—	—	—	—
(1)Excluded from the fair value measurement categories in the table above are investment funds of $7,499 and $5,817 as of December 31, 2024 and 2023, respectively, which are measured using NAV as a practical expedient. Also excluded from the fair value measurements in the table above are equity securities with a carrying value of $20,618 and $12,500 as of December 31, 2024 and 2023, respectively, that do not have readily determinable fair values and have carrying amounts determined using the measurement alternative, and an equity method investment of $177 as of December 31, 2024.

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
Ambac’s financial instruments carried at fair value are mainly comprised of investments in fixed maturity securities, equity interests in pooled investment funds, and derivative instruments. Valuation of financial instruments is performed by Ambac’s finance group using methods approved by senior financial management with consultation from risk management and third-party portfolio managers as appropriate. Preliminary valuation results are discussed internally and with third-party portfolio managers as necessary quarterly to assess consistency with market transactions and trends as applicable. Market transactions such as trades or negotiated settlements of similar positions, if any, are reviewed to validate fair value model results. However, financial instruments valued using significant unobservable inputs have very little or no observable market activity. Methods and significant inputs and assumptions used to determine fair values across portfolios are reviewed quarterly by senior financial management. Other valuation control procedures specific to particular portfolios are described further below.
Fixed Maturity Securities
The fair values of fixed maturity investment securities are based primarily on market prices received independent pricing sources. Because many fixed maturity securities do not trade on a daily basis, pricing sources apply available market information through processes such as matrix pricing to calculate fair value. Such prices generally consider a variety of factors, including recent trades of the same and similar securities. In those cases, the items are classified within Level 2. For those fixed maturity investments where quotes were not available or cannot be reasonably corroborated, fair values are based on internal valuation models. Key inputs to the internal valuation models generally include maturity date, coupon and yield curves for asset-type and credit rating characteristics that closely match those characteristics of the specific investment securities being valued. Items valued using valuation models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in

Ambac Financial Group, Inc.	77	2024 Form 10-K

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
Information about the valuation inputs for fixed maturity securities classified as Level 3 is included below:
Corporate obligations: This includes certain investments in convertible debt securities. The fair value classified as Level 3 was $0 and $13,920 at December 31, 2024 and 2023, respectively. Fair value was calculated by discounting cash flows to average maturity of 0.75 years and a yield of 9.4% at December 31, 2023. Yields used are consistent with the security type and rating.
Other Investments
Other investments primarily relate to investments in pooled investment funds. The fair value of pooled investment funds is determined using dealer quotes or alternative pricing sources when such investments have readily determinable fair values. When fair value is not readily determinable, pooled investment funds are valued using NAV as a practical expedient as permitted under the Fair Value Measurement Topic of the ASC. Refer to Note 6. Investments for additional information about such investments in pooled funds that are reported at fair value using NAV as a practical expedient.
Derivative Instruments
As of December 31, 2024, Ambac has foreign currency forward contracts and holds warrants to purchase preferred stock of a development stage company. The fair value of foreign currency forwards are determined using valuation models with observable market inputs. Fair value of the warrants are determined using a standard warrant valuation model with internally developed input assumptions.
Short-term Debt
Short-term debt consists of SOFR indexed borrowing used for the partial funding of the Beat acquisition and is classified as Level 3.
Other Financial Assets
Included in Other assets are loans carried at amortized cost, the fair values of which are estimated based upon internal valuation models and are classified as Level 3.
Additional Fair Value Information for Financial Assets and Liabilities Accounted for at Fair Value
The following tables present the changes in the Level 3 fair value category for the periods presented in 2024, 2023 and 2022. Ambac classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

Level-3 Financial Assets and Liabilities Accounted for at Fair Value

Year ended December 31, 2024	Investments	Derivatives	Total
Balance, beginning of period	$13,920	$656	$14,576
Total gains/(losses) realized and unrealized:
Included in earnings	6,016	(656)	5,360
Included in other comprehensive income	125	—	125
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(20,061)	—	(20,061)
Balance, end of period	$—	$—	$—
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(656)	$(656)
The amount of total gains/(losses) included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—

Ambac Financial Group, Inc.	78	2024 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Level-3 Financial Assets and Liabilities Accounted for at Fair Value

Year Ended December 31, 2023	Investments	Derivatives	Total
Balance, beginning of period	$12,341	$935	$13,276
Total gains/(losses) realized and unrealized:
Included in earnings	—	(279)	(279)
Included in other comprehensive income	784		784
Purchases	795		795
Issuances	—		—
Sales	—		—
Settlements	—		—
Balance, end of period	$13,920	$656	$14,576
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(279)	$(279)
The amount of total gains/(losses) included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$784	$—	$784

Level-3 Financial Assets and Liabilities Accounted for at Fair Value

Year Ended December 31, 2022	Investments	Derivatives	Total
Balance, beginning of period	$12,305	$—	$12,305
Total gains/(losses) realized and unrealized:
Included in earnings	—	935	935
Included in other comprehensive income	(714)	—	(714)
Purchases	750	—	750
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Balance, end of period	$12,341	$935	$13,276
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$935	$935
The amount of total gains/(losses) included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(713)	$—	$(713)
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
Gains and losses (realized and unrealized) relating to Level 3 assets and liabilities included in earnings for the affected periods are reported as follows:

	Net Investment Income	Net Gains (Losses) on Derivative Contracts
Year Ended December 31, 2024
Total gains (losses) included in earnings for the period	$6,016	$(656)
Changes in unrealized gains (losses) relating to financial instruments still held at the reporting date	—	(656)

Year Ended December 31, 2023
Total gains (losses) included in earnings for the period	$—	$(278)
Changes in unrealized gains (losses) relating to financial instruments still held at the reporting date	—	(278)

Year Ended December 31, 2022
Total gains (losses) included in earnings for the period	$—	$935
Changes in unrealized gains (losses) relating to financial instruments still held at the reporting date	—	935

Ambac Financial Group, Inc.	79	2024 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)
8.    INSURANCE CONTRACTS
Premiums
The effect of reinsurance on premiums written and earned was as follows:

Year Ended December 31,	Direct	Assumed	Ceded	Net Premiums
2024:
Written	$334,311	$48,459	$294,088	$88,682
Earned	298,121	57,081	256,197	99,005
2023:
Written	$233,702	$39,585	$193,462	$79,825
Earned	185,470	18,354	151,913	51,911
2022:
Written	$146,379	$—	$117,826	$28,553
Earned	70,577	—	56,708	13,869
Premium Receivables, including Credit Impairments
Premium receivables at December 31, 2024 and 2023 were $57,222 and $45,893, respectively. Management evaluates premium receivables for expected credit losses ("credit impairment") in accordance with the CECL standard, which is further described in Note 2. Basis of Presentation and Significant Accounting Policies.
Below is a rollforward of the premium receivable allowance for credit losses as of December 31, 2024 and 2023:

Year Ended December 31,	2024	2023	2022
Beginning balance	$69	$—	$—
Current period provision (benefit)	73	69	—
Write-offs of the allowance	—	—	—
Recoveries of previously written-off amounts	—	—	—
Ending balance	$142	$69	$—
At December 31, 2024 and 2023, $5,690 and $510 of premiums were past due.
Loss and Loss Adjustment Expense Reserves
Below is the loss and loss reserve expense roll-forward, recoverable and reinsurance, for the affected periods.

Year Ended December 31,	2024	2023	2022
Beginning gross loss and loss adjustment expense reserves	$197,089	$89,907	$32,169
Reinsurance recoverable	156,301	80,155	31,695
Beginning balance of net loss and loss adjustment expense reserves	40,788	9,752	474
Losses and loss expenses incurred:
Current year	67,937	36,569	9,049
Prior years	4,689	143	23
Total (1)	72,626	36,712	9,072
Loss and loss adjustment expenses (recovered) paid:
Current year	16,202	3,798	(206)
Prior years	18,231	1,878	—
Total	34,433	5,676	(206)
Ending net loss and loss adjustment expense reserves	78,981	40,788	9,752
Reinsurance recoverable (2)	270,081	156,301	80,155
Ending gross loss and loss adjustment expense reserves	$349,062	$197,089	$89,907
(1)Total losses and loss expenses (benefit) is net of $(191,151), $(113,622) and $(52,960) for the years ended December 31, 2024, 2023 and 2022, respectively, related to ceded reinsurance.
(2)Represents reinsurance recoverable on future loss and loss adjustment expenses. Additionally, the Balance Sheet line "Reinsurance recoverable on paid and unpaid losses" includes reinsurance recoverables of $36,210, $8,765 and $1,397 as of December 31, 2024, 2023 and 2022, respectively, related to previously paid loss and loss adjustment expenses.
Prior accident years losses incurred development for the year end December 31, 2024 was primarily driven by commercial auto loss experience and a higher selected loss ratio for programs in runoff. In the fourth quarter of 2024 management decided to set loss reserves for programs that are runoff at the high end of the actuarial loss range, given these program can experience greater loss volatility than active programs.
Specialty Property & Casualty Loss Reserves
Claims Development
The following is a summary of loss and loss adjustment expense reserves, including certain components, for the Company’s major product lines by reporting segment at December 31, 2024.

	Net Loss and Loss Adjustment Expense Reserves	Reinsurance Recoverables on Unpaid Losses (1)	Loss and Loss Adjustment Reserves (1)
Commercial auto	$28,720	$129,752	$158,472
Excess and general liability	14,857	70,602	85,459
Workers compensation	14,465	—	14,465
Non-standard personal auto	12,185	504	12,689
Unallocated loss adjustment expense reserves	6,578	5,660	12,238
Other	2,176	63,563	65,739
Total	78,981	270,081	349,062
(1)Other includes $35,146 related to legacy liabilities obtained from the acquisitions of Providence Washington Insurance Company, Greenwood Insurance Company, and Consolidated Specialty Insurance Company. All legacy liabilities remain obligations of affiliates of the sellers through reinsurance and contractual indemnities.

Ambac Financial Group, Inc.	80	2024 Form 10-K

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
Commercial Auto

Incurred Claims and Allocated LAE, Net of Reinsurance
Accident Year	Year ended December 31,				IBNR Reserves at December 31, 2024	Cumulative Number of Reported Claims
	2021	2022	2023	2024
	Unaudited
2021	$432	$468	$978	$962	$150	80
2022		8,225	7,866	9,099	1,959	1,155
2023			19,459	23,313	6,496	3,197
2024				$15,193	7,583	2,768
			Total	$48,567

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Accident Year	Year ended December 31,				Liability for Loss and Loss Adjustment Expenses, Net of Reinsurance
	2021	2022	2023	2024	2021 -	Before
	Unaudited				2024	2021
2021	$7	$44	$151	$681
2022		555	2,325	4,700
2023			3,914	10,989
2024				3,477
			Total	19,847	28,720	—
					Total net liability	28,720

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4
	11.6%	17.9%	18.6%	55.1%

Excess and General Liability

Incurred Claims and Allocated LAE, Net of Reinsurance
Accident Year	Year ended December 31,				IBNR Reserves at December 31, 2024	Cumulative Number of Reported Claims
	2021	2022	2023	2024
	Unaudited
2021	$3	$3	$10	$12	$2	1
2022		372	350	589	227	6
2023			3,597	2,901	2,434	69
2024				$12,200	10,877	177
			Total	$15,702

Ambac Financial Group, Inc.	81	2024 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Accident Year	Year ended December 31,				Liability for Loss and Loss Adjustment Expenses, Net of Reinsurance
	2021	2022	2023	2024	2021 -	Before
	Unaudited				2024	2021
2021	$—	$—	$—	$—
2022		—	1	368
2023			30	316
2024				161
			Total	845	14,857	—
					Total net liability	14,857

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4
	0.6%	3.7%	31.3%	—%

Workers Compensation

Incurred Claims and Allocated LAE, Net of Reinsurance
Accident Year	Year ended December 31,				IBNR Reserves at December 31, 2024	Cumulative Number of Reported Claims
	2021	2022	2023	2024
	Unaudited
2021	$—	$—	$—	$—	$—	0
2022		—	—	—	—	0
2023			6,053	6,056	(331)	2,308
2024				$16,486	8,156	3,177
			Total	$22,542

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Accident Year	Year ended December 31,				Liability for Loss and Loss Adjustment Expenses, Net of Reinsurance
	2021	2022	2023	2024	2021 -	Before
	Unaudited				2024	2021
2021	$—	$—	$—	$—
2022		—	—	—
2023			807	3,938
2024				4,139
			Total	8,077	14,465	—
					Total net liability	14,465

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4
	19.2%	65.0%	—%	—%

Ambac Financial Group, Inc.	82	2024 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)
Other (1)

Incurred Claims and Allocated LAE, Net of Reinsurance
Accident Year	Year Ended December 31,				IBNR Reserves at December 31, 2024	Cumulative Number of Reported Claims
	2021	2022	2023	2024
	Unaudited
2021	$—	$—	$—	$—	$—	—
2022		1	1	1	1	740
2023			6,142	6,062	539	17,633
2024				23,341	3,469	52,385
Total				$29,404

Cumulative Paid Claims and Allocated LAE, Net of Reinsurance
Accident Year	Year Ended December 31,				Liability for Loss and Loss Adjustment Expenses, Net of Reinsurance
	2021	2022	2023	2024	2021 -	Before
	Unaudited				2024	2021
2021	$—	$—	$—	$—
2022		—	—	—
2023			966	4,337
2024				10,706
			Total	15,043	14,361	—
					Total net liability	14,361

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4
	20.6%	35.8%	—%	—%

(1) Other includes non-standard personal auto, professional liability, business owners products, travel and surety

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
The Company cautions against using the summarized claim count information provided in this disclosure in attempting to project ultimate loss payouts by product line. The Company generally finds claim count data to be useful only on a more granular basis than the aggregated basis disclosed in the claim development tables above, as the risks, average values and other dynamics of the claim process can vary materially by the cause of loss and coverage within product line.
Reinsurance Recoverables, Including Credit Impairments:
Everspan’s reinsurance assets, including deferred ceded premiums and reinsurance recoverables on losses amounted to $454,491 at December 31, 2024. Credit exposure existed at December 31, 2024, with respect to reinsurance recoverables to the extent that any reinsurer may not be able to reimburse Everspan under the terms of these reinsurance arrangements. At December 31, 2024, there were ceded reinsurance balances payable of $53,002 offsetting this credit exposure. Contractually ceded reinsurance payables can only be offset against amounts owed from the same reinsurer in the event that such reinsurer is unable to meet its obligations to reimburse Everspan.
To minimize its credit exposure to losses from reinsurer insolvencies, Everspan (i) is entitled to receive collateral from its reinsurance counterparties in certain reinsurance contracts

Ambac Financial Group, Inc.	83	2024 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)
and (ii) has certain cancellation rights that can be exercised by Everspan in the event of rating agency downgrades of a reinsurer (among other events and circumstances). Everspan held letters of credit and collateral amounting to $62,792 from its reinsurers at December 31, 2024. For those reinsurance counterparties that do not currently post collateral, Everspan's reinsurers are well capitalized, highly rated, authorized capacity providers. Additionally, while legacy liabilities from the Providence Washington Insurance Company acquisition and the admitted carriers acquired by Everspan on January 3, 2022 (Greenwood Insurance Company, and Consolidated Specialty Insurance Company), were fully ceded to certain reinsurers, Everspan also benefits from an unlimited, uncapped indemnity from Enstar Holdings (US) and 21st Century Premier Insurance Company, respectively, to mitigate any residual risk to these reinsurers.
For 2024, our top five reinsurers represented 69% our total reinsurance recoverables on paid and unpaid losses. These reinsurance recoverables were primarily from reinsurers with applicable ratings of A or better. The following table sets forth our five most significant reinsurers by amount of reinsurance recoverable as of December 31, 2024.

Reinsurers	Type of Insurance	Rating (1)	Reinsurance Recoverable (2)	Unsecured Recoverable (3)
General Reinsurance Company	Specialty P&C	A++	$135,706	$117,537
QBE Insurance Corporation	Specialty P&C	A	31,502	31,502
Munich Reinsurance Company	Specialty P&C	A+	20,052	16,653
The Cincinnati Insurance Company	Specialty P&C	A+	15,663	14,933
Everest Reinsurance Company	Specialty P&C	A+	8,641	7,356
All other reinsurers			94,726	44,329
Total recoverables			$306,290	$232,310
(1)Represents financial strength ratings from AM Best.
(2)Represents reinsurance recoverables on paid and unpaid losses. Unsecured amounts from QBE Insurance Corporation is also supported by an unlimited, uncapped indemnity from Enstar Holdings (US).
(3)Reinsurance recoverables reduced by ceded premiums payables due to reinsurers, letters of credit, and collateral posted for the benefit of Everspan.
Everspan has uncollateralized credit exposure to reinsurers of $232,310 and $127,568 and has recorded an allowance for credit losses of $100 and $100 at December 31, 2024 and 2023, respectively. The uncollateralized credit exposure to reinsurers includes legacy liabilities obtained from the acquisitions of Providence Washington Insurance Company and the admitted carriers acquired by Everspan on January 3, 2022, of $35,146 and $43,688 at December 31, 2024 and December 31, 2023, respectively. All legacy liabilities remain with affiliates of the sellers through reinsurance and contractual indemnities.
9.    INSURANCE REGULATORY RESTRICTIONS
Everspan Indemnity and its wholly owned subsidiary, Everspan Insurance Company ("Everspan Insurance"), as well as Consolidated Specialty Insurance Company, a wholly-owned subsidiary of Everspan Insurance, are domiciled in Arizona and are subject to the insurance laws and regulations of Arizona (the “Arizona Insurance Laws”) and are regulated by the Arizona Department of Insurance and Financial Institutions as domestic insurers. The other subsidiaries of Everspan Insurance, Providence Washington Insurance Company and Greenwood Insurance Company (together with Everspan Insurance, the "Everspan Admitted Carriers") are domiciled in Rhode Island and Pennsylvania, respectively, and are therefore subject to the insurance laws and regulations of their respective States of domicile (together with Arizona Insurance Laws, the “State Insurance Laws”) and regulated by the insurance departments of those States as domestic insurers. In addition, the Everspan Admitted Carriers are subject to the insurance laws and regulations of the other jurisdictions in which they are licensed and operate as foreign insurers.
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
The domiciliary regulators have primary regulatory authority, including with respect to the initiation and administration of rehabilitation or liquidation proceedings. Additionally, the accounts and operations of Everspan Indemnity and the Everspan Admitted Carriers are subject to individual periodic comprehensive financial examinations by their domestic regulators, and may be examined collectively by the lead regulator of the affiliated insurance company group.
Everspan Indemnity is a domestic surplus lines insurer and is eligible to write property and casualty insurance as an excess

Ambac Financial Group, Inc.	84	2024 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)
and surplus lines insurance in all states by virtue of the U.S. Nonadmitted and Reinsurance Reform Act of 2010.
Everspan Insurance, Greenwood Insurance Company, Consolidated Specialty Insurance Company, and Providence Washington Insurance Company are admitted property and casualty insurers. Collectively, they have broad authority to write property and casualty insurance throughout the United States.
Everspan Indemnity and the Everspan Admitted Carriers (collectively, "Everspan") are subject to risk-based capital requirements.
All of Ambac's insurance subsidiaries are in compliance with the minimum capital and surplus levels required under the State Insurance Laws required to transact all business written to date.
Our Insurance Distribution businesses, like some other managing general agents, brokerages and program administrators, may be subject to licensing requirements and regulation by insurance regulators in various regulatory jurisdictions in which they conduct business.
The financial statements Everspan are prepared on the basis of accounting practices prescribed or permitted by the State Insurance Laws and the actions of regulatory authorities thereunder. Everspan uses such statutory accounting practices prescribed or permitted by the applicable regulatory authorities for determining and reporting their financial condition and results of operations, including for determining solvency under the State Insurance Laws. The States in which Everspan are domiciled have adopted the National Association of Insurance Commissioners (“NAIC”) accounting practices and procedures manual (“NAIC SAP”) as a component of prescribed practices as codified in each State’s applicable law or regulation.
Statutory policyholder surplus differs from stockholder's equity determined under GAAP principally due to statutory accounting rules that treat investments, acquisition costs and consolidation of subsidiaries differently.
Everspan Indemnity has statutory policyholder surplus of $125,235 as of December 31, 2024, as compared to $108,051 as of December 31, 2023.
Everspan does not have any permitted or additional prescribed practices at December 31, 2024, or December 31, 2023.
Dividend Restrictions, Including Contractual Restrictions
United States
State Insurance Regulators prescribe rules that determine if Everspan may declare dividends. In addition, Everspan is subject to certain restrictions in their respective articles of incorporation with regards to the payment of dividends. Board action authorizing a distribution by an insurance company must generally be reported to the applicable domiciliary regulator prior to payment. In addition, State Insurance Laws generally require regulatory approval for the payment of extraordinary dividends, which are distributions in amounts that would exceed certain thresholds, such as a percentage of surplus or net income for the prior year or number of years.
Everspan does not have sufficient earned surplus at this time to pay ordinary dividends under the State Insurance Laws. Furthermore, certain subsidiaries of Everspan Insurance were restricted from paying dividends to Everspan Insurance until January 1, 2025. Currently, Everspan Insurance’s subsidiaries, other than Greenwood Insurance Company, do not have sufficient surplus to pay dividends.
Ambac's MGA/U subsidiaries are not restricted from paying dividends or partner distributions (collectively "Distributions") to their owners or partners, including Cirrata, which is 100% owned by AFG. Ambac's established MGA/Us historically have paid Distributions equating to the majority of their individual EBITDA, subject to working capital, taxes and other capital needs, on a quarterly basis. Newly formed de-novo MGA/Us are not expected to make regular distributions to their partners until they become profitable and generate free cash flow on a steady and/or predictable basis.
United Kingdom
Beat's UK subsidiaries are subject to certain restrictions in their articles of association and shareholder agreements with regards to the payment of dividends. The Board of Beat and each subsidiary can approve the payment of a dividend (subject to repayment of any funding agreements). Beat and its UK subsidiaries historically have paid Distributions equating to the majority of their distributable reserves, being principally profit after taxation.
Bermuda
Beat’s Bermuda subsidiary is subject to certain restrictions in their articles of association and shareholder agreements with regards to the payment of dividends. The Board of the Bermuda subsidiary can approve the payment of a dividend (subject to repayment of any funding agreement). The Board of the Bermuda subsidiary historically has paid Distributions equating to the majority of their distributable reserves, being principally profit after taxation.

Ambac Financial Group, Inc.	85	2024 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)
10.    DERIVATIVE INSTRUMENTS
The following tables summarize the location and gross fair values of individual derivative instruments and the impact of legal rights of offset as reported in the Consolidated Balance Sheets, as of December 31, 2024 and 2023.

	December 31, 2024:					December 31, 2023:
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Collateral Received / Pledged not Offset in the Consolidated Balance Sheet	Net Amount	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Collateral Received / Pledged not Offset in the Consolidated Balance Sheet	Net Amount
Other assets:
Warrants	$—	$—	$—	$—	$—	$656	$—	$656	$—	$656
Total derivative assets	$—	$—	$—	$—	$—	$656	$—	$656	$—	$656
Other liabilities:
FX forward	$317	$—	$317	$—	$317	$—	$—	$—	$—	$—
Total derivative liabilities	$317	$—	$317	$—	$317	$—	$—	$—	$—	$—
The following tables summarize the location and amount of gains and losses of derivative contracts in the Consolidated Statements of Total Comprehensive Income (Loss) for the years ended December 31, 2024, 2023 and 2022:

	Location of Gain (Loss) Recognized in Consolidated Statements of Total Comprehensive Income (Loss)	Amount of Gain (Loss) Recognized in Consolidated Statement of Total Comprehensive Income (Loss) – Year Ended December 31,
		2024	2023	2022
Warrants	Net gains (losses) on derivative contracts	$(656)	$(279)	$935
FX forwards	Net gains (losses) on derivative contracts	4,672	—	—
Total derivatives		$4,016	$(279)	$935

Other Derivatives:
At December 31, 2024 and 2023, Ambac holds warrants to purchase equity shares of a development stage company. During 2024, Ambac entered into US dollar/British pound sterling foreign exchange (FX) forward contracts to protect against currency fluctuations related to the purchase of Beat. Ambac's FX forward position was closed concurrent with the Beat purchase closed and the contracts matured October 4, 2024.
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

Ambac had no FX forward contacts as of December 31, 2023. Information about FX forward contracts as of December 31, 2024, is summarized below.

Derivative Type	Weighted Average Remaining Term (years)	Face Amount (Buy)	Face Amount (Sell)	Fair Value Asset (Liability)
FX Forwards-Buy GBP/Sell USD	0.61	15,720	20,000	(317)
11.    GOODWILL AND INTANGIBLE ASSETS
The following table presents a rollforward of goodwill at December 31, 2024 and 2023.

December 31,	2024	2023
Beginning balance	$69,694	$46,050
Business acquisitions	357,316	8,791
Gain (loss) on foreign currency translation	(8,776)	—
Impairments	—	—
Ending balance	$418,234	$69,694

Ambac Financial Group, Inc.	86	2024 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)
Intangible asset and accumulated amortization are included in the Consolidated Balance Sheets, as shown below.

	Cost	Accumulated Amortization	Net Carrying Amount
December 31, 2024
Finite-lived Intangible Assets:
Customer relationships	$348,350	$24,630	$323,720
Non-compete agreements	1,350	1,080	270
Trade names	10,767	1,195	9,572
Total finite-lived intangible assets	360,467	26,905	333,562
Indefinite-lived Intangible Assets:
Insurance licenses	11,213	—	11,213
Total intangible assets	$371,680	$26,905	$344,775

December 31, 2023
Finite-lived Intangible Assets:
Customer relationships	$52,878	$8,293	$44,585
Non-compete agreements	1,350	810	540
Trade names	2,755	602	2,153
Total finite-lived intangible assets	56,983	9,705	47,278
Indefinite-lived Intangible Assets:
Insurance licenses	$14,125	$—	$14,125
Total intangible assets	$71,108	$9,705	$61,403
Amortization Expense:
Amortization expense is included in the Consolidated Statements of Total Comprehensive Income (Loss), as shown below.

Year ended December 31,	2024	2023	2022
Customer relationships	16,739	3,622	2,472
Non-compete	270	270	270
Trade names	593	260	179
Total (1)	$17,602	$4,152	$2,921
(1)The weighted-average amortization period 5.0 years.
The estimated future amortization expense for finite-lived intangible assets is as follows:

Amortization Expense	Total
2025	$34,847
2026	34,508
2027	34,508
2028	34,504
2029	34,345
Thereafter	160,850
12.    DEBT
In the third quarter of 2024, Ambac funded a portion of the acquisition of Beat with a $150,000 Credit Facility. The debt incurred under the Credit Facility matures on July 31, 2025. Obligations under the Credit Facility are guaranteed by AFG and are secured on a first-priority basis by (i) a pledge by AFG of all of the capital stock of Everspan Holdings, LLC, a
Delaware limited liability company and wholly owned subsidiary of the Company and (ii) a pledge by the Purchaser of all of the capital stock of Beat held by Purchaser. Borrowing under the Credit Facility bears interest at three-month SOFR plus a margin initially equal to 4.50%, increasing to 5.50% on November 1, 2024, 6.50% on February 1, 2025, and 7.50% on May 1, 2025. A duration fee equal to 1% of the then outstanding Credit Facility shall be due on each of February 1, 2025 and May 1, 2025, to the extent the borrowing under the Credit Facility is not repaid earlier.
The Credit Facility includes covenants that restrict our ability to manage capital resources by limiting, among other actions, the issuance of debt or capital stock; the creation of liens; the disposition of assets; engaging in transactions with affiliates; making restricted payments, including dividends and the purchase or redemption of capital stock; and making acquisitions and other investments. The Credit Facility also requires the prepayment of the borrowings thereunder with proceeds of certain debt or equity issuances and certain asset sales, including the sale of AAC. These requirements will impact our financial and operational flexibility while the Credit Facility remains in place.
13.    REVENUES FROM CONTRACTS WITH CUSTOMERS
As further described in the Revenue Recognition section of Note 2. Basis of Presentation and Significant Accounting Policies, the Insurance Distribution businesses have contracts that are subject to the Revenue from Contracts with Customers Topic of the ASC ("ASC 606").
The following table presents Insurance Distribution commission income recognized disaggregated by policy type for the years ended December 31, 2024, 2023 and 2022:

Year ended December 31,	2024	2023	2022
Accident & Health	$30,123	$32,836	$28,399
Specialty Auto	17,851	11,929	1,871
Other Professional	10,076	3,097	—
Marine & Energy	2,829	2,909	158
Niche Specialty Risks	5,268	—	—
Property	5,116	—	—
Reinsurance	1,641	147	—
Professional D&O	1,422	—	—
Misc. Specialty	17,697	363	267
Total	$92,023	$51,281	$30,695
For the years ended December 31, 2024, 2023 and 2022, income of $6,320, $200 and $715, respectively, was recognized in accordance with ASC 606 and reported in other revenue on the Consolidated Statement of Comprehensive Income.
During the years ended December 31, 2024, 2023 and 2022, the amount of revenue recognized related to performance obligations satisfied in a previous period, inclusive of changes due to estimates was approximately $5,325, $5,241 and $5,816, respectively.

Ambac Financial Group, Inc.	87	2024 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)
Receivables, Contract Assets and Liabilities
The balances of receivables, contract assets and contract liabilities with customers were as follows:

December 31,	2024	2023
Receivables	$55,377	$9,419
Contract assets	15,967	7,261
Contract liabilities	473	527
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
Contract liabilities represent advance consideration received from customers related to Employer stop loss base commissions that will be recognized over time as claims servicing is performed, which typically occurs between 17 and 20 months from contract inception. During the years ended December 31, 2024, 2023 and 2022, the Company recognized revenue that was included in the contract liability balance as of the beginning of the period of  $479, $583 and $523, respectively.

14.    COMPREHENSIVE INCOME
The following tables detail the changes in the balances of each component of accumulated other comprehensive income for the affected periods:

	Year Ended December 31, 2024:					Year ended December 31, 2023:
	Unrealized Gains (Losses) on Available- for Sale Securities (1)	Amortization of Postretirement Benefit (1)	Gain (Loss) on Foreign Currency Translation (1)	Credit Risk Changes of Fair Value Option Liabilities (1) (2)	Total	Unrealized Gains (Losses) on Available- for Sale Securities (1)	Amortization of Postretirement Benefit (1)	Gain (Loss) on Foreign Currency Translation (1)	Credit Risk Changes of Fair Value Option Liabilities (1) (2)	Total
Beginning Balance	$(20,197)	$4,939	$(144,035)	$(753)	$(160,047)	$(71,381)	$3,370	$(184,167)	$(665)	$(252,843)
Other comprehensive income (loss) before reclassifications	3,583	(67)	(22,156)	—	(18,640)	30,623	3,051	40,132	—	73,806
Amounts reclassified from accumulated other comprehensive income (loss)	(4,522)	(4,872)	—	(356)	(9,750)	20,561	(1,482)	—	(88)	18,991
Net current period other comprehensive income (loss)	(939)	(4,939)	(22,156)	(356)	(28,390)	51,184	1,569	40,132	(88)	92,797
Ending balance	$(21,136)	$—	$(166,191)	$(1,109)	$(188,436)	$(20,197)	$4,939	$(144,035)	$(753)	$(160,047)
(1)All amounts are net of tax and NCI. Amounts in parentheses indicate reductions to Accumulated Other Comprehensive Income.
(2)Represents the changes in fair value attributable to instrument-specific credit risk of liabilities for which the fair value option is elected.
The following table details the significant amounts reclassified from each component of accumulated other comprehensive income, shown in the above rollforward tables, for the affected periods:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statement of Total Comprehensive Income
	Year Ended December 31,
	2024	2023
Unrealized Gains (Losses) on Available-for-Sale Securities (1)
	$(3,919)	$22,489	Net realized investment gains (losses)
	(603)	(1,928)	Provision for income taxes
	$(4,522)	$20,561	Net of tax and NCI
Amortization of Postretirement Benefit
Prior service cost	$(210)	$(963)	Other income
Actuarial gains (losses)	(67)	(519)	Other income
Curtailment gain	(4,662)	—	Other income
	(4,939)	(1,482)	Total before tax
	—	—	Provision for income taxes
	$(4,939)	$(1,482)	Net of tax and NCI
Credit Risk Changes of Fair Value Option Liabilities
	$(474)	$89	Credit risk changes of fair value option liabilities
	118	(177)	Provision for income taxes
	(356)	(88)	Net of tax and NCI
Total reclassifications for the period	$(9,817)	$18,991	Net of tax and NCI
(1)Net unrealized investment gains (losses) on available for sale securities are included in Ambac's Consolidated Statements of Comprehensive Income as a component of Accumulated Other Comprehensive Income. Changes in these amounts include reclassification adjustments to exclude from "Other

Ambac Financial Group, Inc.	88	2024 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)
comprehensive income (loss)" those items that are included as part of "Net income" for a period that has been part of "Other comprehensive income (loss)" in earlier periods.
15.    NET INCOME PER SHARE
As of December 31, 2024, 46,506,973 shares of AFG's common stock (par value $0.01) were issued and outstanding. Common shares outstanding increased by 1,311,603, during the year ended December 31, 2024, primarily due to the issuance of shares in the Beat acquisition, offset by share repurchases.
Share Repurchases
On March 29, 2022, AFG's Board of Directors approved a share repurchase program authorizing up to $20,000 in share repurchases. On May 5, 2022, the Board of Directors authorized an additional $15,000 in share repurchase. This program expired on March 31, 2024.
On November 12, 2024, Ambac’s Board of Directors authorized a share repurchase program, under which Ambac may opportunistically repurchase up to $50,000 of the Company’s common shares at management’s discretion over the period ending on December 31, 2026.
The following table shows shares repurchased by year.

($ in thousands, except per share) Year ended December 31,	2022	2023	2024
Shares repurchased	1,605,316	325,068	937,141
Total cost	$14,217	$4,510	$11,699
Average purchase price per share	$8.86	$13.88	$12.48
Unused authorization amount			$38,302
Earnings Per Share Calculation
The numerator of the basic and diluted earnings per share computation represents net income (loss) attributable to common stockholders adjusted by the retained earnings impact of the adjustment to redemption value of redeemable NCI under ASC 480. The redemption value adjustment is further described in the Redeemable NCI section of Note 2. Basis of Presentation and Significant Accounting Policies.
The following table provides a reconciliation of net income (loss) from continuing operations attributable to common stockholders to the numerator in the basic and diluted earnings per share calculation, together with the resulting earnings per share amounts:

Year ended December 31,	2024	2023	2022
Net income (loss) attributable to Ambac common stockholders	$(59,282)	$(24,551)	$(36,115)
Adjustment to redemption value (ASC 480)	53,210	4,792	2,469
Numerator of basic and diluted EPS	$(6,072)	$(19,759)	$(33,646)
Per Share:
Basic	$(0.13)	$(0.43)	$(0.74)
Diluted	$(0.13)	$(0.43)	$(0.74)
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
In determining diluted net income (loss) per share, whether net income from continuing operations is positive or negative controls whether dilutive shares are included in the determination. For all periods presented, net income from continuing operations is negative, a net loss. Accordingly, since including dilutive shares would dilute the loss from continuing operations, no dilutive shares are included in any of the per share calculations. The following table provides a reconciliation of the common shares used for basic net income per share to the diluted shares used for diluted net income per share:

Year Ended December 31,	2024	2023	2022
Basic weighted average shares outstanding	46,969,708	45,636,649	45,719,906
Effect of potential dilutive shares (1):
Restricted stock units	—	—	—
Performance stock units (1)	—	—	—
Diluted weighted average shares outstanding	46,969,708	45,636,649	45,719,906
Anti-dilutive shares excluded from the above reconciliation
Warrants	—	—	4,877,617
Restricted stock units	479,781	550,255	600,994
Performance stock units (1)	817,483	900,964	1,095,664
(1)Performance stock units are reflected based on the performance metrics through the balance sheet date. Vesting of these units is contingent upon meeting certain performance metrics. Although a portion of these performance metrics have been achieved as of the respective period end, it is possible that awards may no longer meet the metric at the end of the performance period.
16.    INCOME TAXES
AFG files a consolidated U.S. Federal income tax return with its 80% or more owned domestic subsidiaries ("Consolidated Tax Subsidiaries"). Beat's US subsidiaries file separate U.S. Federal income tax returns as they are not directly owned by AFG for tax purposes. AFG and its Consolidated Tax Subsidiaries also file separate or combined income tax returns in various states, local and foreign jurisdictions. The following are the major jurisdictions in which Ambac and its subsidiaries, including it foreign subsidiaries, operate and the earliest tax years subject to examination:

Ambac Financial Group, Inc.	89	2024 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Jurisdiction	Tax Year
United States	2010
New York State	2015
New York City	2018
United Kingdom	2020
Consolidated Pretax Income (Loss)
U.S. and foreign components of pre-tax income (loss) from continuing operations were as follows:

Year Ended December 31,	2024	2023	2022
U.S.	$(58,014)	$(24,221)	$(35,706)
Foreign	(1,831)	—	—
Total	$(59,845)	$(24,221)	$(35,706)
Provision (Benefit) for Income Taxes
The components of the provision (benefit) for income taxes from continuing operations were as follows:

Year Ended December 31,	2024	2023	2022
Current taxes
U.S. state and local	$100	$431	$(453)
Foreign	2,193	—	—
Total current taxes	2,197	431	(453)
Deferred taxes
Domestic	—	(1,420)	(9)
Foreign	(3,121)	—	—
Total deferred taxes	$(3,121)	$(1,420)	$(9)
Provision for income taxes	$(924)	$(989)	$(462)
The total effect of income taxes on net income and stockholders’ equity for the years ended December 31, 2024, 2023 and 2022 is as follows:

Year Ended December 31,	2024	2023	2022
Total income taxes charged to net income	$(924)	$(989)	$(462)
Income taxes charged (credited) to stockholders’ equity:
Unrealized gains (losses) on investment securities, including foreign exchange	144	918	335
Unrealized gains (losses) on foreign currency translations	(1,922)	—	—
Valuation allowance to equity	1,778	(918)	(335)
Total charged to stockholders’ equity:	—	—	—
Total effect of income taxes	$(924)	$(989)	$(462)
Reconciliation of U.S. Federal Statutory Income Tax Rate to Actual Income Tax Rate
The tax provisions for continuing operations in the accompanying Consolidated Statements of Total Comprehensive Income (Loss) reflect effective tax rates differing from prevailing Federal corporate income tax rates. The following is a reconciliation of these differences:

Year Ended December 31,	2024		2023		2022
Tax on income (loss) at statutory rate	$(12,567)	21%	$(5,086)	21%	$(7,498)	21%
Changes in expected tax resulting from:
State only DTA and tax rate change	4,554	(8)%	—	—%	(1,003)	3%
Tax-exempt interest	(4)	—%	(5)	—%	(14)	—%
Foreign taxes	787	(1)%	—	—%	—	—%
State Income Taxes	79	—%	411	(2)%	367	(1)%
Outside tax basis difference	105,630	(177)%	—	—%	—	—%
Acquisition costs	2,017	(3)%	1,497	(6)%	—	—%
Valuation allowance	(101,598)	170%	1,602	(7)%	8,379	(24)%
Other, net	178	—%	592	(2)%	(693)	2%
Tax expense on income (loss)	$(924)	2%	$(989)	1%	$(462)	(2)%
Unrecognized Tax Positions
The Company had no material unrecognized tax positions at December 31, 2024 and 2023.

Ambac Financial Group, Inc.	90	2024 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)
Deferred Income Taxes
The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities and deferred tax assets at December 31, 2024 and 2023, are presented below:

December 31,	2024	2023
Deferred tax liabilities:
Amortizable intangible	$71,414	$—
Outside basis difference	105,630	—
Deferred acquisition costs	9,474	7,531
Investments	3,568	—
Other	787	139
Total deferred tax liabilities	190,873	7,670
Deferred tax assets:
Net operating loss carryforward	349,931	341,886
Unearned premium reserves	9,138	3,590
Loss reserves	1,102	162
State capital loss carryforward	3,096	7,650
Compensation	1,423	1,423
Investments	—	1,072
Other	429	1,625
Subtotal deferred tax assets	365,119	357,408
Valuation allowance	244,381	349,738
Total deferred tax assets	120,738	7,670
Net deferred tax liability	$70,135	$—
The Company has adopted an accounting policy to classify the inside tax basis differences deferred tax assets and liabilities (i.e., inside basis differences) associated with the disposition of shares of a subsidiary as assets or liabilities held for sale on the Consolidated Balance Sheets. For the years ended December 31, 2024, and 2023, the Company has included net deferred tax liabilities of $20,382 and $19,138, respectively, in liabilities held for sale.
In accordance with the Income Tax Topic of the ASC, a valuation allowance is recognized if, based on the weight of available evidence, it is more-likely-than-not that some, or all, of the deferred tax asset will not be realized. As a result of the risks and uncertainties associated with future operating results, management believes it is more likely than not that the Company will not generate sufficient U.S. federal, state and/or local taxable income to recover the deferred tax operating assets and therefore maintains a full valuation allowance on AFG's U.S. net deferred tax assets. The remaining net deferred tax liability of $70,135 is attributable to the amortizing intangible related to the acquisition of Beat and is classified in Deferred Taxes on the Consolidated Balance Sheet.
NOL & Investment Interest Carryforward
As of December 31, 2024, the Company has $1,663,087 of US NOLs if not utilized will begin expiring in 2030. Of the total NOLs $158,663 carry forward indefinitely.
17.    EMPLOYMENT BENEFIT PLANS
Incentive Compensation - Stock Units and Cash
Employees, directors and consultants of Ambac are eligible to participate in Ambac’s 2024 Incentive Plan, which is the successor plan to the Ambac’s 2020 Incentive Plan and 2013 Incentive Plan, subject to the discretion of the Compensation Committee of Ambac’s Board of Directors. There are 4,350,000 1,475,000 and 4,000,000 shares of Ambac's common stock authorized for awards under the 2024 Plan, 2020 Plan and 2013 Plan, respectively. Awards may also be made under the 2024 Plan with respect to the shares that remained available for grant under the 2020 Plan. In addition, shares subject to outstanding awards granted under the 2020 Plan that subsequently terminate by expiration or forfeiture, cancellation, or otherwise without the issuance of such shares become available for awards under the 2024 Plan.
On June 24, 2021, the Compensation Committee of Ambac's Board of Directors adopted the Ambac Financial Group, Inc. Executive Stock Deferral Plan (the “Stock Deferral Plan”). Under the Stock Deferral Plan, certain executives of AFG and its subsidiaries who are designated by the compensation committee as eligible to participate in the Stock Deferral Plan may elect to defer the settlement of all or a portion of the RSU and PSU (as defined below) awards that are granted to the executives to a future date(s) selected by the executive. Deferred awards under the Stock Deferral Plan (and any related dividend equivalents) will continue to be paid in shares of common stock of AFG, which will be issued under the relevant incentive compensation plan pursuant to which the underlying award was first granted, provided that any dividend equivalents credited on a participant’s deferred awards in respect of cash dividends paid by AFG will be paid to the participant in cash. The sale of AAC will trigger a change in control provision under the Stock Deferral Plan and immediately prior to closing all deferred shares will be settled in stock. At the discretion of the Compensation Committee of the Board of Directors, RSU and PSU awards may be settled in cash based on the closing price of AFG's common stock on the last business day prior to the settlement date. The Stock Deferral Plan is not funded, and deferred awards under the Stock Deferral Plan are not segregated from the Company’s general assets.
The amount of stock-based compensation expense and corresponding after-tax expense from continuing operations are as follows.

Year Ended December 31,	2024	2023	2022
Restricted stock units	$3,144	$3,462	$2,911
Performance awards	6,212	8,804	8,320
Total stock-based compensation	$9,356	$12,266	$11,231
Total stock-based compensation (after-tax)	$9,356	$12,266	$11,231
Restricted Stock Units (“RSUs”)
RSUs can be awarded to certain employees for a portion of their STIP compensation, LTIP compensation, sign-on and special awards for exceptional performance or promotion. RSUs can

Ambac Financial Group, Inc.	91	2024 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)
also be awarded to consultants as part of the consideration for their services. The LTIP, sign-on, consultant and special awards generally vest in equal installments over, or cliff-vest at the end of, a two to three year period. Such vesting is expressly conditioned upon continued service with Ambac through the applicable vesting date, although vesting may be accelerated in certain circumstances under the awards, including for terminations due to death, disability, eligible retirement, or involuntary termination by Ambac other than for cause.
As part of our director compensation program, RSUs are granted quarterly and vest one year from the grant date. These RSUs will not settle until the respective director’s termination from the Board of Directors or, if earlier, upon a change in control. All RSUs provide for accelerated vesting upon a change in control, death or disability or involuntary removal other than for cause (not including removal pursuant to a shareholder vote at a regularly scheduled annual meeting of shareholders). The sale of AAC will meet the requirements for a change in control and immediately prior to closing any unvested shares will vest and settle along with all previously deferred shares. Upon termination (other than for cause), the unvested RSUs shall partially vest as of the date of such termination in an amount equal to the number of then outstanding unvested RSUs multiplied by a fraction, the numerator of which shall be the number of calendar days which have lapsed since the grant date and the denominator of which shall be the number of calendar days from the grant date until the next regularly scheduled quarterly grant date pursuant to Ambac’s director compensation program.
As of December 31, 2024, 1,075,025 RSUs remained outstanding, of which (i) 467,705 units required future service as a condition to the delivery of the underlying shares of common stock and (ii) 608,853 units do not require future service and are deferred for future settlement. As of December 31, 2023, 1,036,339 RSUs remained outstanding, of which (i) 634,312 units required future service as a condition to the delivery of the underlying shares of common stock, and (ii) 402,027 units did not require future service and were deferred for future settlement.
A summary of RSU activity for 2024 is as follows.

	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of period	1,036,339	$15.75
Granted	250,992	14.28
Delivered or returned to plan (1)	(208,038)	14.67
Forfeited	(4,268)	15.52
Outstanding at end of period	1,075,025	$15.62
(1)    When restricted stock unit awards issued by Ambac become taxable compensation to employees, shares may be withheld to cover the employee’s withholding taxes. For the year ended December 31, 2024, Ambac withheld 19,335 shares from employees that settled restricted stock units to meet the required tax withholdings.
Ambac’s closing share price on the grant date was used to estimate the fair value of the service condition based RSU on the grant date. The weighted average grant date fair value per share of RSUs granted during 2024, 2023 and 2022 was $14.28, $15.72 and $12.48, respectively. As of December 31, 2024, there was $3,687 of total unrecognized compensation costs related to unvested RSUs granted of which $494 will be transferred to the buyer upon close of AAC sale. These costs are expected to be recognized over a weighted average period of 1.6 years. The fair value for RSUs vested and delivered during the year ended December 31, 2024, 2023 and 2022 was $1,654, $4,646 and $3,861, respectively.
Performance Stock Awards ("PSUs")
PSUs are awarded to certain employees for a portion of their LTIP compensation and vest after 3 years from grant date. The actual number of shares payable at settlement is subject to performance metrics relative to the companies and segments of Ambac. Actual payout can range from 0% to 240% of the number of units granted. Under currently outstanding award agreements, performance will be evaluated as follows:
•In regards to Xchange, for the 2022 PSU awards, and Cirrata for the 2023 and 2024 PSU awards, (i) cumulative earnings before interest, taxes, depreciation and amortization over the vesting period and (ii) for Cirrata 2023 and 2024 PSU awards, the aggregate of all premiums placed by Cirrata with any insurance carrier over the vesting period.
•In regards to Everspan: (i) for the 2022, 2023 and 2024 PSU awards, cumulative earnings before interest, taxes, depreciation and amortization over the vesting period and (ii) for the 2023 and 2024 PSU award, cumulative direct or assumed premiums written (including any from Cirrata) and fronting fees over the vesting period.
•In regards to AAC: reductions in watch list and adversely classified credits, which is intended to reward participants for de-risking the financial guarantee insured portfolio.
•Relative Total Shareholder Return will cause the payout at the end of the performance period to be increased or decreased 20% for PSU awards granted 2022, 2023 and 2024, if AFG's stock performance compared to a peer group is at or above the 75th percentile or at or below the 25th percentile, respectively.
Pursuant to the LTIP award agreements if (i) a termination occurred prior to the last day of the performance period by reason of disability, an involuntary termination by the Company other than for “cause,” or "retirement," the recipient would be entitled to receive the PSU award at the end of the relevant performance period based on the satisfaction of the performance conditions related to such award at the end of the performance period, and (ii) a termination occurred prior to the last day of the performance period by reason of death, the beneficiaries of the recipient would be entitled to receive the number of PSUs that the recipient would have been entitled to receive at a 100% overall payout multiple regardless of the outcome of any of the performance conditions. The current performance awards shall be settled within 75 days after the end of the performance period, including those with partial or accelerated vesting,

Ambac Financial Group, Inc.	92	2024 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)
subject to any deferrals made pursuant to the Stock Deferral Plan.
A summary of PSU activity for 2024 is as follows.

	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of period	1,019,071	$15.52
Granted (1)	371,877	15.94
Delivered (2)	(312,280)	10.02
Forfeited	(20,017)	15.57
Performance adjustment (3)	204,860	18.67
Outstanding at end of period	1,263,511	$—
(1)    Represents performance share units at 100% of units granted for LTIP Awards.
(2)    Reflects the number of performance shares attributable to the performance goals attained over the completed performance period and for which service conditions have been met. When performance stock unit awards issued by Ambac become taxable compensation to employees, shares may be withheld to cover the employee’s withholding taxes. For the year ended December 31, 2024, Ambac withheld 24,431 of shares from employees that settled performance based restricted stock units to meet the required tax withholdings.
(3)    Represents the number of additional shares issued for awards granted in 2021 as a result of actual performance during the performance period.
The weighted average grant date fair value per share of PSUs granted during 2024, 2023 and 2022 was $15.94, $17.72 and $13.44, respectively. As of December 31, 2024, there was $5,509 of total unrecognized compensation costs related to the PSU portion of unvested performance awards of which $724 will be transferred to the buyer upon close of AAC sale. These costs are expected to be recognized over a weighted average period of 2.0 years. The fair value for PSUs vested and delivered during the year ended December 31, 2024, 2023 and 2022 was $2,663, $7,665 and $4,620, respectively.
Postemployment Benefits
Ambac provides discretionary severance benefits. Severance benefits from continuing operations, were $416, $0 and $0 for the years ended December 31, 2024, 2023 and 2022, respectively.
Defined Contribution Plans
As a result of the acquisitions of All Trans and Capacity Marine effective November 1, 2022, and Beat effective July 31, 2024, Ambac has multiple savings incentive plans. Substantially all US employees are covered by one of these plans. The Plan sponsored by AFG includes employer matching contributions equal to 100% of the employees’ contributions, up to 3% of such participants’ compensation, as defined in the plan, plus 50% of contributions up to an additional 2% of compensation, subject to limits set by the Internal Revenue Code. Xchange and Riverton employees moved to this plan from a previous plan (Xchange during 2022 and Riverton during 2023). Employees of All Trans and Capacity Marine are included in a multiple employer plan that has discretionary contributions for which none were made during Ambac's ownership of these entities. The plan for US employees of Beat includes employer matching contributions equal to 100% of the employees’ contributions, up to 5% of such participants’ compensation. UK employees of Beat have a defined contribution pension plan where employer contributes 10% of participants’ compensation of which the assets are held separately from those of the group in an independently administrated fund. The total cost of all the were $1,945, $676 and $379 for the years December 31, 2024, 2023 and 2022, respectively.
18.    LEASES
Ambac is the lessee and lessor under certain lease agreements further described below.
Lessee information
Ambac is the lessee in operating leases for corporate offices. Leases in effect at December 31, 2024, have remaining lease terms ranging from under 2 years to 8 years. Certain of these leases include early termination provisions which Ambac does not include in the determination of its lease liabilities and right-of-use assets unless exercise is considered reasonably certain.
Lease costs are included in operating expenses on the Consolidated Statement of Total Comprehensive Income (Loss). The components of lease costs, net of sub-lessor income, is as follows:

Year Ended December 31,	2024	2023	2022
Operating lease cost	$4,247	$3,904	$3,848
Short-term lease cost	—	52	18
Variable lease cost	437	404	317
Sublease income	(1,086)	(1,124)	(1,132)
Total lease cost	$3,598	$3,236	$3,051
Ambac is required to make variable lease payments under certain leases which primarily relates to variable costs of the lessor, such as taxes, insurance, maintenance and electricity.
Supplemental information related to leases is as follows:

Year Ended December 31,	2024	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$4,432	$4,155	$4,123
Right-of-use assets obtained in exchange for operating lease liabilities (non-cash)	2,256	714	—
Supplemental balance sheet information related to leases is as follows:

December 31,	2024	2023
Operating leases:
Operating lease right of use assets	$18,107	$18,421
Operating lease liabilities	21,543	22,041
Weighted average remaining lease term:
Operating leases	5.1 years	6.1 years
Weighted average discount rate:
Operating leases	7.8%	7.9%

Ambac Financial Group, Inc.	93	2024 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)
Operating lease right of use assets and operating lease liabilities are included in Other assets and Other liabilities, respectively, on the consolidated balance sheet.
Future undiscounted lease payments, gross of sublease receipts, to be made are as follows:

As of December 31, 2024	Operating Leases
2025	$5,008
2026	5,135
2027	5,140
2028	5,016
2029	4,960
Thereafter	827
Total lease payments	26,086
Less: imputed interest	(4,543)
Total	$21,543
Lessor information
Ambac is the lessor in one operating sublease of corporate office space which has a remaining term of 5.0 years. There are no extension or termination provisions.
Future undiscounted lease payments to be received are as follows:

As of December 31, 2024	Operating Leases
2025	$1,184
2026	1,286
2027	1,302
2028	1,318
2029	1,331
Thereafter	—
Total lease receipts	6,421
19.    COMMITMENTS AND CONTINGENCIES
The Company periodically receives various regulatory inquiries and requests for information with respect to investigations and inquiries that such regulators are conducting. The Company has complied with all such inquiries and requests for information.
The Company is involved from time to time in various routine legal proceedings, including proceedings related to litigation with present or former employees. Although such litigation is routine and incidental to the conduct of its business, such litigation can potentially result in large monetary awards when a civil jury is allowed to determine compensatory and/or punitive damages.
Everspan may be subject to disputes with policyholders regarding the scope and extent of coverage offered under Everspan's policies; be required to defend claimants in suits against its policyholders for covered liability claims; or enter into commercial disputes with its reinsurers, MGA/Us or third party claims administrators or other parties regarding their respective contractual obligations and rights. Under some circumstances, the results of such disputes or suits may lead to liabilities beyond those which are anticipated or reserved.
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
From time to time, Ambac is subject to allegations concerning its corporate governance, including the manner in which it exercises control and oversight of its subsidiaries, that may lead to litigation, including derivative litigation. While the monetary impacts of addressing such allegations outside of litigation may not be material, these charges may distract management and the Board of Directors from their principal focus on Ambac's business, strategy and objectives.
It is not reasonably possible to predict whether suits in addition to those described below will be filed or whether additional inquiries or requests for information will be made, and it is also not possible to predict the outcome of litigation, inquiries or requests for information. It is possible that there could be unfavorable outcomes in these or other proceedings. Legal accruals for litigation against the Company with losses that are probable and reasonably estimable are not material to the operating results or financial position of the Company. For the litigation matters the Company is defending that do not meet the “probable and reasonably estimable” accrual threshold and where no loss estimates have been provided below, management is unable to make a meaningful estimate of the amount or range of loss that could result from unfavorable outcomes. Under some circumstances, adverse results in any such proceedings could be material to our business, operations, financial position, profitability or cash flows. The Company believes that it has substantial defenses to the claims described below and, to the extent that these actions proceed, the Company intends to defend itself vigorously; however, the Company is not able to predict the outcomes of these actions.
Litigation against Ambac Financial Group, Inc.
Dwight Jereczek and Stanley Elliott, individually and on behalf of all others similarly situated v. MBIA Inc., Ambac Financial Group, Inc., Ambac Assurance Corporation, MBIA Insurance Corporation, and National Public Finance Guarantee Corporation (United States District Court for the District of Connecticut, filed on February 12, 2025) (the "COFINA Case"). This putative class action complaint is brought by alleged former holders of bonds issued by the Puerto Rico Sales Tax Financing Corporation (“COFINA”) allegedly insured by defendants under financial guaranty insurance policies. On behalf of themselves and all persons and entities that owned such bonds between October 19, 2018, and February 12, 2019, plaintiffs allege that, in connection with the restructuring of COFINA under Title III of the Puerto Rico Oversight, Management, and Economic Stability Act, defendants orchestrated a scheme to improperly use their role in the Title III process to alter contracts with insured COFINA bondholders, resulting in such bondholders receiving less than what they contracted for under the financial guaranty insurance policies. Plaintiffs assert claims for breach of contract, unjust enrichment,

Ambac Financial Group, Inc.	94	2024 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)
and bad faith refusal to pay first-party benefits under an insurance contract. Plaintiffs seek an unspecified amount of damages with interest thereon, disgorgement of profits, a declaratory judgment of plaintiffs’ rights and defendants’ responsibilities, and a permanent injunction against violations of law. As of the date of this report, no summons has been issued or served on Ambac.
Litigation in Legacy Financial Guarantee Business
AAC is involved in litigation as described below as well as the COFINA Case described above. These actual and potential cases may continue after the AAC Sale is completed. Following completion of the AAC Sale, the Company will no longer have any exposure to the following matters, except with respect to the COFINA Case described above for so long as AFG remains a defendant in the case.
Current Litigation
Monterey Bay Military Housing, LLC, et al. v. Ambac Assurance Corporation, et al. (United States District Court, Southern District of New York, Case No. 1:19-cv-09193-PGG, transferred on October 4, 2019 from the United States District Court, Northern District of California, San Jose Division, Case No. 17-cv-04992-BLF, filed August 28, 2017). Plaintiffs, the corporate developers of various military housing projects, filed an amended complaint on October 27, 2017 against AAC, a former employee of AAC, and certain unaffiliated persons and entities, asserting claims for (i) violation of 18 U.S.C §§ 1962(c) and 1962(d) (civil Racketeer Influenced and Corrupt Organizations Act (“RICO”) and conspiracy to commit civil RICO), (ii) breach of fiduciary duty, (iii) aiding and abetting breach of fiduciary duty, (iv) fraudulent misrepresentation, (v) fraudulent concealment and (vi) conspiracy to commit fraud. The claims relate to bonds and debt certificates (insured by AAC) that were issued to finance the renovation and construction of housing at certain military bases. Plaintiffs allege that defendants secretly conspired to overcharge plaintiffs for the financing of the projects and directed the excess profits to themselves. Plaintiffs allege defendants generated these excess profits by supposedly charging inflated interest rates, manipulating “shadow ratings,” charging unnecessary fees, and hiding evidence of their alleged wrongdoing. Plaintiffs seek, among other things, compensatory damages, disgorgement of profits and fees, punitive damages, trebled damages and attorneys’ fees. AAC and the other defendants filed motions to dismiss the amended complaint on November 13, 2017. On July 17, 2018, the court granted AAC’s and the other defendants’ motion to dismiss the first amended complaint without prejudice. On December 17, 2018, Plaintiffs filed a second amended complaint. On February 15, 2019, AAC and the other defendants filed a motion to dismiss the second amended complaint. On September 26, 2019, the court issued a decision denying defendants’ motion to dismiss and sua sponte reconsidering its previous denial of defendants’ motion to transfer venue to the Southern District of New York (“SDNY”). On October 10, 2019, after the case was transferred to the SDNY, the defendants filed motions to vacate or reconsider the decision by the Northern District of California on the defendants’ motion to dismiss. On March 31, 2021, the court granted defendants’ motions for reconsideration and, upon reconsideration, dismissed the claims against AAC and its former employee for breach of fiduciary duty and for aiding and abetting breach of AAC’s or its former employee’s fiduciary duty; dismissed two plaintiffs’ RICO claims against AAC and its former employee; and in all other respects denied defendants’ motions. Defendants served answers to the second amended complaint on April 21, 2021, asserting several affirmative defenses, including a defense for unclean hands focused on the plaintiffs’ failure to maintain the project properties and falsification of maintenance records. On May 24, 2021, plaintiffs moved to strike defendants’ unclean hands defenses. On September 14, 2021, Magistrate Judge Sarah L. Cave, to whom plaintiffs’ motion to strike was referred for a Report and Recommendation, issued an opinion and order denying plaintiffs’ motion. On April 6, 2022, certain co-defendants filed a motion to sever the plaintiffs’ claims and to dismiss all claims except for claims asserted by the Monterey Bay plaintiffs. On January 26, 2024, the court granted the parties leave to file motions for summary judgment; opening briefs were due March 22, 2024, while oppositions are due May 31, 2024 and replies on July 12, 2024. On February 29, 2024, the court denied co-defendants’ motion to sever plaintiffs’ claims. On March 22, 2024, defendants served opening motions for summary judgment against plaintiffs’ claims in their entirety on multiple grounds, and plaintiffs served cross-motions for summary judgment on defendants’ unclean hands defenses. The parties’ summary judgment motions were fully briefed as of July 12, 2024 and are currently awaiting a decision from the Court. On December 11, 2024, the Court denied Plaintiffs’ motion for oral argument on Defendants’ motions for summary judgment, stating that it would “notify the parties if it concludes that oral argument concerning the motions for summary judgment would be productive.”
In re National Collegiate Student Loan Trusts Litigation (Delaware Court of Chancery, Consolidated C.A. No. 12111, filed November 1, 2019). On November 1, 2019, AAC became aware of a new declaratory judgment action filed by certain residual equity interest holders (“NC Owners” or “Plaintiffs”) in fourteen National Collegiate Student Loan Trusts (the “Trusts”) against Wilmington Trust Company, the Owner Trustee for the Trusts; U.S. Bank National Association, the Indenture Trustee; GSS Data Services, Inc., the Administrator; and AAC. Through this action, Plaintiffs seek a number of judicial determinations. On January 21, 2020, the presiding Vice Chancellor entered an order consolidating the action with previously filed litigation relating to the Trusts. On February 13, 2020, AAC, the Owner Trustee, the Indenture Trustee, and other parties filed declaratory judgment counterclaims. Several parties, including Plaintiffs and AAC, filed motions for judgment on the pleadings in support of their requested judicial determinations. On August 27, 2020, the Vice Chancellor issued an opinion addressing all of the pending motions for judgment on the pleadings, which granted certain of the parties’ requested judicial determinations and denied others. He deferred judgment on still other declarations pending further factual development. The Vice Chancellor entered a series of stays to facilitate good-faith settlement discussions, the most recent of which was entered on May 2, 2023, and stayed the matter through May 5, 2023. On February 21, 2025, the Administrator filed a status report stating

Ambac Financial Group, Inc.	95	2024 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)
that certain parties continue to negotiate a resolution to some of the pending claims.
Ambac Assurance Corporation v. Bank of New York Mellon (United States District Court, Southern District of New York, No. 1:17-cv-03804, filed May 2, 2017). On May 2, 2017, AAC filed a complaint in New York State Supreme Court, New York County, against the trustee for the COFINA bonds, Bank of New York Mellon (“BNY”), alleging breach of fiduciary, contractual, and other duties for failing to adequately and appropriately protect the holders of certain AAC-insured senior COFINA bonds. On May 19, 2017, BNY filed a notice of removal of this action from New York state court to the United States District Court for the Southern District of New York. On May 30, 2017, the United States District Court for the District of Puerto Rico entered an order in an adversary proceeding brought by BNY (No. 1:17-ap-00133) staying this litigation pending further order of the court. The COFINA Plan became effective on February 12, 2019, and, pursuant to the District Court’s confirmation order, this litigation was permitted to continue, with AAC’s claims against BNYM being limited to those for gross negligence, willful misconduct and intentional fraud. On November 17, 2021, the District Court denied as moot BNY's motion to transfer venue to the District of Puerto Rico and continued the stay of the action. On July 6, 2022, the District Court granted AAC’s motion to lift the stay and for leave to file a Second Amended Complaint (“SAC”). AAC filed its SAC on July 10, 2022, and on July 25, 2022, BNY moved to dismiss the SAC. On September 23, 2022, Ambac filed its opposition to BNY’s motion to dismiss, and on October 24, 2022, BNY filed its reply in support of its motion to dismiss. On September 12, 2024, the District Court entered an Order to Show Cause concerning the proper venue for the case, stating that it planned to transfer the case to the United States District Court for the District of Puerto Rico. After AAC and BNY filed a Joint Response to the Order to Show Cause on September 19, 2024, stating that they did not object to the transfer, the case was transferred to the District Court for the District of Puerto Rico on September 20, 2024. On September 24, 2024, the District Court granted BNY’s motion to dismiss in its entirety. On October 23, 2024, AAC filed a Notice of Appeal appealing the case to the United States Court of Appeals for the First Circuit. On December 9, 2024, AAC and BNY filed a joint stipulation to voluntarily dismiss the appeal with prejudice and, following such filing, the District Court entered its judgment ordering such dismissal.

Potential Litigation
AAC’s estimates of projected losses for RMBS transactions consider, among other things, the RMBS transactions’ payment waterfall structure, including the application of interest and principal payments and recoveries, and depend in part on our interpretations of contracts and other bases of our legal rights. From time to time, bond trustees and other transaction participants have employed different contractual interpretations and have commenced, or threatened to commence, litigation to resolve these differences. From time to time AAC is also subject to allegations that it has failed to fulfill a contractual obligation or duty in respect of securities that it has issued. It is not possible to predict whether additional disputes will arise, nor the outcomes of any potential litigation. It is possible that there could be unfavorable outcomes in these or other disputes or proceedings and that our interpretations may prove to be incorrect, which could lead to changes to our estimate of loss reserves.
In the ordinary course of its businesses, AAC asserts claims in legal proceedings against third parties to recover losses already paid and/or mitigate future losses. The amounts recovered and/or losses avoided which may result from these proceedings is uncertain, although recoveries and/or losses avoided in any one or more of these proceedings during any quarter or fiscal year could be material to Ambac’s results of operations in that quarter or fiscal year.

Ambac Financial Group, Inc.	96	2024 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)
20.    QUARTERLY INFORMATION (Unaudited)
Our unaudited quarterly results of operations for the year ended December 31, 2024 and 2023 are being included because of our held for sale treatment in the fourth quarter of 2024 resulting in reporting discontinued operations and are summarized in the table below.

	2024 Quarters				2023 Quarters
($ in thousands)	First	Second	Third	Fourth	First	Second	Third	Fourth
Gross premiums written	$96,422	$111,206	$115,154	$59,988	$51,823	$53,229	$77,499	$90,736
Net premiums written	26,247	32,289	32,754	(2,608)	9,187	9,120	24,768	36,750

Net premiums earned	25,579	27,054	27,441	18,931	6,995	7,785	12,187	24,945
Commission income	17,729	13,221	23,064	38,009	14,486	10,032	14,572	12,191
Program fees	2,567	3,328	3,622	3,989	1,485	2,076	2,415	2,461
Net investment income	3,640	3,763	3,488	3,557	2,881	3,027	3,663	3,588
Net investment gains (losses), including impairments	—	4,535	(577)	(4,455)	38	(20)	—	1
Net gains (losses) on derivative contracts	(48)	(438)	6,545	(2,043)	(175)	(146)	(27)	69
Other revenue (loss)	83	(426)	6,422	7,235	37	101	(5)	67
Losses and loss expenses (benefit)	19,355	23,024	20,421	9,826	4,659	5,739	9,509	16,805
Policy acquisition costs	4,424	5,399	5,993	7,850	1,399	1,351	1,956	5,851
Commission expense	9,822	7,888	9,499	13,667	7,597	6,021	8,455	7,392
General & administrative expense, including depreciation expense	18,050	28,336	44,681	40,444	11,839	17,117	17,914	21,193
Intangible amortization	1,139	1,139	6,423	8,901	967	966	1,079	1,139
Interest expense	—	—	3,745	5,634	—	—	—	—
Net income (loss) from continuing operations	(3,369)	(14,719)	(19,890)	(20,943)	(813)	(8,725)	(4,595)	(9,099)
Net income (loss) from continuing operations attributable to Ambac shareholders	(4,070)	(14,932)	(18,117)	(22,163)	(1,482)	(8,835)	(5,026)	(9,208)
Net income (loss) from discontinued operations net of tax (including loss on disposal of $570,145 in 2024)	24,140	14,182	(9,387)	(526,102)	(35,876)	(9,300)	66,190	7,169
Net income (loss) attributable to Ambac shareholders	$20,070	$(750)	$(27,504)	$(548,265)	$(33,417)	$(13,132)	$65,869	$(15,688)

Net income (loss) from continuing operations per share attributable to Ambac shareholders
Basic	$(0.09)	$(0.33)	$(0.43)	$0.70	$(0.03)	$(0.20)	$(0.11)	$(0.10)
Diluted	$(0.09)	$(0.33)	$(0.43)	$0.70	$(0.03)	$(0.20)	$(0.11)	$(0.10)
Net income (loss) from discontinued operations per share attributable to Ambac shareholders
Basic	$0.53	$0.31	$(0.20)	$(10.93)	$(0.70)	$(0.09)	$1.55	$(0.14)
Diluted	$0.53	$0.31	$(0.20)	$(10.93)	$(0.70)	$(0.09)	$1.55	$(0.14)
Net income (loss) per share attributable to Ambac shareholders
Basic	0.44	(0.02)	(0.63)	(10.23)	(0.73)	(0.29)	1.44	(0.24)
Diluted	0.44	(0.02)	(0.63)	(10.23)	(0.73)	(0.29)	1.44	(0.24)

Net income (loss) attributable to Ambac shareholders	$20,070	$(750)	$(27,504)	$(548,265)	$(33,417)	$(13,132)	$65,869	$(15,688)
Adjustment for Redeemable NCI	53	(184)	(2,402)	55,762	212	(294)	19	4,855
Numerator of basic and diluted EPS	$20,123	$(934)	$(29,906)	$(492,503)	$(33,205)	$(13,426)	$65,888	$(10,833)

Ambac Financial Group, Inc.	97	2024 Form 10-K

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
Ambac’s Disclosure Committee assists the CEO and CFO in their responsibilities to design, establish, maintain and evaluate the effectiveness of disclosure controls and procedures. The Disclosure Committee is responsible for, among other things, the oversight, maintenance and implementation of the disclosure controls and procedures, subject to the supervision and oversight of the CEO and CFO. Ambac’s management, with the participation of its CEO and CFO, has evaluated the effectiveness of Ambac’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2024 and, the CEO and CFO have concluded that at that date Ambac’s disclosure controls and procedures were effective at the reasonable assurance level.
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
Under guidelines established by the SEC, companies are permitted to exclude certain acquisitions from their first assessment of internal control over financial reporting following the date of acquisition. Based on those guidelines, management’s assessment of the effectiveness of Ambac Financial Group Inc.’s internal control over financial reporting at December 31, 2024 excluded certain processes of Beat Capital Partners Limited which were not integrated into the Company’s existing internal control over financial reporting environment at December 31, 2024. The excluded Beat Capital Partners Limited processes represented approximately 1% of the Company's total assets and approximately 17% of the Company’s total revenues, respectively.
Based on its evaluations, Ambac's management have concluded that, as of December 31, 2024, our internal control over financial reporting was effective based on the criteria articulated in the 2013 Internal Control - Integrated Framework, excluding the above noted processes of Beat Capital Partners Limited. The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which expressed an unqualified opinion on the effectiveness of Ambac’s internal control over financial reporting.
Changes in Internal Control Over Financial Reporting. Ambac expects to complete the assessment of the design of Beat's internal controls over financial reporting by July 31, 2025. There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2024 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B.    Other Information
In the last fiscal quarter, none of our directors or executive officers adopted, terminated, or modified any Rule 10b5-1 trading arrangement, or any non-Rule 10b5-1 trading arrangement. No other matters require disclosure.

Ambac Financial Group, Inc.	98	2024 Form 10-K

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information relating to AFG’s executive officers and directors, including its audit committee and audit committee financial experts, will be in AFG’s definitive Proxy Statement for its 2025 Annual Meeting of Stockholders which will be filed within 120 days of the end of our fiscal year ended December 31, 2024 (the “2025 Proxy Statement”) and is incorporated herein by reference.
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
Item 11.    Executive Compensation
Information relating to Ambac’s executive officer and director compensation will be in the 2025 Proxy Statement and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to security ownership of certain beneficial owners of AFG’s common stock and information relating to the security ownership of AFG’s management, as well as information related to equity compensation plans, will be in the 2025 Proxy Statement and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information relating to Ambac with respect to certain relationships and related transactions and director independence will be in the 2025 Proxy Statement and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
Information relating to principal accountant fees and services will be in the 2025 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a)    Documents filed as a part of this report:
1.    Financial Statements
The consolidated financial statements included in Part II, Item 8 above are filed as part of this Annual Report on Form 10-K.
2.    Financial Statement Schedules
The financial statement schedules filed herein, which are the only schedules required to be filed, are as follows:

		Incorporated by Reference
	Exhibit Description	Form	Filing Date	Exhibit Number	Filed Herewith
(3) Articles of Incorporation and bylaws:
3.1	Amended and Restated Certificate of Incorporation of Ambac Financial Group, Inc.	10-Q	08/04/24	3.1
3.2	Amended By-Laws of Ambac Financial Group, Inc.	8-K	01/27/23	2.1

Ambac Financial Group, Inc.	99	2024 Form 10-K

		Incorporated by Reference
	Exhibit Description	Form	Filing Date	Exhibit Number	Filed Herewith
(4) Instruments defining the rights of security holders, including indentures:
4.1	Description of Capital Stock	8-A	05/01/13
4.2	Specimen form of common stock certificate	8-A	05/01/13	4.1
4.3	Fiscal Agency Agreement, dated as of July 19, 2010, by and between the Segregated Account of Ambac Assurance Corporation and The Bank of New York Mellon, as fiscal agent	10-K	03/03/14	4.10
4.4	Form of Surplus Note due June 7, 2020 issued by the Segregated Account of Ambac Assurance Corporation.(included in Exhibit 4.3)
4.5	Fiscal Agency Agreement, dated as of June 7, 2010, by and between Ambac Assurance Corporation and The Bank of New York Mellon, as fiscal agent	8-K	06/08/10	10.3
4.6	Amendment dated as of October 3, 2014 to Fiscal Agency Agreement dated as of June 7, 2010 by and between Ambac Assurance Corporation and The Bank of New York Mellon, as fiscal agent	10-Q	11/09/15	4.1
4.7	Form of Warrant Agreement to be entered into at the closing of the sale of Ambac Assurance Corporation to funds managed by Oaktree Capital Management, L.P.	8-K	06/05/24	4.1
(10) Material contract and management compensation plans and arrangements:
10.1	Ambac Financial Group, Inc.'s Long-Term Incentive Compensation Plan	10-Q	08/11/14	10.1
10.2	Form of Restricted Stock Unit Award Agreement for directors				X
10.3	Closing Agreement between Ambac Financial, Group, Inc. and Commissioner of Internal Revenue, dated April 30, 2013	8-K	05/03/13	10.2
10.4	Form of Expense Sharing and Cost Allocation Agreement among Ambac Assurance Corporation, Ambac Financial Group, Inc. and their respective subsidiaries and affiliates	10-K	03/01/23	10.5
10.5	Lease, dated as of March 1, 2011, by and between One State Street, LLC and Ambac Assurance Corporation	10-K	03/16/11	10.34
10.6	Settlement Agreement, dated as of June 7, 2010, by and among Ambac Assurance Corporation, Ambac Credit Products LLC, Ambac Financial Group, Inc. and the parties listed on Schedule A thereto	10-Q	11/15/10	10.1
10.7	Ambac Financial Group, Inc. Severance Pay Plan (Applicable to termination on or after December 16, 2021)	10-K	02/24/22	10.10
10.8	Lease Modification dated as of September 8, 2015 to the Lease dated as of March 1, 2011, by and between One State Street, LLC and Ambac Assurance Corporation	10-K	02/29/16	10.27
10.9	Employment Agreement dated as of November 1, 2016 by and among Ambac Financial Group, Inc., Ambac Assurance Corporation and David Trick	10-Q	11/03/16	10.2
10.10	Amended and Restated Employment Agreement dated August 3, 2020 by and among Ambac Financial Group, Inc, Ambac Assurance Corporation and Claude LeBlanc.	10-Q	08/06/20	10.2
10.11	Employment Agreement dated as of January 4, 2017 by and among Ambac Financial Group, Inc., Ambac Assurance Corporation and Stephen Ksenak	8-K	01/06/17	10.1
10.12	Second Amended Plan of Rehabilitation of the Segregated Account of Ambac Assurance Corporation dated September 25, 2017, and effective as of February 12, 2018	10-K	02/28/18	10.38
10.13	Order Granting the Rehabilitator’s Motion to Further Amend the Plan of Rehabilitation and confirming the Second Amended Plan of Rehabilitation, as amended, Case No. 10-CV-1576 (Dane County, Wisconsin) dated January 22, 2018	10-K	02/28/18	10.39

Ambac Financial Group, Inc.	100	2024 Form 10-K

		Incorporated by Reference
	Exhibit Description	Form	Filing Date	Exhibit Number	Filed Herewith
10.14	Preferred Stock Repurchase and Support Agreement dated as of June 22, 2018, by and among Ambac Assurance Corporation (“AAC”), Ambac Financial Group, Inc. and the holders of one or more series of the AAC’s outstanding Auction Market Preferred Shares	8-K	06/25/18	10.1
10.15	SUBLEASE dated as of January 30, 2019, between Advance Magazine Publishers Inc. (D/B/A CONDE NAST), and Ambac Assurance Group Corporation	10-K	03/02/20	10.45
10.16	2020 Incentive Compensation Plan	Def 14A	04/15/20	Ex. B
10.17	Purchase Agreement, by and among, Ambac Assurance Corporation, Ambac Financial Group, Inc. and certain funds or accounts affiliated with or managed by CVC Credit Partners, LLC, CVC Credit Partners Investment Management Limited and EJF Capital LLC, dated as of January 19, 2021	8-K	01/25/21	1.01
10.18	Executive Stock Deferral Plan dated June 24, 2021	8-K	06/30/21	10.1
10.19	Settlement Agreement and Release dated as of October 6, 2022 by and among Bank of America Corporation and certain affiliates and Ambac Assurance Corporation (Portions of this exhibit have been omitted in reliance on Regulation S-K Item 601(b)(10)(iv))	10-K	03/01/23	10.34
10.20	Settlement Agreement and Release dated as of December 29, 2022 by and among Nomura Credit & Capital, Inc. and Ambac Assurance Corporation. (Portions of this exhibit have been omitted in reliance on Regulation S-K Item 601(b)(10)(iv))	10-K	03/01/23	10.35
10.21	Form of 2022 Restricted Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. LeBlanc, Trick and Ksenak	10-Q	05/10/22	10.1
10.22	Form of 2022 Restricted Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. Barranco, Eisman, McGinnis and Ms. Smith.	10-Q	05/10/22	10.2
10.23	Form of 2022 Performance Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. LeBlanc, Trick and Ksenak	10-Q	05/10/22	10.3
10.24	Form of 2022 Performance Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. Barranco, Eisman, McGinnis and Ms. Smith	10-Q	05/10/22	10.4
10.25	Employment Agreement dated as of October 5, 2023, by and among Ambac Financial Group, Inc., Ambac Assurance Corporation and R. Sharon Smith	8-K	10/06/23	10.1
10.26	Employment Agreement dated as of October 5, 2023, by and among Ambac Financial Group, Inc., Ambac Assurance Corporation and Daniel McGinnis	10-Q	11/07/23	10.2
10.27	Form of 2023 Restricted Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. LeBlanc, Trick and Ksenak.	10-Q	05/09/23	10.1
10.28	Form of 2023 Restricted Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. Barranco, Eisman, McGinnis and Ms. Smith.	10-Q	05/09/23	10.2
10.29	Form of 2023 Performance Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. LeBlanc, Trick and Ksenak.	10-Q	05/09/23	10.3
10.30	Form of 2023 Performance Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. Barranco, Eisman, McGinnis and Ms. Smith.	10-Q	05/09/23	10.4
10.31	Stipulation and Order - Office of the Commissioner of Insurance of the State of Wisconsin, in the Matter of Ambac Assurance Corporation effective as of February 22, 2024	10-K	02/27/24	10.38
10.32	2024 Incentive Compensation Plan	Def 14A	04/26/24	Appendix A

Ambac Financial Group, Inc.	101	2024 Form 10-K

		Incorporated by Reference
	Exhibit Description	Form	Filing Date	Exhibit Number	Filed Herewith
10.33	Form of 2024 Restricted Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. LeBlanc, Trick, Ksenak, McGinnis and Ms. Smith.	10-Q	05/06/24	10.1
10.34	Form of 2024 Restricted Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. Barranco and Eisman.	10-Q	05/06/24	10.2
10.35	Form of 2024 Performance Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. LeBlanc, Trick, Ksenak, McGinnis and Ms. Smith.	10-Q	05/06/24	10.3
10.36	Form of 2024 Performance Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. Barranco and Eisman.	10-Q	05/06/24	10.4
10.37	Stock Purchase Agreement, by and between Ambac Financial Group, Inc. and American Acorn Corporation, dated as of June 4, 2024.	8-K	06/05/24	2.2
10.38	Shareholders’ Agreement by and among Ambac Financial Group, Inc., Cirrata V LLC, Beat Capital Partners Limited and the sellers set forth therein, dated as of August 1, 2024 .	8-K	08/02/24	10.1
10.39	Credit Agreement, by and between Ambac Financial Group, Cirrata V LLC, Cirrata Group, LLC, Cirrata V UK Ltd and UBS AG, dated as of August 1, 2024.	8-K	08/02/24	10.2
10.40	Share Purchase Agreement, by and among Ambac Financial Group, Inc., Cirrata V LLC, Beat Capital Partners Limited and the sellers set forth therein, dated as of June 4, 2024.	8-K	06/05/24	2.2
10.41	Form of Investor Rights Agreement to be entered into at the closing of the sale of Ambac Assurance Corporation to funds managed by Oaktree Capital Management, L.P.	8-K	06/05/24	10.2
10.42	Form of Shareholders’ Agreement by and among Ambac Financial Group, Inc., Cirrata V LLC, Beat Capital Partners Limited and the sellers set forth therein.	8-K	06/05/24	10.4
10.43	Commitment Letter dated June 4, 2024, by UBS AG, Stamford Branch and UBS Securities LLC to Cirrata V LLC.	8-K	06/05/24	10.5
(19) Insider Trading Policy
19.1	Ambac Insider Trading Policy				X
(97) Recoupment Policy
97.1	Ambac Financial Group, Inc. - Recoupment Policy	10-K	02/27/24	97.1
(99) Additional exhibits
99.1	Second Modified Fifth Amended Plan of Reorganization of Ambac Financial Group, Inc., effective as of May 1, 2013	10-K	03/03/14	99.3
Other exhibits, filed or furnished, as indicated:
21.1	List of Subsidiaries of Ambac Financial Group, Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm				X
24.1	Power of Attorney for directors of Ambac Financial Group, Inc.				X
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended				X
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended				X
32.1++	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Ambac Financial Group, Inc.	102	2024 Form 10-K

Incorporated by Reference
	Exhibit Description	Form	Filing Date	Exhibit Number	Filed Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

++ Furnished herewith.

Ambac Financial Group, Inc.	103	2024 Form 10-K

SCHEDULE I
AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Summary of Investments
Other Than Investments in Related Parties
December 31, 2024

Type of Investment ($ in thousands)	Cost	Estimated Fair Value	Amount at Which Shown in the Balance Sheet
Municipal obligations	$14,646	$14,083	$14,083
Corporate obligations	92,990	89,192	89,192
U.S. government obligations	41,706	40,995	40,995
Residential mortgage-backed securities	2,475	2,446	2,446
Commercial mortgage-backed securities	2,127	2,101	2,101
Collateralized debt obligations	3,131	3,142	3,142
Other asset-backed securities	5,049	5,061	5,061
Short-term	127,588	127,601	127,601
Other(1)	28,170	7,499	28,118
Total	$317,882	$292,120	$312,739
(1)     Excluded from the estimated fair value amount are equity securities with a carrying value of $20,618 as of December 31, 2024, that do not have readily determinable fair values and are carried on the balance sheet at cost, less impairment, and adjusted to fair value when observable price changes in identical or similar investments from the same issuer occur, as permitted under the Investments — Equity Securities Topic of the ASC, and an equity method investment of $177 as of December 31, 2024.

See the Report of Independent Registered Public Accounting Firm.

Ambac Financial Group, Inc.	104	2024 Form 10-K

SCHEDULE II
AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Financial Information
Of Registrant (Parent Company Only)
Condensed Balance Sheets

($ in thousands, except share data) December 31,	2024	2023
Assets:
Fixed maturity securities, at fair value (amortized cost of $0 and $14,045)	$—	$13,920
Short-term investments, at fair value (amortized cost of $64,439 and $155,687)	64,439	155,688
Other investments	28,117	18,317
Total investments (net of allowance for credit losses of $0 and $0)	92,556	187,925
Cash and cash equivalents	9,981	250
Investment in subsidiaries	737,692	1,150,195
Investment income due and accrued	269	545
Other assets	22,703	26,258
Total assets	$863,201	$1,365,173
Liabilities and Stockholders' Equity:
Liabilities:
Accounts payable and other liabilities	6,294	3,515
Total liabilities	6,294	3,515
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 20,000,000 shares authorized shares; issued and outstanding shares—none	—	—
Common stock, par value $0.01 per share; 130,000,000 shares authorized; issued shares: 48,875,167 and 46,659,144	489	467
Additional paid-in capital	331,007	291,761
Accumulated other comprehensive income (loss)	(188,436)	(160,046)
Retained earnings	742,185	1,246,049
Treasury stock, shares at cost: 2,368,194 and 1,463,774	(28,339)	(16,573)
Total Ambac Financial Group, Inc. stockholders’ equity	856,906	1,361,658
Total liabilities and stockholders’ equity	$863,201	$1,365,173
The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the following notes.

See the Report of Independent Registered Public Accounting Firm.

Ambac Financial Group, Inc.	105	2024 Form 10-K

SCHEDULE II
AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Financial Information
Of Registrant (Parent Company Only)
Condensed Statement of Comprehensive Income

($ in thousands) Year Ended December 31,	2024	2023	2022
Revenues:
Investment income	$7,262	$9,298	$10,389
Other income	(415)	6	(81)
Net gains on derivative contracts	3,910	(348)	935
Net investment gains (losses), including impairments	(498)	55	(13,664)
Total revenues	10,259	9,011	(2,421)
Expenses:
General and administrative expenses	41,519	21,597	17,435
Total expenses	41,519	21,597	17,435
Income (loss) before income taxes and net income (loss) of subsidiaries	(31,260)	(12,586)	(19,856)
Federal income tax provision (benefit)	(1,748)	(1,193)	(462)
Income (loss) before net income (loss) of subsidiaries	(29,512)	(11,393)	(19,394)
Net income (loss) of subsidiaries	(526,937)	15,026	541,773
Net income (loss)	$(556,449)	$3,633	$522,379

Other comprehensive income (loss), after tax:
Net income (loss)	$(556,449)	$3,633	$522,379
Unrealized gains (losses) on securities, net of income tax provision (benefit) of $1,295, $2,095 and $(6,264)	(939)	51,184	(225,341)
Gains (losses) on foreign currency translation, net of income tax provision (benefit) of $—, $— and $—	(22,156)	40,132	(84,520)
Credit risk changes of fair value option liabilities, net of income tax provision (benefit) of $(118), $177 and $79	(356)	(88)	340
Changes to postretirement benefit, net of income tax provision (benefit) of $—, $— and $—	(4,939)	1,569	(933)
Total other comprehensive income (loss)	(28,390)	92,797	(310,454)
Total comprehensive income (loss) attributable to Ambac Financial Group, Inc.	$(584,839)	$96,430	$211,925
The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the following notes.

See the Report of Independent Registered Public Accounting Firm.

Ambac Financial Group, Inc.	106	2024 Form 10-K

SCHEDULE II
AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Financial Information
Of Registrant (Parent Company Only)
Condensed Statement of Stockholders' Equity

($ in thousands)	Total	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Common Stock Held in Treasury, at Cost
Balance at January 1, 2022	$1,038,105	$—	$465	$256,906	$57,611	$726,054	$(2,931)
Total comprehensive income (loss)	210,794				(310,454)	521,248
Stock-based compensation	17,408			17,408
Cost of shares (acquired) issued under equity plan	(3,568)					(5,446)	1,878
Cost of shares repurchased	(14,217)						(14,217)
Changes to redeemable NCI	2,504	—	—	—	—	2,504	—
Cost of warrants acquired	172	—	—	172	—	—	—
Issuance of common stock	2	—	2	—	—	—	—
Purchase of Ambac Assurance auction market preferred shares	1,131	—	—	—	—	1,131	—
Balance at December 31, 2022	1,252,331	—	467	274,486	(252,843)	1,245,491	(15,270)
Total comprehensive income (loss)	96,430			—	92,797	3,633	—
Stock-based compensation	17,275			17,275
Cost of shares (acquired) issued under equity plan	(4,665)					(7,872)	3,207
Cost of shares repurchased	(4,510)						(4,510)
Changes to NCI	4,797					4,797
Balance at December 31, 2023	1,361,658	—	467	291,761	(160,046)	1,246,048	(16,573)
Total comprehensive income (loss)	(584,839)				(28,390)	(556,449)
Stock-based compensation	8,995			8,995
Cost of shares (acquired) issued under equity plan	(701)					(634)	(67)
Cost of shares repurchased	(11,699)						(11,699)
Changes to NCI	54,264	—	—	1,044	—	53,220	—
Issuance of common stock	29,229	—	22	29,207	—	—	—
Balance at December 31, 2024	$856,906	$—	$489	$331,007	$(188,436)	$742,185	$(28,339)
The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the following notes.

See the Report of Independent Registered Public Accounting Firm.

Ambac Financial Group, Inc.	107	2024 Form 10-K

SCHEDULE II
AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Financial Information
Of Registrant (Parent Company Only)
Condensed Statements of Cash Flow

($ in thousands) Year Ended December 31,	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$(556,449)	$3,632	$522,380
Adjustments to reconcile net income loss to net cash used in operating activities:
Net (income) loss of subsidiaries	526,937	(15,027)	(541,773)
Amortization of bond premium and discount	—	—	(7,378)
Net investment gains (losses), including impairments	498	(55)	13,664
Increase (decrease) in current income taxes payable	(1,970)	(1,674)	(809)
Share-based compensation	8,361	9,404	11,962
(Increase) decrease in other assets and liabilities	7,817	(4,660)	40,976
Distributions received from majority owned subsidiaries	10,739	8,032	5,760
Other, net	1,814	2,392	1,109
Net cash provided by (used in) operating activities	(1,755)	2,044	45,891
Cash flows from investing activities:
Proceeds from sales and matured bonds	5,000	—	68,205
Purchases of bonds	—	(795)	(750)
Change in short-term investments	91,249	19,676	(51,069)
Change in other investments	(1,749)	(2,715)	(4,213)
Net cash provided by (used in) investing activities	94,500	16,166	12,173
Cash flows from financing activities:
Capital contribution to subsidiaries	(70,817)	(16,050)	(42,420)
Cost of shares acquired	(11,699)	(4,510)	(14,217)
Net cash (used in) financing activities	(82,516)	(20,560)	(56,637)
Net cash flow	9,731	(2,350)	1,427
Cash at beginning of period	250	2,600	1,173
Cash at end of period	$9,981	$250	$2,600

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Non-cash financing activity:
Ambac common stock issued as partial consideration to acquire Beat	$29,229	$—	$—
The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the following notes.

See the Report of Independent Registered Public Accounting Firm.

Ambac Financial Group, Inc.	108	2024 Form 10-K

SCHEDULE II
AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Financial Information
Of Registrant (Parent Company Only)
Notes to Condensed Financial Information
(Dollar Amounts in Thousands)
The condensed financial information of Ambac Financial Group, Inc. (“AFG” or the “Registrant”) as of December 31, 2024 and 2023, and for the three years in the period ended December 31, 2024, should be read in conjunction with the consolidated financial statements of AFG Financial Group, Inc. and Subsidiaries and the notes thereto included in this Annual Report on Form 10-K for the year ended December 31, 2024. Investments in subsidiaries are accounted for using the equity method of accounting.
AFG, headquartered in New York City, is an insurance holding company incorporated in the state of Delaware on April 29, 1991.
Income Taxes
AFG files a consolidated U.S. Federal income tax return with its 80% or greater owned U.S. subsidiaries. Beat's US subsidiaries file separate U.S. Federal income tax returns as they are not directly owned by AFG for tax purposes. AFG and its subsidiaries also file separate or combined income tax returns in various states, local and foreign jurisdictions. As of December 31, 2024, the Company has $1,663,087 of NOLs, which if not utilized will begin expiring in 2030, and $158,663 of NOLs that carryforward indefinitely.

Discontinued Operations
On June 4, 2024, AFG entered into a stock purchase agreement (the "Purchase Agreement") with American Acorn Corporation (the “Buyer”), a Delaware corporation owned by funds managed by Oaktree Capital Management, L.P., pursuant to which and subject to the conditions set forth therein, AFG will sell all of the issued and outstanding shares of common stock of AAC owned by AFG to the Buyer for aggregate consideration of $420,000 in cash, and will issue to the Buyer a warrant to purchase AFG common stock representing 9.9% of the fully diluted shares of AFG’s common stock as of March 31, 2024, pro forma for the issuance of the Warrant (the "AAC Sale"). The terms of the AAC Sale as contemplated by the Purchase Agreement provide that, at the closing of the AAC Sale (the “Closing”), Buyer will acquire complete ownership of the common stock of AAC and all of its wholly owned subsidiaries, including Ambac UK. For further information, see Note 5. Discontinued Operation included in Part II, Item 8 of this Form 10-K.

Ambac Financial Group, Inc.	109	2024 Form 10-K

SCHEDULE III
AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Supplementary Insurance Information
(Dollar Amounts in Thousands)

Segment	Deferred Acquisition Costs	Loss and Loss Adjustment Expense Reserves	Unearned Premium	Earned Premiums	Net Investment Income	Loss and Loss Adjustment Expenses (Benefit)	Amortization of Deferred Amortization Costs	Other Operating Expenses	Net Written Premiums
2024
Specialty Property and Casualty Insurance	8,572	349,062	182,446	99,005	6,399	72,626	23,666	17,806	88,682

2023
Specialty Property and Casualty Insurance	10,960	197,089	154,878	51,911	3,795	36,712	10,557	16,452	79,824

2022
Specialty Property and Casualty Insurance	3,362	89,907	85,415	13,869	1,605	9,071	2,535	13,205	28,554

See the Report of Independent Registered Public Accounting Firm.
Item 16. Form 10-K Summary. — None

Ambac Financial Group, Inc.	110	2024 Form 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBAC FINANCIAL GROUP, INC.

Dated:	March 6, 2025	By:	/S/ DAVID TRICK
David Trick
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JEFFREY S. STEIN*	Chairman of the Board and Director	March 6, 2025
Jeffrey S. Stein

/S/ CLAUDE LEBLANC	President, Chief Executive Officer and Director	March 6, 2025
Claude LeBlanc	(Principal Executive Officer)

/S/ DAVID TRICK	Executive Vice President and Chief Financial Officer	March 6, 2025
David Trick	(Principal Financial Officer)

/S/ ROBERT B. EISMAN	Senior Managing Director and Chief Accounting Officer	March 6, 2025
Robert B. Eisman	(Principal Accounting Officer)

/S/ IAN D. HAFT*	Director	March 6, 2025
Ian D. Haft

/S/ LISA G. IGLESIAS*	Director	March 6, 2025
Lisa G. Iglesias

/S/ JOAN LAMM-TENNANT*	Director	March 6, 2025
Joan Lamm-Tennant

/S/ KRISTI A. MATUS*	Director	March 6, 2025
Kristi A. Matus

/S/ MICHAEL D. PRICE*	Director	March 6, 2025
Michael D. Price

/S/ STEPHEN M. KSENAK	Attorney-in-fact	March 6, 2025
*By: Stephen M. Ksenak

Ambac Financial Group, Inc.	111	2024 Form 10-K