Form 10-Q
period 2025-03-31
AMBAC FINANCIAL GROUP INC
filed 2025-05-12
CIK 874501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025

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
As of May 9, 2025, 46,427,421 shares of common stock, par value $0.01 per share, of the Registrant were outstanding.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995					1

Item Number		Page	Item Number		Page
PART I. FINANCIAL INFORMATION			PART I (CONTINUED)
1	Unaudited Consolidated Financial Statements of Ambac Financial Group, Inc. and Subsidiaries			U.S. Insurance Statutory Basis Financial Results	37
	Consolidated Balance Sheets (Unaudited)	2		Non-GAAP Financial Measures	37
	Consolidated Statements of Total Comprehensive Income (Loss) (Unaudited)	3	3	Quantitative and Qualitative Disclosures About Market Risk	39
	Consolidated Statements of Stockholders' Equity (Unaudited)	4	4	Controls and Procedures	39
	Consolidated Statements of Cash Flows (Unaudited)	5
	Notes to Unaudited Consolidated Financial Statements	6	PART II. OTHER INFORMATION
2	Management's Discussion and Analysis of Financial Condition and Results of Operations	27	1	Legal Proceedings	40
	Overview	28	1A	Risk Factors	40
	Critical Accounting Policies and Estimates	29	2	Unregistered Sales of Equity Securities and Use of Proceeds	40
	Results of Operations	29	3	Defaults Upon Senior Securities	40
	Liquidity and Capital Resources	32	5	Other Information	41
	Balance Sheet	34	6	Exhibits	40
	Accounting Standards	37	SIGNATURES		41

Ambac Financial Group, Inc.	i	First Quarter 2025 Form 10-Q

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

Ambac Financial Group, Inc.	1	First Quarter 2025 Form 10-Q

PART I.    FINANCIAL INFORMATION
Item 1.     Unaudited Financial Statements of Ambac Financial Group, Inc. and Subsidiaries
AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,	December 31,
(Dollars in thousands, except share data) (March 31, 2025 (Unaudited))	2025	2024
Assets:
Investments:
Fixed maturity securities - available-for-sale, at fair value (amortized cost of $164,688 and $162,124)	$161,569	$157,020
Short-term investments, at fair value (amortized cost of $101,604 and $127,588)	101,610	127,601
Other investments (includes $7,420 and $7,499 at fair value)	28,214	28,294
Total investments (net of allowance for credit losses of $0 and $0)	291,393	312,915
Cash and cash equivalents (including $17,596 and $17,669 of restricted cash)	51,660	47,275
Premium receivables (net of allowance for credit losses of $142 and $142)	64,563	57,222
Commission and fees receivable	65,819	55,377
Reinsurance recoverable on paid and unpaid losses (net of allowance for credit losses of $100 and 100)	351,110	306,191
Deferred ceded premium	144,914	148,300
Deferred acquisition costs	9,615	8,572
Intangible assets, less accumulated amortization	345,061	344,775
Goodwill	429,314	418,234
Other assets	107,829	92,317
Assets held-for-sale	6,392,004	6,267,200
Total assets	$8,253,282	$8,058,378
Liabilities and Stockholders’ Equity:
Liabilities:
Unearned premiums	$181,387	$182,446
Loss and loss adjustment expense reserves	373,105	349,062
Ceded premiums payable	81,358	53,002
Deferred program fees and reinsurance commissions	7,176	7,500
Commissions payable	81,017	71,431
Deferred taxes	69,742	70,135
Short-term debt	150,000	150,000
Accrued interest payable	2,695	2,560
Other liabilities	91,429	89,036
Liabilities held-for-sale	6,003,908	5,887,685
Total liabilities	7,041,817	6,862,857
Commitments and contingencies (See Note 13)
Redeemable noncontrolling interest	185,417	140,860
Stockholders’ equity:
Preferred stock, par value $0.01 per share;20,000,000 shares authorized shares; issued and outstanding shares—none	—	—
Common stock, par value $0.01 per share; 130,000,000 shares authorized; issued shares: 48,875,167 and 48,875,167	489	489
Additional paid-in capital	333,356	331,007
Accumulated other comprehensive income (loss)	(133,168)	(188,436)
Retained earnings	681,489	742,185
Treasury stock, shares at cost: 2,447,746 and 2,368,194	(29,945)	(28,339)
Total Ambac Financial Group, Inc. stockholders’ equity	852,221	856,906
Nonredeemable noncontrolling interest	173,827	197,755
Total stockholders’ equity	1,026,048	1,054,661
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$8,253,282	$8,058,378
See accompanying Notes to Unaudited Consolidated Financial Statements

Ambac Financial Group, Inc.	2	First Quarter 2025 Form 10-Q

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Total Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except share data)	2025	2024
Revenues:
Net premiums earned	$15,678	$25,579
Commission income	36,771	17,729
Program fees	3,652	2,567
Servicing and other fees	4,964	—
Net investment income	2,815	3,640
Other revenue	(1,124)	36
Total revenues and other income	62,756	49,551
Expenses:
Losses and loss adjustment expenses	10,496	19,355
Policy acquisition costs	3,841	4,424
Commission expense	10,365	9,822
General and administrative expenses	38,531	17,575
Intangible amortization and depreciation	9,176	1,614
Interest expense	5,454	—
Total expenses	77,863	52,790
Pretax income (loss) from continuing operations	(15,107)	(3,239)
Provision (benefit) for income taxes from continuing operations	(617)	130
Net income (loss) from continuing operations	(14,490)	(3,369)
Net income (loss) from discontinued operations, net of tax (including loss on disposal of $14,496 in 2025)	(30,247)	24,140
Net income (loss)	(44,737)	20,771
Less: net (gain) loss attributable to noncontrolling interest	(1,654)	(701)
Net income (loss) attributable to Ambac shareholders	$(46,391)	$20,070
Net income (loss) attributable to Ambac shareholders
Continuing operations	$(16,144)	$(4,070)
Discontinued operations	(30,247)	24,140
Total	$(46,391)	$20,070
Other comprehensive income (loss), after tax
Net income (loss)	$(44,737)	$20,771
Unrealized gains (losses) on securities, net of income tax provision (benefit) of $645 and $611	18,606	(7,017)
Gains (losses) on foreign currency translation, net of income tax provision (benefit) of $0 and $0	36,220	(7,770)
Credit risk changes of fair value option liabilities, net of income tax provision (benefit) of $147 and $(84)	442	(253)
Changes to postretirement benefit, net of income tax provision (benefit) of $0 and $0	—	(380)
Total other comprehensive income (loss), net of income tax	55,268	(15,420)
Total comprehensive income, net of income tax	10,531	5,351
Less: net (gain) loss attributable to noncontrolling interest	(1,654)	(701)
Less: (gain) loss on foreign currency translation attributable to noncontrolling interest	(4,252)	—
Total comprehensive income attributable to shareholders	$4,625	$4,650
Net income (loss) from continuing operations per share attributable to Ambac shareholders
Basic	$(0.58)	$(0.09)
Diluted	$(0.58)	$(0.09)
Net income (loss) from discontinued operations per share attributable to Ambac shareholders
Basic	$(0.64)	$0.53
Diluted	$(0.64)	$0.53
Net income (loss) per share attributable to Ambac shareholders
Basic	$(1.22)	$0.44
Diluted	$(1.22)	$0.44
Weighted average number of common shares outstanding:
Basic	47,313,012	45,827,076
Diluted	47,313,012	45,827,076
See accompanying Notes to Unaudited Consolidated Financial Statements

Ambac Financial Group, Inc.	3	First Quarter 2025 Form 10-Q

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Unaudited)

Three months ended March 31, 2025 and 2024

		Ambac Financial Group, Inc.
(Dollars in thousands)	Total	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Common Stock Held in Treasury, at Cost	Nonredeemable Noncontrolling Interest
Balance at December 31, 2024	$1,054,661	$—	$489	$331,007	$(188,436)	$742,185	$(28,339)	$197,755
Total comprehensive income (loss)	8,877	—	—	—	55,268	(46,391)	—	—
Stock-based compensation	2,349			2,349
Cost of shares repurchased	(3,122)						(3,122)
Cost of shares (acquired) issued under equity plan	(1,605)	—	—	—	—	(3,121)	1,516	—
Changes to noncontrolling interest (1)	(35,112)	—	—	—	—	(11,184)	—	(23,928)
Balance at March 31, 2025	$1,026,048	$—	$489	$333,356	$(133,168)	$681,489	$(29,945)	$173,827

Balance at December 31, 2023	$1,414,615	$—	$467	$291,761	$(160,046)	$1,246,048	$(16,573)	$52,958
Total comprehensive income (loss)	4,650	—	—	—	(15,420)	20,070	—	—
Stock-based compensation	(463)			(463)
Cost of shares (acquired) issued under equity plan	(682)	—	—		—	(594)	(88)
Changes to noncontrolling interest	45	—	—	—	—	47	—	(2)
Balance at March 31, 2024	$1,418,165	$—	$467	$291,298	$(175,466)	$1,265,571	$(16,661)	$52,956
See accompanying Notes to Unaudited Consolidated Financial Statements

Ambac Financial Group, Inc.	4	First Quarter 2025 Form 10-Q

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Cash flows from operating activities:
Net income (loss)	$(44,737)	$20,771
Net income (loss) from discontinued operations	(30,247)	24,140
Net income (loss) from continuing operations	(14,490)	(3,369)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Intangible amortization and depreciation	9,176	1,614
Amortization of bond premium and discount	(63)	(83)
Share-based compensation	2,349	(463)
Unearned premiums, net	2,327	668
Losses and loss expenses, net	(20,876)	6,941
Ceded premiums payable	28,356	20,928
Premium receivables	(18,813)	(15,916)
Corporate costs reallocated to continuing operations	2,763	3,944
Other, net	(3,341)	(7,193)
Net cash provided by (used in) operating activities from continuing operations	(12,612)	7,071
Cash flows from investing activities:
Proceeds from sales of bonds	—	(467)
Proceeds from matured bonds	8,488	8,460
Purchases of bonds	(10,990)	(22,077)
Purchases of other investments	—	(474)
Change in short-term investments	25,972	14,435
Other, net	(2,131)	(149)
Net cash provided by (used in) investing activities from continuing operations	21,339	(272)
Cash flows from financing activities:
Payments for purchases of common stock held in treasury	(3,122)	—
Tax payments related to shares withheld for share-based compensation plans	(1,606)	(682)
Distributions to noncontrolling interest holders	(708)	(650)
Net cash provided by (used in) financing activities from continuing operations	(5,436)	(1,332)
Effect of foreign exchange on cash and cash equivalents - continuing operations	1,094	—
Net cash provided by (used in) continuing operations	4,385	5,467
Cash, cash equivalents, and restricted cash at beginning of period - continuing operations	47,275	19,223
Cash, cash equivalents, and restricted cash at end of period - continuing operations	51,660	24,690
Net cash provided by (used in) operating activities from discontinued operations	43,904	10,446
Net cash provided by (used in) investing activities from discontinued operations	13,150	50,960
Net cash provided by (used in) financing activities from discontinued operations	(48,369)	(45,558)
Effect of foreign exchange on cash and cash equivalents - discontinued operations	225	(104)
Net cash provided by (used in) discontinued operations	8,910	15,744
Cash, cash equivalents, and restricted cash at beginning of period - discontinued operations	66,077	255,183
Cash, cash equivalents, and restricted cash at end of period - discontinued operations	74,987	270,927
See accompanying Notes to Unaudited Consolidated Financial Statements

Ambac Financial Group, Inc.	5	First Quarter 2025 Form 10-Q

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Background and Business Description	7	Note 8. Goodwill and Intangible Assets	21
Note 2. Segment Information	10	Note 9. Revenues From Contracts with Customers	21
Note 3. Discontinued Operation	11	Note 10. Comprehensive Income (Loss)	22
Note 4. Investments	13	Note 11. Net Income Per Share	23
Note 5. Fair Value Measurements	15	Note 12. Income Taxes	24
Note 6. Insurance Contracts	19	Note 13. Commitments and Contingencies	24
Note 7. Derivative Instruments	20

Ambac Financial Group, Inc.	6	First Quarter 2025 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
1.    BACKGROUND AND BUSINESS DESCRIPTION
Business
The following description provides an update of Note 1. Background and Business Description and Note 2. Basis of Presentation and Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, and should be read in conjunction with the complete descriptions provided in the Form 10-K. Capitalized terms used, but not defined herein, and in the other footnotes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q shall have the meanings ascribed thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Ambac Financial Group, Inc. (“AFG”), headquartered in New York City, is an insurance holding company incorporated in the state of Delaware on April 29, 1991. References to “Ambac,” the “Company,” “we,” “our,” and “us” are to AFG and its subsidiaries, as the context requires. Ambac's principal businesses include:
•Insurance Distribution — Ambac's specialty property and casualty ("P&C") insurance underwriting and distribution business, includes Managing General Agents and Underwriters (collectively "MGAs" or "MGA/Us"), an insurance broker, and other distribution and underwriting businesses. Insurance Distribution includes Beat Capital Partners Limited, which was acquired on July 31, 2024. At March 31, 2025, Ambac's insurance distribution platform operates in the following lines of business: property, niche specialty risk, accident & health, miscellaneous specialty, reinsurance, marine & energy, specialty auto, other professional and professional Directors & Officers ("D&O") .
•Specialty Property & Casualty Insurance — Ambac's Specialty Property & Casualty Insurance program business currently includes five carriers (collectively, “Everspan”). Everspan carriers have an A.M. Best rating of 'A-' (Excellent) which was last affirmed on June 13, 2024.
The Company reports these two business operations as segments; see Note 2. Segment Information for further information.
Basis of Presentation
The Company has disclosed its significant accounting policies in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The following significant accounting policies provide an update to those included in the Company’s Annual Report on Form 10-K.
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2024. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), but in the opinion of management such financial statements include all adjustments necessary for the fair presentation of the Company’s consolidated financial position and results of operations. The results of operations for the three months ended March 31, 2025, may not be indicative of the results that may be expected for the year ending December 31, 2025. The December 31, 2024, consolidated balance sheet was derived from audited financial statements.
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
Consolidation
The consolidated financial statements include the accounts of AFG and all other entities in which AFG (directly or through its subsidiaries) has a controlling financial interest. All significant intercompany balances have been eliminated. The usual condition for a controlling financial interest is ownership of a majority of the voting interests of an entity.
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
Refer to Sale of Ambac Assurance Corporation ("AAC") in Note 3. Discontinued Operation for further information.

Ambac Financial Group, Inc.	7	First Quarter 2025 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
Foreign Currency
The impact of non-functional currency transactions and the remeasurement of non-functional currency assets and liabilities into the respective subsidiaries' functional currency (collectively "foreign currency transactions gains/(losses)") are $(1,582) and $0 for the three months ended March 31, 2025 and 2024, respectively. Foreign currency transaction gains/(losses) are primarily the result of Beat's transactions in currencies (primarily the U.S. dollar) other than its functional currency (the British Pound Sterling).
Noncontrolling Interests ("NCI")
Nonredeemable NCI
Nonredeemable NCI of $122,909 and $146,837 as of March 31, 2025 and December 31, 2024 includes the NCI share in certain operating units which are minority owned by the units' respective management teams that do not have associated put options. As of December 31, 2024, there were no put options associated with any of these minority interests and as such, the aggregate amount was classified as nonredeemable NCI on the balance sheet. During the three months ended March 31, 2025, certain NCI shares were reclassified between nonredeemable and redeemable NCI as further described under "Redeemable NCI" below. The acquisition date valuation method to determine the fair value of nonredeemable NCI was the discounted cash flow approach. The significant fair value assumptions used in the model included estimated long term revenue and expense forecasts and the discount rate. When redeemable NCI shares are no longer redeemable, such as when put options expire unused, the NCI shares are reclassified to nonredeemable NCI with no change in carrying value.
At March 31, 2025, and December 31, 2024, AAC had 4,596 shares of issued and outstanding Auction Market Preferred Shares ("AMPS") with a liquidation preference of $114,900 relative to Ambac common shareholders (reported as nonredeemable noncontrolling interest of $50,918 on Ambac's balance sheet). See Note 5. Discontinued Operation in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. for further discussion of the AMPS.
Redeemable Noncontrolling Interest
The Xchange, All Trans, Capacity Marine, Riverton and Beat acquisitions resulted in a majority ownership of the acquired entities by Ambac. Under the terms of all the acquisition agreements, Ambac has call options to purchase the remaining interests from the minority owners (i.e., noncontrolling interests) and the minority owners have put options to sell their interests to Ambac. Because the exercise of the put options are outside the control of Ambac, in accordance with the Distinguishing Liabilities from Equity Topic of the ASC, Ambac reports redeemable NCI in the mezzanine section of its consolidated balance sheet. In addition, during the three months ended March 31, 2025, Ambac entered into put options with certain minority owners of the MGA/U operating entities that are majority owned by Beat. These put options are embedded in the associated NCI shares ("Option Shares"), resulting in remeasurement of the shares at fair value inclusive of the put options, and reclassification of the Option Shares from nonredeemable NCI to redeemable NCI. The change in carrying value resulting from revaluation of $10,276 is recorded as an offset to retained earnings, with a corresponding impact on earnings per share.
The redeemable noncontrolling interest is remeasured on an annual basis as the greater of:
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
Following is a rollforward of redeemable noncontrolling interest.

Three Months Ended March 31,	2025	2024
Beginning balance	$140,860	$17,079
Reclassification from nonredeemable noncontrolling interest including remeasurement at fair value	42,180	—
Reclassification to nonredeemable noncontrolling interest	(1,877)	—
Net income (loss) attributable to redeemable noncontrolling interest (ASC 810)	258	703
Distributions	(708)	(650)
Adjustment to redemption value (ASC 480)	907	(53)
Foreign exchange	3,797	—
Ending balance	$185,417	$17,079

Ambac Financial Group, Inc.	8	First Quarter 2025 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)

Supplemental Disclosure of Cash Flow Information	Three Months Ended March 31,
	2025	2024
Cash paid during the period for:
Income taxes	$6,834	$2,122
Interest on debt	3,819	—
Non-cash investing and financing activities:
Securities acquired (transferred) in connection with financial guarantee commutations	—	(65,000)

	March 31,
	2025	2024
Reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows:
Cash and cash equivalents	$34,064	$13,753
Restricted cash	17,596	10,937
Total cash, cash equivalents, and restricted cash shown on the Consolidated Statements of Cash Flows	$51,660	$24,690
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
Adopted Accounting Standards
There have been no new accounting standards adopted during the three months ended March 31, 2025.
Future Application of Accounting Standards and Required Disclosures
Income Taxes:
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
The ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. Ambac will adopt this ASU for the annual reporting period ending December 31, 2025. The standard is not expected to have a consequential impact on Ambac's financial statements.
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

Ambac Financial Group, Inc.	9	First Quarter 2025 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
2.    SEGMENT INFORMATION
The Company reports its results of continuing operations in two segments: Specialty Property and Casualty Insurance and Insurance Distribution. These reportable segments offer distinct products and services as further described in Note 1. Background and Business Description. The operating entities within each segment are wholly or majority owned by separate intermediate holding companies: Everspan Holdings, LLC for Specialty Property and Casualty Insurance and Cirrata Group, LLC for Insurance Distribution. The Company's segments have separate management teams with incentive compensation structures based on segment level performance. Financial reporting for each segment is regularly provided to the Company's Chief Executive Officer, who is the chief operating decision maker ("CODM") for purposes of monitoring the businesses, assessing performance and allocating resources.
The following tables summarize the components of the Company’s total revenues and expenses, and pretax income (loss) by reportable business segment. Information provided below for “Corporate and Other” primarily relates to the operations of AFG, which will include investment income on its investment portfolio and costs to maintain the operations of AFG, including public company reporting, capital management and business development costs for the acquisition and development of new business initiatives. As a result of the Company reporting the results of operations of AAC as discontinued operations, certain corporate costs charged to AAC totaling $2,763 for the three months ended March 31, 2025 and $3,944, for the three months ended March 31, 2024, have been reported in Net income from continuing operations on the Consolidated Statements of Total Comprehensive Income and included in Corporate and Other in the tables below.

Ambac Financial Group, Inc.	10	First Quarter 2025 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)

	Three Months Ended March 31, 2025				Three Months Ended March 31, 2024
	Reportable Segments				Reportable Segments
	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Total	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Total
Revenues:
Net premiums earned	$15,678			$15,678	$25,579			$25,579
Commission income		$36,771		36,771		$17,729		17,729
Servicing and other fees		4,964		4,964		—		—
Program fees	3,652			3,652	2,567			2,567
Net investment income	1,842	376	597	2,815	1,399	50	$2,192	3,640
Other income (expense)	(1)	(1,113)	(10)	(1,124)	(3)	86	(47)	36
Total revenues from continuing operations (1)	21,171	40,998	587	62,756	29,542	17,865	2,145	49,551
Less:
Losses and loss adjustment expenses	10,496			10,496	19,355			19,355
Policy acquisition costs	3,841			3,841	4,424			4,424
Commission expenses		10,365		10,365		9,822		9,822
Intangible amortization and depreciation	—	8,872	304	9,176	—	1,149	465	1,614
Interest expense		5,454		5,454		—		—
Compensation expense	3,510	13,533	5,844	22,887	1,760	2,296	6,490	10,546
Non Compensation expense	1,821	5,017	8,806	15,644	2,182	625	4,222	7,029
Total expenses from continuing operations	19,668	43,241	14,954	77,863	27,721	13,892	11,177	52,790
Segment pretax income (loss)	1,503	(2,243)	(14,367)	(15,107)	1,821	3,973	(9,032)	(3,239)
Segment income tax expense (benefit)	78	(500)	(195)	(617)	106	118	(94)	130
Segment net income (loss)	1,425	(1,743)	(14,172)	(14,490)	1,715	3,855	(8,938)	(3,369)
Segment net (income) loss attributable to noncontrolling interest	—	(1,654)		(1,654)	2	(703)		(701)
Segment net income (loss) attributable to Ambac shareholders	$1,425	$(3,397)	$(14,172)	(16,144)	$1,713	$3,152	$(8,938)	(4,070)

Reconciliation to consolidated net income (loss) attributable to Ambac stockholders
Discontinued operations				(30,247)				24,140
Net income (loss) attributable to Ambac shareholders				$(46,391)				$20,070

Reconciliation of segment assets to consolidated total assets
Total assets	$802,856	$929,172	$129,250	$1,861,278	$608,006	$155,722	$210,671	$974,399
Discontinued operations				6,392,004				7,454,216
Total consolidated assets				$8,253,282				$8,428,615

EBITDA Reconciliation
Segment net income (loss)	$1,425	$(1,743)	$(14,172)	$(14,490)	$1,715	$3,855	$(8,938)	$(3,369)
Adjustments:
Interest expense	—	5,454	—	5,454	—	—	—	—
Income taxes	78	(500)	(195)	(617)	106	118	(94)	130
Depreciation	—	109	305	413	—	10	465	475
Intangible amortization	—	8,763	—	8,763	—	1,139	—	1,139
EBITDA	1,503	12,083	(14,062)	(477)	1,821	5,122	(8,567)	(1,625)
Add: Impact of noncontrolling interests		(5,000)		(5,000)	2	(920)		(920)
Ambac EBITDA	$1,503	$7,083	$(14,063)	$(5,477)	$1,823	$4,202	$(8,567)	$(2,545)
(1)Inter-segment revenues and inter-segment pre-tax income (loss) amounts are insignificant and are not presented separately.
3.    DISCONTINUED OPERATION
Sale of Ambac Assurance Corporation ("AAC")
On June 4, 2024, AFG entered into a stock purchase agreement (the "Purchase Agreement") with American Acorn Corporation (the “Buyer”), a Delaware corporation owned by funds managed by Oaktree Capital Management, L.P., pursuant to which and subject to the conditions set forth therein, AFG will sell all of the issued and outstanding shares of common stock of AAC, a wholly-owned subsidiary of AFG, to the Buyer for aggregate consideration of $420,000 in cash (the "Sale"). The terms of the Sale as contemplated by the Purchase Agreement provide that, at the closing of the Sale (the “Closing”), Buyer will acquire complete ownership of the common stock of AAC and all of its wholly owned subsidiaries, including Ambac UK. In connection with and pursuant to the Purchase Agreement, AFG has agreed to issue to Buyer a warrant exercisable for a number of shares of

Ambac Financial Group, Inc.	11	First Quarter 2025 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
common stock, par value $0.01, of AFG representing 9.9% of the fully diluted shares of AFG’s common stock as of March 31, 2024, pro forma for the issuance of the warrant. The warrant will have an exercise price per share of $18.50 with a 6.5-year term from the date of issuance and will be immediately exercisable. The Buyer continues to pursue the final outstanding regulatory approval, which would be received only after a hearing at or prior to which third parties would have an opportunity to object to the Sale. As a result, consistent with the terms of the Purchase Agreement, the term of the Purchase Agreement has been automatically extended from April 4, 2025, to July 3, 2025. See Note 5. Discontinued Operation in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, for further information regarding the Sale.
AFG recorded an expected loss on sale in the Statement of Comprehensive Income (Loss) for the year ended December 31, 2024 of $(570,145) equal to the difference between the sale proceeds (net of the value of the warrants to be issued) and the carrying value of AAC's net assets held-for-sale, less expected closing costs. AFG recorded an additional loss of $(14,496) in the three months ended March 31, 2025, reflecting remeasurement of net assets held-for-sale and the change in fair value of the warrant to be issued to Buyer during the period, bringing valuation allowance on held-for-sale assets to $(584,642) as of March 31, 2025. The carrying value of held-for-sale assets and liabilities, and consequently the expected loss on disposal, are subject to variability through the closing date of the Sale. Changes to the carrying value of held-for-sale assets and liabilities could arise from changes in estimates of financial guarantee losses and loss adjustment expense reserves, including subrogation recoverable; changes in the valuation of invested assets and other financial instruments carried at fair value; adverse or favorable litigation outcomes; and other operating results of AAC and its subsidiaries, including consolidated variable interest entities (“VIEs”). Additionally, at closing, net income will be impacted by the reclassification from Accumulated Other Comprehensive Income (Loss) of net unrealized gains (losses) on available-for-sale investment securities, cumulative foreign currency translation adjustments and cumulative credit risk changes of fair value option liabilities attributable to AAC and subsidiaries, which at March 31, 2025, amounted to $(132,778).
The carrying value of held-for-sale assets and liabilities could also be impacted by payments on AAC's outstanding surplus notes. Surplus note principal and interest payments require the approval of OCI. Since the issuance of the surplus notes in 2010, OCI has declined to approve regular payments of interest on surplus notes, including AAC's request to pay full or partial interest on, and full or partial principal of, surplus notes on the next scheduled payment date of June 9, 2025, although the OCI has permitted two exceptional payments. As a result, the scheduled payment date for interest, and the scheduled maturity date for payment of principal of the surplus notes are extended until OCI grants approval to make the payment. Interest will accrue, compounded on each anniversary of the original scheduled payment date or scheduled maturity date, on any unpaid principal or interest through the actual date of payment, at 5.1% per annum. The interest on the outstanding surplus notes were accrued for and AAC is accruing interest on the interest amounts following each scheduled payment date.
The components of the anticipated loss on sale, reflected in the valuation allowance on assets held-for-sale as of March 31, 2025 and December 31, 2024, are summarized below:

	March 31, 2025	December 31, 2024
Fair value of net consideration to be received	$409,759	$399,727
Less: estimated closing costs	(7,535)	(7,235)
	402,224	392,492
Carrying amount of net assets held-for-sale	986,866	962,637
Loss on disposal	$(584,642)	$(570,145)
The following table summarizes the major classes of assets and liabilities held-for-sale on the Consolidated Balance Sheets after elimination of intercompany balances:

	March 31, 2025	December 31, 2024
ASSETS:
Total investments	$2,286,236	$2,226,505
Cash and equivalents	14,394	8,322
Premiums receivable	218,049	217,096
Reinsurance recoverable on paid and unpaid losses	25,918	25,274
Deferred ceded premiums	76,681	79,074
Subrogation recoverable	113,636	113,962
Intangible assets	209,677	213,457
Other assets, net	42,632	49,396
VIE assets (including restricted cash of $60,593 and 57,754)	3,989,423	3,904,259
Valuation allowance on assets held-for-sale	(584,642)	(570,145)
Total assets held-for-sale	$6,392,004	$6,267,200
LIABILITIES:
Unearned premiums	$229,035	$228,177
Loss and loss adjustment reserves	601,411	577,167
Ceded premiums payable	55,571	56,404
Long-term debt and accrued interest	1,062,616	1,046,658
Other liabilities, net	100,988	105,772
VIE liabilities	3,954,287	3,873,507
Total liabilities held-for-sale	$6,003,908	$5,887,685

Ambac Financial Group, Inc.	12	First Quarter 2025 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
The following table summarizes the major line items constituting net income (loss) from discontinued operations reconciled to net income (loss) from discontinued operations presented in the Consolidated Statement of Comprehensive Income (Loss):

	Three Months Ended March 31,
	2025	2024
REVENUES:
Net premiums earned	$4,763	$7,486
Net investment income	20,700	38,031
Net investment gains (losses), including impairments	(5,954)	568
Net gains (losses) on derivative contracts	(533)	1,533
Other revenues	7,821	5,440
Total revenues	26,797	53,058
EXPENSES:
Loss and loss adjustment expenses (benefit)	10,735	(20,708)
Intangible amortization	5,826	11,327
General & administrative and other expenses	9,082	17,693
Interest expense	15,951	15,980
Total expenses	41,594	24,292
Pretax income (loss)	(14,797)	28,766
Provision (benefit) for income taxes	953	4,626
Loss on disposal	(14,497)	—
Net income (loss) from discontinued operations	$(30,247)	$24,140
4.    INVESTMENTS
Ambac’s invested assets are primarily comprised of of (i) fixed maturity securities classified as either available-for-sale, (ii) interests in pooled investment funds which are reported within Other investments on the Consolidated Balance Sheets and (iii)
preferred equity investments which are reported within Other investments on the Consolidated Balance Sheets. Interests in pooled investment funds are limited partner interests and are reported using the equity method.
Fixed Maturity Securities:
The amortized cost and estimated fair value of available-for-sale investments, at March 31, 2025 and December 31, 2024, were as follows:

	March 31, 2025:					December 31, 2024:
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses
Fixed maturity securities:
Municipal obligations	$14,660	$—	$53	$408	$14,305	$14,646	—	$7	$570	$14,083
Corporate obligations	91,979	—	343	3,153	89,169	92,990	—	107	3,905	89,192
U.S. government obligations	44,821	—	429	390	44,860	41,706	—	98	809	40,995
Residential mortgage-backed securities	3,447	—	16	18	3,445	2,475	—	—	29	2,446
Commercial mortgage-backed securities	2,067	—	4	22	2,049	2,127	—	8	34	2,101
Collateralized debt obligations	2,941	—	14	1	2,954	3,131	—	13	2	3,142
Other asset-backed securities	4,773	—	16	2	4,787	5,049	—	14	2	5,061
	164,688	—	875	3,994	161,569	162,124	—	247	5,351	157,020
Short-term	101,604	—	6	—	101,610	127,588	—	13	—	127,601
Total available-for-sale investments	$266,292	$—	$881	$3,994	$263,179	$289,712	—	$260	$5,351	$284,621

Ambac Financial Group, Inc.	13	First Quarter 2025 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
The amortized cost and estimated fair value of available-for-sale investments, at March 31, 2025, by contractual maturity, were as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$135,653	$135,297
Due after one year through five years	58,649	57,690
Due after five years through ten years	57,785	55,980
Due after ten years	977	977
	253,064	249,944
Residential mortgage-backed securities	3,447	3,445
Commercial mortgage-backed securities	2,067	2,049
Collateralized debt obligations	2,941	2,954
Other asset-backed securities	4,773	4,787
Total	$266,292	$263,179
Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.
Unrealized Losses on Fixed Maturity Securities:
The following table shows gross unrealized losses and fair values of Ambac’s available-for-sale investments, which at March 31, 2025 and December 31, 2024, did not have an allowance for credit losses. This information is aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2025 and December 31, 2024:

	March 31, 2025						December 31, 2024
	Less Than 12 Months		12 Months or More		Total		Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Fixed maturity securities:
Municipal obligations	$2,070	$35	$6,660	$373	$8,730	$408	$6,042	$112	$6,582	$458	$12,624	$570
Corporate obligations	9,782	135	42,021	3,018	51,803	3,153	23,784	269	46,612	3,636	70,396	3,905
Foreign obligations	—	—	—	—	—	—	—	—	—	—	—	—
U.S. government obligations	6,704	46	12,148	344	18,852	390	15,919	344	14,818	465	30,737	809
Residential mortgage-backed securities	1,899	18	—	—	1,899	18	2,446	29	—	—	2,446	29
Commercial mortgage-backed securities	750	22	—	—	750	22	738	34	—	—	738	34
Collateralized debt obligations	654	1	—	—	654	1	655	2	—	—	655	2
Other asset-backed securities	848	2	—	—	848	2	1,428	2	—	—	1,428	2
Total temporarily impaired securities	$24,475	$259	$60,829	$3,735	$85,304	$3,994	$51,012	$792	$68,012	$4,559	$119,024	$5,351

Management has determined that the securities in the above table do not have credit impairment as of March 31, 2025 and December 31, 2024, based upon (i) no actual or expected principal and interest payment defaults on these securities; (ii) analysis of the creditworthiness of the issuer.
Ambac’s assessment about whether a security is credit impaired reflects management’s current judgment regarding facts and circumstances specific to the security and other factors. If that judgment changes, Ambac may record a charge for credit impairment in future periods.
The declines in fair value and resultant unrealized losses across asset classes as of March 31, 2025, included in the above table resulted from the impact of increasing interest rates since the securities were purchased. Management has determined that the securities with unrealized losses are not credit impaired. Further discussion of management's assessment with respect to security categories with larger unrealized loss balances is below.
Corporate obligations
The gross unrealized losses on corporate obligations as of March 31, 2025, resulted primarily from an increase in interest rates since the securities were purchased. Unrealized losses of $3,153 related to 136 investment grade securities with an average unrealized loss equal to 6% of amortized cost at March 31, 2025. Management believes that the full and timely receipt of all principal and interest payment on corporate obligations with unrealized losses as of March 31, 2025, is probable.
Investment Income (Loss)
Net investment income (loss) was comprised of the following for the affected periods:

Three Months Ended March 31,	2025	2024
Fixed maturity securities	$1,400	$1,170
Short-term investments	1,457	2,590
Loans	35	—
Investment expense	2	(90)
Securities available-for-sale and short-term	2,894	3,670
Other investments	(79)	(30)
Total net investment income (loss)	$2,815	$3,640
Net investment income (loss) from Other investments primarily represents income from investment limited partnerships and other equity interests accounted for under the equity method.

Ambac Financial Group, Inc.	14	First Quarter 2025 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
Net Investments Gains (Losses), including Impairments:
The following table details amounts included in net investment gains (losses) and impairments included in earnings for the affected periods:

Three Months Ended March 31,	2025	2024
Gross realized gains on securities	$—	$4
Gross realized losses on securities	(3)	(3)
Foreign exchange gains (losses)	—	—
Credit impairments	—	—
Intent / requirement to sell impairments	—	—
Net investment gains (losses), including impairments	$(3)	$1
Ambac had an allowance for credit losses of $0 and $0 at March 31, 2025 and 2024, respectively.
Ambac did not purchase any financial assets with credit deterioration for the three months ended March 31, 2025 and 2024.
Deposits with Regulators and Other Restrictions:
Securities carried at $23,628 and $22,861 at March 31, 2025 and December 31, 2024, respectively, were deposited by Ambac's insurance subsidiaries with governmental authorities or designated custodian banks as required by laws affecting insurance companies. Invested assets carried at $761 and $800 at March 31, 2025 and December 31, 2024, were deposited as security in connection with a letter of credit issued for an office lease. Fiduciary funds held by Ambac's insurance distribution subsidiaries, carried at $2,210 and $2,845 at March 31, 2025 and December 31, 2024, respectively, are included in invested assets.
Other Investments:
Ambac's investment portfolio includes a limited partnership interest in a private equity fund which seeks to generate long-term capital appreciation through investments in private equity, equity-related and other instruments. The fair value of Ambac's investment in the fund was $7,420 and $7,499 as of March 31, 2025 and December 31, 2024, determined using net asset value ("NAV") as a practical expedient. Redemptions may be made quarterly with 90 days notice subject to withdrawal limitations and/or redemption fees which vary with the timing and notification of withdrawal provided by the investor. Ambac's unfunded commitments total $1,724 on this private equity fund at March 31, 2025.
Other investments also include preferred equity investments with a carrying value of $20,618 and $20,618 as of March 31, 2025 and December 31, 2024, respectively, that do not have readily determinable fair values and are carried at cost, less any impairments as permitted under the Investments — Equity Securities Topic of the ASC. Impairments of $0 and $0 respectively, were recorded on these investments in the three months ended March 31, 2025 and 2024. There were no adjustments to fair value to reflect observable price changes in identical or similar investments from the same issuer during the three months ended March 31, 2025 and 2024.

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
Fair Value Hierarchy:
The Fair Value Measurement Topic of the ASC specifies a fair value hierarchy based on whether the inputs to valuation techniques used to measure fair value are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Company-based assumptions. The fair value hierarchy has three broad levels as follows:

●	Level 1	Quoted prices for identical instruments in active markets. Assets and liabilities classified as Level 1 include US Treasury and foreign government obligations traded in highly liquid and transparent markets, and money market funds.

●	Level 2	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Assets and liabilities classified as Level 2 generally include investments in fixed maturity securities and certain derivatives valued using only market observable data.

●	Level 3	Model derived valuations in which one or more significant inputs or significant value drivers are unobservable. This hierarchy requires the use of observable market data when available. Financial instruments classified as Level 3 include certain investments in fixed maturity securities, loans and derivatives.
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

Ambac Financial Group, Inc.	15	First Quarter 2025 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
The following table sets forth the carrying amount and fair value of Ambac’s financial assets and liabilities as of March 31, 2025 and December 31, 2024, including the level within the fair value hierarchy at which fair value measurements are categorized. As required by the Fair Value Measurement Topic of the ASC, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2025					December 31, 2024
	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:			Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
			Level 1	Level 2	Level 3			Level 1	Level 2	Level 3
Financial assets:
Fixed maturity securities:
Municipal obligations	$14,305	$14,305	$—	$14,305	$—	$14,083	$14,083	$—	$14,083	$—
Corporate obligations	89,169	89,169	—	89,169	—	89,192	89,192	—	89,192	—
U.S. government obligations	44,860	44,860	44,860	—	—	40,995	40,995	40,995	—	—
Residential mortgage-backed securities	3,445	3,445	—	3,445	—	2,446	2,446	—	2,446	—
Commercial mortgage-backed securities	2,049	2,049	—	2,049	—	2,101	2,101	—	2,101	—
Collateralized debt obligations	2,954	2,954	—	2,954	—	3,142	3,142	—	3,142	—
Other asset-backed securities	4,787	4,787	—	4,787	—	5,061	5,061	—	5,061	—
Short term investments	101,610	101,610	101,610	—	—	127,601	127,601	127,601	—	—
Other investments (1)	28,214	7,420	—	—	—	28,294	7,499	—	—	—
Cash, cash equivalents and restricted cash	51,660	51,660	51,660	—	—	47,276	47,276	47,276	—	—
Other assets-loans	3,406	3,406	—	—	3,406	3,434	3,434	—	—	3,434
Other assets - Derivatives:
Warrants	—	—	—	—	—	—	—	—	—	—
FX forward contracts	210	210	—	210	—	—	—	—	—	—
Total financial assets	$346,669	$325,875	$198,130	$116,919	$3,406	$363,625	$342,830	$215,872	$116,025	$3,434
Financial liabilities:
Short-term debt, including accrued interest	$152,695	$152,695	$—	$—	$152,695	$152,560	$152,560	$—	$—	$152,560
Other liabilities - Derivatives:
FX forward contracts	—	—	—	—	—	317	317	—	317	—
Total financial liabilities	$152,695	$152,695	$—	$—	$152,695	$152,877	$152,877	$—	$317	$152,560
(1)Excluded from the fair value measurement categories in the table above are investment funds of $7,420 and $7,499 as of March 31, 2025 and December 31, 2024, respectively, which are measured using NAV as a practical expedient. Also excluded from the fair value amounts in the table above are equity securities with a carrying value of $20,618 and $20,618 as of March 31, 2025 and December 31, 2024, respectively, that do not have readily determinable fair values and have carrying amounts determined using the measurement alternative, and an equity method investment of $176 and $177 as of March 31, 2025 and December 31, 2024.
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
Ambac’s financial instruments carried at fair value are mainly comprised of investments in fixed maturity securities, equity interests in pooled investment funds, and derivative instruments. Valuation of financial instruments is performed by Ambac’s finance group using methods approved by senior financial management with consultation from third-party portfolio managers as appropriate. Preliminary valuation results are discussed with senior financial management and third-party portfolio managers as necessary to assess consistency with market transactions and trends as applicable. Market transactions such as trades or negotiated settlements of similar positions, if any, are reviewed to validate fair value model results. However, financial instruments valued using significant unobservable inputs have very little or no observable market activity. Methods and significant inputs and assumptions used to determine fair values across portfolios are reviewed quarterly by senior financial management. Other valuation control procedures specific to particular portfolios are described further below.
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

Ambac Financial Group, Inc.	16	First Quarter 2025 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
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
Derivative Instruments:
At March 31, 2025 and December 31, 2024 Ambac has foreign currency forward contracts and holds warrants to purchase preferred stock of a development stage company. The fair value of foreign currency forwards are determined using valuation models with observable market inputs. Fair value of the warrants are determined using a standard warrant valuation model with internally developed input assumptions.
Short-term Debt:
Short-term debt consists of SOFR indexed borrowing used for partial funding of the Beat acquisition and is classified as Level 3.
Other Financial Assets:
Included in Other assets are loans carried at amortized cost, the fair values of which are estimated based upon internal valuation models and are classified as Level 3.
Additional Fair Value Information for Financial Assets and Liabilities Accounted for at Fair Value:
The following tables present the changes in the Level 3 fair value category for the periods presented in 2025 and 2024. Ambac classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

Ambac Financial Group, Inc.	17	First Quarter 2025 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)

Level 3 - Financial Assets and Liabilities Accounted for at Fair Value

	Investments	Derivatives	Total
Three Months Ended March 31, 2025:
Balance, beginning of period	$—	$—	$—
Total gains/(losses) realized and unrealized:
Included in earnings	—	—	—
Included in other comprehensive income	—	—	—
Purchases	—	—	—
Settlements	—	—	—
Balance, end of period	$—	$—	$—
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—
The amount of total gains/(losses) included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—

Three Months Ended March 31, 2024:
Balance, beginning of period	$13,920	$656	$14,576
Total gains/(losses) realized and unrealized:
Included in earnings	34	(47)	(13)
Included in other comprehensive income	—	—	—
Purchases	—	—	—
Settlements	—	—	—
Balance, end of period	$13,954	$609	$14,563
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$34	$(47)	$(13)
The amount of total gains/(losses) included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—

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
Gains and losses (realized and unrealized) relating to Level 3 assets and liabilities included in earnings for the affected periods are reported as follows:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Net Investment Income	Net Gains (Losses) on Derivative Contracts	Other Income or (Expense)	Net Investment Income	Net Gains (Losses) on Derivative Contracts	Other Income or (Expense)
Total gains (losses) included in earnings for the period	$—	$—	$—	$34	$(47)	$—
Changes in unrealized gains (losses) relating to financial instruments still held at the reporting date	—	—	—	—	—	—

Ambac Financial Group, Inc.	18	First Quarter 2025 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
6.    INSURANCE CONTRACTS
Amounts presented in this Note relate only to Ambac’s continuing operations.
Premiums:
The effect of reinsurance on premiums written and earned was as follows:

	Three Months Ended March 31,
	2025		2024
	Written	Earned	Written	Earned
Direct	$77,191	$80,446	$79,234	$61,336
Assumed	9,724	7,529	17,188	15,523
Ceded	68,911	72,297	70,175	51,280
Net premiums	$18,004	$15,678	$26,247	$25,579
Premium Receivables, including credit impairments:
Premium receivables at March 31, 2025 and December 31, 2024 were $64,563 and $57,222, respectively. Management evaluates premium receivables for expected credit losses ("credit impairment") in accordance with the CECL standard, which is further described in Note 2. Basis of Presentation and Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Below is a rollforward of the premium receivable allowance for credit losses for the periods presented.

Three Months Ended March 31,	2025	2024
Beginning balance	$142	$—
Current period provision	—	—
Write-offs of the allowance	—	—
Recoveries of previously written-off amounts	—	—
Ending balance	$142	$—
At March 31, 2025 and December 31, 2024, $6,357 and $5,690 of premiums were past due.
Loss and Loss Adjustment Expense Reserves
Below is the loss and loss reserve expense roll-forward, net of subrogation recoverable and reinsurance, for the affected periods:

Three Months Ended March 31,	2025	2024
Beginning gross loss and loss expense reserves	$349,062	$197,089
Reinsurance recoverable	270,081	156,232
Beginning balance of net loss and loss expense reserves	78,981	40,857
Losses and loss expenses:
Current year	10,325	18,230
Prior years	171	1,125
Total (1)	10,496	19,355
Loss and loss expenses paid (recovered):
Current year	1,120	1,056
Prior years	10,172	5,034
Total	11,292	6,090
Ending net loss and loss expense reserves	78,185	54,122
Reinsurance recoverable (2)	294,920	182,892
Ending gross loss and loss expense reserves	$373,105	$237,014
(1)Total losses and loss adjustment expenses is net of $45,778 and $34,411 for the three months ended March 31, 2025 and 2024, respectively, related to ceded reinsurance.
(2)Represents reinsurance recoverable on future loss and loss expenses. Additionally, the Balance Sheet line "Reinsurance recoverable on paid and unpaid losses" includes reinsurance recoverables (payables) of $56,190 and $15,088 as of March 31, 2025 and 2024, respectively, related to previously presented loss and loss expenses and subrogation.
Prior accident years losses incurred development for the three months ended March 31, 2025 was nominal, whereas prior accident years looses incurred development for the three months ended March 31, 2024 was primarily driven by increased commercial and personal auto claim activity.
Specialty Property & Casualty Loss Reserves
Claims Development
The following is a summary of loss and loss adjustment expense reserves, including certain components, for the Company’s major product lines by reporting segment at March 31, 2025.

March 31, 2025	Net Loss and Loss Adjustment Expense Reserves	Reinsurance Recoverables on Unpaid Losses (1)	Loss and Loss Adjustment Reserves (1)
Commercial auto	$27,608	$127,775	$155,383
Excess liability	9,070	56,775	65,845
General liability	9,051	35,157	44,208
Workers compensation	14,602	—	14,602
Non-standard personal auto	8,753	396	9,149
Professional Liability	1,812	21,561	23,373
Surety	—	10,558	10,558
Unallocated loss adjustment expense reserves	6,491	6,668	13,159
Other	$798	$36,030	$36,828
Total	$78,185	$294,920	$373,105

Ambac Financial Group, Inc.	19	First Quarter 2025 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
(1)Other includes $34,724 related to legacy liabilities obtained from the acquisitions of Providence Washington Insurance Company, Greenwood Insurance Company, and Consolidated Specialty Insurance Company. All legacy liabilities remain obligations of affiliates of the sellers through reinsurance and contractual indemnities.
Reinsurance Recoverables, Including Credit Impairments:
Everspan’s reinsurance assets, including deferred ceded premiums and reinsurance recoverables on losses amounted to $496,024 at March 31, 2025. Credit exposure existed at March 31, 2025, with respect to reinsurance recoverables to the extent that any reinsurer may not be able to reimburse Everspan under the terms of these reinsurance arrangements. At March 31, 2025, there were ceded reinsurance balances payable of $81,358 offsetting this credit exposure. Contractually ceded reinsurance payables can only be offset against amounts owed from the same reinsurer in the event that such reinsurer is unable to meet its obligations to reimburse Everspan.
To minimize its credit exposure to losses from reinsurer insolvencies, Everspan (i) is entitled to receive collateral from its reinsurance counterparties in certain reinsurance contracts and (ii) has certain cancellation rights that can be exercised by Everspan in the event of rating agency downgrades of a reinsurer (among other events and circumstances). Everspan held letters of credit and collateral amounting to $66,954 from its reinsurers at March 31, 2025. For those reinsurance counterparties that do not currently post collateral, Everspan's reinsurers are well capitalized, highly rated, authorized capacity providers. Additionally, while legacy liabilities from the Providence Washington Insurance Company acquisition and the admitted carriers previously acquired by Everspan (Greenwood Insurance Company and Consolidated Specialty Insurance Company), were fully ceded to certain reinsurers, Everspan also benefits from an unlimited, uncapped indemnity from Enstar Holdings (US) and 21st Century Premier Insurance Company, respectively, to mitigate any residual risk to these reinsurers.
At March 31, 2025, our top five reinsurers represented 68.0% of our total reinsurance recoverables on paid and unpaid losses. These reinsurance recoverables were primarily from reinsurers with applicable ratings of A or better. The following table sets forth our five most significant reinsurers by amount of reinsurance recoverable as of March 31, 2025.

Reinsurers	Rating (1)	Reinsurance Recoverable (2)	Unsecured Recoverable (3)
General Reinsurance Company	A++	$150,484	$129,496
QBE Insurance Corporation	A	31,002	31,002
Munich Reinsurance Company	A+	28,184	18,894
Swiss Reinsurance America Corporation	A+	17,147	15,732
Guaranty Captive Insurance Company	NR	11,796	—
All other reinsurers		112,497	47,489
Total recoverables		$351,110	$242,613
(1)Represents financial strength ratings from AM Best for P&C reinsurers.
(2)Represents reinsurance recoverables on paid and unpaid losses. Unsecured amounts from QBE Insurance Corporation are also supported by an unlimited, uncapped indemnity from Enstar Holdings (US).
(3)Reinsurance recoverables reduced by ceded premiums payables due to reinsurers, letters of credit, and collateral posted for the benefit of Ambac.
Everspan has uncollateralized credit exposure of $242,613 and $232,310 and has recorded an allowance for credit losses of less than a million at March 31, 2025 and December 31, 2024. The uncollateralized credit exposure includes legacy liabilities obtained from the acquisitions of PWIC and the 21st Century Companies of $34,724 and $35,146 at March 31, 2025 and December 31, 2024, respectively. All legacy liabilities, which are fully ceded to reinsurers, also benefit from an unlimited, uncapped indemnity from the respective sellers to mitigate the Company from any residual risk from these reinsurers.
7.    DERIVATIVE INSTRUMENTS
The following tables summarize the gross fair values of individual derivative instruments and the impact of legal rights of offset as reported in the Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024:

	March 31, 2025					December 31, 2024
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Collateral Received / Pledged Not Offset in the Consolidated Balance Sheet	Net Amount	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Collateral Received / Pledged Not Offset in the Consolidated Balance Sheet	Net Amount
Other assets:
FX forwards	210	—	210	—	210	—	—	—	—	—
Total derivative assets	$210	$—	$210	$—	$210	$—	$—	$—	$—	$—
Other liabilities:
FX forwards	—	—	—	—	—	317	—	317	—	317
Total derivative liabilities	$—	$—	$—	$—	$—	$317	$—	$317	$—	$317

Ambac Financial Group, Inc.	20	First Quarter 2025 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
The following tables summarize the location and amount of gains and losses of derivative contracts in the Unaudited Consolidated Statements of Total Comprehensive Income (Loss) for the three months ended March 31, 2025 and 2024:

	Location of Gain (Loss) Recognized in Consolidated Statements of Total Comprehensive Income (Loss)	Amount of Gain (Loss) Recognized in Consolidated Statement of Total Comprehensive Income (Loss)
		Three Months Ended March 31,
		2025	2024
Derivatives:
Warrants	Net gains (losses) on derivative contracts	—	(48)
FX forwards	Net gains (losses) on derivative contracts	427	—
Total derivatives		$427	$(48)

Ambac holds warrants to purchase equity shares of a development stage company and US dollar/British pound sterling foreign exchange (FX) forward contracts.
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
Information about FX forward contracts as of March 31, 2025 and December 31, 2024, is summarized below:

Derivative Type	Weighted Average Remaining Term (years)	Face Amount (Buy)	Face Amount (Sell)	Fair Value Asset (Liability)
March 31, 2025
FX Forwards-Buy GBP/Sell USD	0.56	11,784	15,000	200
FX Forwards-Buy GBP/Sell CAD	0.74	2,457	4,500	10
December 31, 2024
FX Forwards-Buy GBP/Sell USD	0.61	15,720	20,000	(317)
FX Forwards-Buy USD/Sell GBP	0.00	—	—	—
FX Forwards-Buy GBP/Sell CAD	0.00	—	—	—
8.    GOODWILL AND INTANGIBLE ASSETS
The following table presents the Company's goodwill asset.

	March 31, 2025	December 31, 2024
Beginning balance	$418,234	$69,694
Business acquisitions	—	357,316
Foreign exchange	11,080	(8,776)
Impairments	—	—
Ending balance	$429,314	$418,234
Intangible assets and accumulated amortization are included in the Consolidated Balance Sheets, as shown below.

	Gross Carrying Amount	Accumulated Amortization	Net
March 31, 2025
Finite-lived Intangible Assets:
Customer relationships	$357,998	$33,659	$324,339
Non-compete agreements	1,350	1,148	202
Trade name	10,767	1,460	9,307
Total finite lived intangible assets	370,115	36,267	333,848
Indefinite lived intangible assets:
Licenses	11,213	—	11,213
Total intangible assets	381,328	36,267	345,061

December 31, 2024
Finite-lived Intangible Assets:
Customer relationships	$348,350	$24,630	$323,720
Non-compete agreements	1,350	1,080	270
Trade name	10,767	1,195	9,572
Total finite lived intangible assets	360,467	26,905	333,562
Indefinite lived intangible assets:
Licenses	11,213	—	11,213
Total intangible assets	371,680	26,905	344,775
9.    REVENUES FROM CONTRACTS WITH CUSTOMERS
As further described in the Revenue Recognition section of Note 2. Basis of Presentation and Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, the Insurance Distribution businesses have contracts that are subject to the Revenue from Contracts with Customers Topic of the ASC ("ASC 606").
The following table presents Insurance Distribution commission income recognized disaggregated by policy type for the periods presented.

Ambac Financial Group, Inc.	21	First Quarter 2025 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)

Three Months Ended March 31,	2025	2024
Accident & Health	$8,151	$10,354
Specialty Auto	5,172	3,807
Other Professional	3,223	2,243
Marine & Energy	1,848	1,133
Niche Specialty Risks	4,027	—
Property	5,184	—
Reinsurance	4,116	113
Environmental	1,560	—
Professional D&O	1,527	—
Misc. Specialty	1,963	79
Total	$36,771	$17,729
For the three months ended March 31, 2025 and 2024, income of $4,964 and $—, respectively, was recognized in accordance with ASC 606 and reported in Servicing and other fees on the Consolidated Statement of Comprehensive Income (Loss).
During the three months ended March 31, 2025 and 2024, the amount of revenue recognized related to performance obligations satisfied in a previous period, inclusive of changes due to estimates was approximately $1,981 and $3,364, respectively.
Contract Assets and Liabilities
The balances of contract assets and contract liabilities with customers were as follows:

	March 31, 2025	December 31, 2024
Contract assets	$20,685	$15,967
Contract liabilities	3,491	2,705
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
Contract liabilities represent advance consideration received from customers related to employer stop loss base commissions that will be recognized over time as claims servicing is performed, which typically occurs between 17 and 20 months from contract inception. During the three months ended March 31, 2025 and 2024, the Company recognized revenue that was included in the contract liability balance as of the beginning of the period of $182 and $479, respectively.
10.    COMPREHENSIVE INCOME (LOSS)
The following tables detail the changes in the balances of each component of accumulated other comprehensive income for the affected periods:

	Three Months Ended March 31, 2025:					Three Months Ended March 31, 2024:
	Unrealized Gains (Losses) on Available for Sale Securities (1)	Amortization of Postretirement Benefit (1)	Gain (Loss) on Foreign Currency Translation (1)	Credit Risk Changes of Fair Value Option Liabilities (1) (2)	Total	Unrealized Gains (Losses) on Available for Sale Securities (1)	Amortization of Postretirement Benefit (1)	Gain (Loss) on Foreign Currency Translation (1)	Credit Risk Changes of Fair Value Option Liabilities (1) (2)	Total
Beginning Balance	$(21,136)	$—	$(166,191)	$(1,109)	$(188,436)	$(20,196)	$4,939	$(144,036)	$(753)	$(160,046)
Other comprehensive income (loss) before reclassifications	14,147	—	36,220	—	50,367	(6,434)	(67)	(7,770)	—	(14,271)
Amounts reclassified from accumulated other comprehensive income (loss)	4,459	—	—	442	4,901	(583)	(313)	—	(253)	(1,149)
Net current period other comprehensive income (loss)	18,606	—	36,220	442	55,268	(7,017)	(380)	(7,770)	(253)	(15,420)
Ending Balance	$(2,530)	$—	$(129,971)	$(667)	$(133,168)	$(27,213)	$4,559	$(151,806)	$(1,006)	$(175,466)
(1)All amounts are net of tax and NCI. Amounts in parentheses indicate reductions to Accumulated Other Comprehensive Income.
(2)Represents the changes in fair value attributable to instrument-specific credit risk of liabilities for which the fair value option is elected.

Ambac Financial Group, Inc.	22	First Quarter 2025 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
The following table details the significant amounts reclassified from each component of accumulated other comprehensive income, shown in the above rollforward tables, for the affected periods:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statement of Total Comprehensive Income (Loss)
	Three Months Ended March 31,
	2025	2024
Unrealized Gains (Losses) on Available-for-Sale Securities (1)
	$5,957	$(568)	Net realized investment gains (losses)
	(1,498)	(15)	Provision for income taxes
	$4,459	$(583)	Net of tax and noncontrolling interest
Amortization of Postretirement Benefit
Prior service cost	$—	$(210)	Other income
Actuarial (losses)	—	(103)	Other income
	—	(313)	Total before tax
	—	—	Provision for income taxes
	$—	$(313)	Net of tax and noncontrolling interest
Credit Risk Changes of Fair Value Option Liabilities
	$589	$(337)	Credit risk changes of fair value option liabilities
	(147)	84	Provision for income taxes
	$442	$(253)	Net of tax and noncontrolling interest
Total reclassifications for the period	$4,901	$(1,149)	Net of tax and noncontrolling interest
(1)    Net unrealized investment gains (losses) on available for sale securities are included in Ambac's Consolidated Statements of Comprehensive Income (Loss) as a component of Accumulated Other Comprehensive Income (Loss). Changes in these amounts include reclassification adjustments to exclude from "Other Comprehensive Income (Loss)" those items that are included are part or ":Net income for a period that has been par of "Other comprehensive income *loss) in earlier periods.
11.    NET INCOME PER SHARE
As of March 31, 2025, 46,427,421 shares of AFG's common stock (par value $0.01) were issued and outstanding. Common shares outstanding decreased by 79,552 during the three months ended March 31, 2025, primarily due to share repurchases partially offset by shares issued in connection with employee stock compensation.
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
The following table shows shares repurchased by year.

($ in thousands, except per share)	Year Ended December 31,			YTD 2025
	2022	2023	2024
Shares repurchased	1,605,316	325,068	937,141	264,791
Total cost	$14,217	$4,510	$11,698	$3,122
Average purchase price per share	$8.86	$13.88	$12.48	$11.79
Unused authorization amount				$35,179
Earnings Per Share Calculation
The numerator of the basic and diluted earnings per share computation represents net income (loss) attributable to common stockholders adjusted by the retained earnings impacts of the noncontrolling adjustment to redemption value under ASC 480, or amendments resulting in revaluation to fair value and reclassification of NCI shares to redeemable NCI. Adjustments to the carrying value of redeemable noncontrolling interest are further described in the Redeemable NCI section of Note 1. Background and Business Description.
The following table provides a reconciliation of net income attributable to common stockholders to the numerator in the basic and diluted earnings per share calculation, together with the resulting earnings per share amounts:

Three Months Ended March 31,	2025	2024
Net income (loss) attributable to common stockholders	$(46,391)	$20,070
Adjustment of NCI to fair value	(10,276)	—
Adjustment to redemption value (ASC 480)	(907)	53
Numerator of basic and diluted EPS	$(57,574)	$20,123
Per Share:
Basic	$(1.22)	$0.44
Diluted	$(1.22)	$0.44
The denominator of the basic earnings per share computation represents the weighted average common shares outstanding plus vested performance and restricted stock units (together, "Basic Weighted Average Shares Outstanding"). The denominator of diluted earnings per share adjusts the Basic Weighted Average Shares Outstanding for all potential dilutive common shares

Ambac Financial Group, Inc.	23	First Quarter 2025 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
outstanding during the period. All potential dilutive common shares outstanding consider common stock deliverable pursuant to warrants, unvested restricted stock units and performance stock units granted under existing compensation plans. Additionally, as further described in the Redeemable NCI section of Note 1, the acquisition agreements and other agreements related to certain majority-owned subsidiaries include call and put options that, if exercised, would result in Ambac purchasing all or a portion of the remaining interests from the minority owners. Under the terms of certain of those agreements, Ambac may elect to settle a portion of its purchase with Ambac shares, which have also been considered in potential dilutive common shares outstanding.
The following table provides a reconciliation of the weighted average shares denominator used for basic net income per share to the denominator used for diluted net income per share:

Three Months Ended March 31,	2025	2024
Basic weighted average shares outstanding denominator	47,313,012	45,827,076
Effect of potential dilutive shares :
Restricted stock units	—	—
Performance stock units (1)	—	—
Diluted weighted average shares outstanding denominator	47,313,012	45,827,076
Anti-dilutive shares excluded from the above reconciliation:
Restricted stock units	411,433	88,468
Performance stock units (1)	145,197	—
(1)    Performance stock units are reflected based on the performance metrics through the balance sheet date. Vesting of these units is contingent upon meeting certain performance metrics. Although a portion of these performance metrics have been achieved as of the respective period end, it is possible that awards may no longer meet the metric at the end of the performance period.
12.    INCOME TAXES
AFG files a consolidated U.S. Federal income tax return with its 80% or more owned domestic subsidiaries ("Consolidated Tax Subsidiaries"). Beat's US subsidiaries file separate U.S. Federal income tax returns as they are not directly 80% owned by AFG for tax purposes. AFG and its Consolidated Tax Subsidiaries also file separate or combined income tax returns in various states, local and foreign jurisdictions. The following are the major jurisdictions in which Ambac and its subsidiaries, including it foreign subsidiaries, operate and the earliest tax years subject to examination:

Jurisdiction	Tax Year
United States	2010
New York State	2015
New York City	2018
United Kingdom	2021
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
Consolidated Pretax Income (Loss)
U.S. and foreign components of pre-tax income (loss) were as follows:

	Three Months Ended March 31,
	2025	2024
U.S.	$(11,153)	$(3,239)
Foreign	(3,954)	—
Total	$(15,107)	$(3,239)
Provision (Benefit) for Income Taxes
The components of the provision for income taxes were as follows:

Three Months Ended March 31,	2025	2024
Current taxes
U.S. state and local	$—	$100
Foreign	1,154	—
Total Current taxes	1,154	100
Deferred taxes
U.S.federal	(1,042)	30
Foreign	(729)	—
Total Deferred taxes	(1,771)	30
Provision (benefit) for income taxes	$(617)	$130
As of March 31, 2025, the Company has approximately (i) $1,670,035 of federal net operating loss carryforwards, which if not utilized will begin expiring in 2030. Of this amount, $158,663 will carryforward indefinitely.
13.    COMMITMENTS AND CONTINGENCIES
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

Ambac Financial Group, Inc.	24	First Quarter 2025 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
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
Current Litigation
Dwight Jereczek and Stanley Elliott, individually and on behalf of all others similarly situated v. MBIA Inc., Ambac Financial Group, Inc., Ambac Assurance Corporation, MBIA Insurance Corporation, and National Public Finance Guarantee Corporation (United States District Court for the District of Connecticut, filed on February 12, 2025) (the "COFINA Case"). This putative class action complaint is brought by alleged former holders of bonds issued by the Puerto Rico Sales Tax Financing Corporation (“COFINA”) allegedly insured by defendants under financial guaranty insurance policies. On behalf of themselves and all persons and entities that owned such bonds between October 19, 2018, and February 12, 2019, plaintiffs allege that, in connection with the restructuring of COFINA under Title III of the Puerto Rico Oversight, Management, and Economic Stability Act, defendants orchestrated a scheme to improperly use their role in the Title III process to alter contracts with insured COFINA bondholders, resulting in such bondholders receiving less than what they contracted for under the financial guaranty insurance policies. Plaintiffs assert claims for breach of contract, unjust enrichment, and bad faith refusal to pay first-party benefits under an insurance contract. Plaintiffs seek an unspecified amount of damages with interest thereon, disgorgement of profits, a declaratory judgment of plaintiffs’ rights and defendants’ responsibilities, and a permanent injunction against violations of law. Plaintiffs filed an amended complaint on May 6, 2025. The amended complaint includes an additional claim against Ambac for breach of the implied covenant of good faith and fair dealing, and seeks punitive damages from all defendants. On May 8, 2025, the summons and amended complaint were served on Ambac.
CQS (UK) LLP, CQS (US), LLC, Deutsche Bank Securities Inc., FFI Fund Ltd., FYI Fund Ltd., Intermarket Corporation, Deltroit Asset Management (UK) LLP, Mudrick Stressed Credit Master Fund, L.P., Olifant Fund, Ltd., Shenkman Tactical Credit Master Fund LP, Shenkman Opportunistic Credit Master Fund LP, Four Points Multi-Strategy Master Fund, Inc., Shenkman Multi-Asset Credit Select Master Fund LP, and Three Court Master, LP v. Ambac Assurance Corporation and Ambac Financial Group, Inc. (Supreme Court of the State of New York, County of New York, Index No. 651400/2025, filed March 12, 2025) (the "Surplus Note Case"). Plaintiffs, purported owners of surplus notes issued by AAC, filed a complaint alleging that AAC and AFG breached the Settlement Agreement because AAC co-invested in Cirrata V LLC, the acquisition vehicle for Beat, without approval of the OCI. Plaintiffs seek damages in an unspecified amount allegedly sustained as a result of AAC's and AFG's breaches of the Settlement Agreement. On April 7, 2025, defendants filed a motion to dismiss the claims with prejudice. In response to defendants’ motion, the plaintiffs sought leave from the court to amend their complaint, and the amended complaint was filed on April 23, 2025. On May 7, 2025, defendants again filed a motion to dismiss the claims with prejudice. Plaintiffs’ opposition to the motion to dismiss is due May 21, 2025 and defendants' reply is due on May 30, 2025. The court has scheduled oral arguments for June 5, 2025.
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

Ambac Financial Group, Inc.	25	First Quarter 2025 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
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
On January 21, 2020, the presiding Vice Chancellor entered an order consolidating the action with previously filed litigation relating to the Trusts. On February 13, 2020, AAC, the Owner Trustee, the Indenture Trustee, and other parties filed declaratory judgment counterclaims. Several parties, including Plaintiffs and AAC, filed motions for judgment on the pleadings in support of their requested judicial determinations. On August 27, 2020, the Vice Chancellor issued an opinion addressing all of the pending motions for judgment on the pleadings, which granted certain of the parties’ requested judicial determinations and denied others. He deferred judgment on still other declarations pending further factual development. The Vice Chancellor entered a series of stays to facilitate good-faith settlement discussions, the most recent of which was entered on May 2, 2023, and stayed the matter through May 5, 2023. On April 9, 2025, the Administrator filed a status report stating that certain parties continue to negotiate a resolution to some of the pending claims.
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
Impact of the AAC Sale on Litigation
AAC is involved in litigation as described above. These actual and potential cases may continue after the AAC Sale is completed. Following completion of the AAC Sale, AFG will no longer have any exposure to these matters other than those in which it is a named defendant, currently the COFINA Case and the Surplus Note Case so long as it remains a defendant.

Ambac Financial Group, Inc.	26	First Quarter 2025 Form 10-Q

Table f Contents
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
The following discussion should be read in conjunction with our consolidated financial statements in Part I, Item 1 and the matters described under Part II, Item 1A Risk Factors in this Quarterly Report and under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024. Refer to Item 1. Business and Note 1. Background and Business Description in our Annual Report on Form 10-K for the year ended December 31, 2024 for a description of our business and our key strategies to achieve our primary goal to maximize shareholder value.
Unless otherwise noted, this Management's Discussion and Analysis of Financial Condition and Results of Operations relates solely to our continuing operations and does not include the operations of the Legacy Financial Guarantee business. See "Sale of AAC" below and "Sale of Ambac Assurance Corporation" in Note 5. Discontinued Operation of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2024 for additional information about the divestiture of the Legacy Financial Guarantee business.
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
Ambac continuously evaluates, and is currently evaluating, opportunities to acquire businesses and assets for its Insurance Distribution business, and is currently in ongoing discussions to potentially acquire one or more businesses. These acquisitions may be material to our business, financial condition and operations and may involve raising capital to finance the acquisition(s). There can be no assurance, including with respect to the acquisitions under discussion, that we will agree to acquire any business or assets, obtain necessary financing or complete any acquisition in a timely manner or at all.

Ambac Financial Group, Inc.	27	First Quarter 2025 Form 10-Q

Table f Contents
OVERVIEW
AFG's subsidiaries/businesses are divided into two reportable segments with results for the three months ended March 31, 2025, and 2024, as follows:

	Three Months Ended March 31, 2025				Three Months Ended March 31, 2024
($ in thousands)	Specialty Property and Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated	Specialty Property and Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated
Premiums placed		$230,606		$230,606		$90,096		$90,096
Gross premiums written	$86,915			86,915	$96,422			96,422
Net premiums written	18,005			18,005	26,247			26,247

Total revenues	21,171	40,998	$587	62,756	29,542	17,865	$2,145	49,551
Total expenses	19,668	43,241	14,954	77,863	27,721	13,892	11,177	52,790
Pretax income (loss)	1,503	(2,243)	(14,367)	(15,107)	1,821	3,973	(9,032)	(3,239)
EBITDA(2)	1,503	12,083	(14,063)	(477)	1,821	5,122	(8,567)	(1,625)
Adjusted EBITDA	1,589	12,112	(9,988)	3,713	1,872	5,122	(5,689)	1,304
Net income (loss) attributable to Ambac shareholders	1,425	$(3,397)	$(14,172)	(16,144)	1,713	$3,152	$(8,938)	(4,070)
EBITDA attributable to Ambac shareholders	1,589	12,112	(9,988)	3,713	1,872	5,122	(5,689)	1,304
Adjusted EBITDA attributable to Ambac common stockholders	$1,589	12,112	$(9,988)	3,713	$1,872	5,122	$(5,689)	1,304

Sale of AAC
On June 4, 2024, AFG entered into a stock purchase agreement with American Acorn Corporation (the “Buyer”), a Delaware corporation owned by funds managed by Oaktree Capital Management, L.P., pursuant to which and subject to the conditions set forth therein, AFG will sell all of the issued and outstanding shares of common stock of AAC, a wholly-owned subsidiary of AFG, to Buyer for aggregate consideration of $420 in cash (the "Sale"). The terms of the Sale as contemplated by the stock purchase agreement provide that, at the closing of the Sale (the “Closing”), Buyer will acquire complete common equity ownership of AAC and all of its wholly owned subsidiaries, including Ambac UK. In connection with and pursuant to the stock purchase agreement, AFG has agreed to issue to Buyer a warrant exercisable for a number of shares of common stock, par value $0.01, of AFG representing 9.9% of the fully diluted shares of AFG’s common stock as of March 31, 2024, pro forma for the issuance of the warrant The warrant will have an exercise price per share of $18.50 with a six and a half-year term from the date of issuance and will be immediately exercisable. Payment of the exercise price may be settled, at AFG’s option, by way of a cash exercise or by net share settlement. The Buyer continues to pursue the final outstanding regulatory approval for the Sale, which would be received only after a hearing at or prior to which third parties would have an opportunity to object to the Sale. As a result, consistent with the terms of the purchase agreement, the term of the purchase agreement has been automatically extended from April 4, 2025, to July 3, 2025. Refer to Note 5. Discontinued Operation of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2024 for further details on the pending sale of AAC.
The anticipated loss on sale included within Net income (loss) from discontinued operations before tax on the Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2025 and year ended December 31, 2024, are summarized is $(14,496) and $(570,145), respectively. See Note 3. Discontinued Operation in this report on Form 10-Q for further information.
At Closing, net income will be impacted by reclassification from Accumulated Other Comprehensive Income (Loss) of net unrealized gains (losses) on available-for-sale investment securities, cumulative foreign currency translation adjustments and cumulative credit risk changes of fair value option liabilities attributable to AAC and subsidiaries, which at March 31, 2025, amounted to $(132,778).
SEC Final Rules on Climate Related Information
On March 6, 2024, the U.S. Securities and Exchange Commission (“SEC”) adopted The Enhancement and Standardization of Climate-Related Disclosures for Investors ("Final Rule"), which will require registrants to disclose extensive climate-related information in their Form 10-K annual reports and registration statements. The Final Rule was scheduled to become effective May 28, 2024; however, the SEC has voluntarily stayed the rule’s effective date pending judicial review of legal challenges. In March 2025, the SEC ended its defense of the Final Rule, though judicial review of legal challenges continues.
The compliance dates for accelerated filers for annual reports or registration statements that include financial statements for the year ending December 31 are phased in from 2026 through 2031. Depending on when the legal challenges are resolved, the compliance dates may be retained or delayed.
Ambac is reviewing the Final Rule and is currently assessing our related compliance obligations and other effects on our operations.

Ambac Financial Group, Inc.	28	First Quarter 2025 Form 10-Q

Table f Contents
CRITICAL ACCOUNTING ESTIMATES
Ambac’s Unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which require the use of material estimates and assumptions. For a discussion of Ambac’s critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Ambac’s Annual Report on Form 10-K for the year ended December 31, 2024.
Results of Operations
Consolidated Results
A summary of our financial results is shown below:

	Three Months Ended March 31,
	2025	2024
Gross premiums written	$86,915	$96,422
Net premiums written	18,005	26,247
Revenues:
Net premiums earned	$15,678	$25,579
Commission income	36,771	17,729
Servicing and other fees	4,964	—
Program fees	3,652	2,567
Net investment income	2,815	3,640
Other revenue	(1,124)	36
Expenses:
Losses and loss adjustment expenses	10,496	19,355
Policy acquisition costs	3,841	4,424
Commission expense	10,365	9,822
General and administrative expenses	38,531	17,575
Intangible amortization and depreciation	9,176	1,614
Interest expense	5,454	—
Total expenses	77,863	52,790
Provision (benefit) for income taxes from continuing operations	(617)	130
Net income (loss) from continuing operations	(14,490)	(3,369)
Net income (loss) from discontinued operations, net of income taxes	(30,247)	24,140
Net income (loss)	(44,737)	20,771
Less: net (gain) loss attributable to noncontrolling interest	(1,654)	(701)
Net income (loss) attributable to Ambac shareholders	$(46,391)	$20,070
Ambac's results for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 were impacted by the following:
•Ambac's acquisition of its interests in Beat on August 1, 2024.
•In the fourth quarter of 2024, the pending sale of AAC was determined to qualify for discontinued operations presentation, resulting in its results being reported within discontinued operations. Refer to Note 1. Background and Business Description and Note 5. Discontinued Operation of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December
31, 2024 and Note 3. Discontinued Operations to the Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further details on the pending sale and results for the three months ended March 31, 2025 and 2024.
The following paragraphs describe the consolidated results of continuing operations of Ambac and its subsidiaries for the three months ended March 31, 2025 and 2024, respectively.
Gross Premiums Written. Gross premiums written decreased $11,185 for the three months ended March 31, 2025, compared to the same period in the prior year.
The reduction is primarily driven by the non-renewal of certain programs, including the non-renewal of an assumed non-standard personal auto program, partially offset by growth in existing programs and the addition of new programs.
Net Premiums Written. Net premiums written decreased $8,243 for the three months ended March 31, 2025, compared to the same period in the prior year.
The reduction is primarily driven by the non-renewal of certain programs, including an assumed non-standard personal auto program, partially offset by growth in existing programs and the addition of new programs.
Net Premiums Earned. Net premiums earned decreased $9,901 for the three months ended March 31, 2025, compared to the same period in the prior year.
The decrease was primarily driven by the non-renewal of certain programs, including an assumed non-standard personal auto program, partially offset by growth in existing programs and the addition of new programs.
Commission Income and Commission Expense. Commission income for the three months ended March 31, 2025, was $36,771 compared to $17,729 for the three months ended March 31, 2024. Commission income included profit commissions (based on underwriting performance) of $4,691 for the three months ended March 31, 2025 and $1,182 for the three months ended March 31, 2024, respectively. The increase was primarily driven by the inclusion of profit commissions earned by Beat following the acquisition in August 2024.
For the three months ended March 31, 2025, commission expense of $10,365 compared to $9,822 in three months ended March 31, 2024, representing approximately 45% and 72% of commission income in each respective period. The decrease in commission expense relative to commission income in 2025 relative to 2024 is primarily a result of the acquisition of Beat. When third parties are paid commissions to obtain business, the majority of Beat's commission income is reported net of any distribution and commission expenses, due to the nature of its program agreements. The majority of the Insurance Distribution Segment's other MGA/Us report their commission income gross of distribution and commission expenses.
Program Fees. Program fee revenues were $3,652 and $2,567 for the three months ended March 31, 2025 and 2024,

Ambac Financial Group, Inc.	29	First Quarter 2025 Form 10-Q

Table f Contents
respectively. Program fee revenues represent the recognition of ceding commissions in excess of direct acquisition costs received from reinsurers and minimum fees received from MGA/Us until related programs reach certain levels of premium ceded. Program fees are charged as a percentage of premiums ceded to reinsurers as a component of total ceding commissions. The growth is a function of growth of business and related premiums ceded to reinsurers.
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
Net investment income decreased $825 for the three months ended March 31, 2025 compared to the prior year period due to lower Corporate short-term investment balances resulting primarily from the acquisition of Beat, partially offset by higher investment income on short-term investments at the Cirrata companies with the addition of Beat, and growth of the Everspan investment portfolio.
Servicing and Other Fees. Includes revenues earned for providing operational and administrative services to the Lloyd's syndicates managed by Beat as well as certain policy and brokerage fees.

Other Revenues. Other revenues for the three months ended March 31, 2025 of $(1,124) and 2024 of $36 includes (i) net investment gains (losses) on securities sold or called; (ii) investment impairment charges; (iii) foreign exchange gains (losses) from the Insurance Distribution segment; (iv) net gains on derivative contracts for the three months periods ended March 31, 2025, resulting from the change in fair value of FX forward contracts used to manage currency risk within the Insurance Distribution segment and (v) fair value changes on warrants to purchase equity of certain development stage companies held by AFG. The net loss for the three months ended March 31, 2025 was driven primarily by foreign exchange losses on the non-functional currency operations of Beat.

Losses and Loss Adjustment Expenses (Benefit). Loss and loss expenses incurred decreased $8,859 for the three months ended March 31, 2025, compared to the same period in the prior year.
The lower loss and loss adjustment expenses is primarily due to the shift in mix of business driven by the non-renewal of certain programs, including an assumed non-standard personal auto program in which Everspan was a reinsurer and certain commercial auto programs, partially offset by growth in existing programs and the addition of new programs.

General and Administrative Expenses (G&A). The following table provides a summary of G&A expenses for the periods presented:

	Three Months Ended March 31,
	2025	2024
Compensation	$22,887	$10,546
Non-compensation	15,644	7,140
Total G&A expenses	$38,531	$17,686
The increase in Compensation G&A expenses during the three months ended March 31, 2025, was due to higher compensation costs from a net increase in staffing from the development and growth of the Specialty Property & Casualty Insurance and Insurance Distribution segments, including the effect of Insurance Distribution acquisitions; offset by lower current year period expenses for severance and incentive compensation.
Variances in Non-Compensation G&A expenses for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, were driven by integration expenses related to the acquisition of Beat, higher Corporate segment expenses related to M&A transactions and audit fees.
Intangible Amortization and Depreciation. Intangible amortization for the three months ended March 31, 2025 and 2024, was $8,763 and $1,139, respectively. The increase in other intangible amortization for the three months ended March 31, 2025 of $7,624 related to the Beat acquisition.
Interest Expense. Interest expense for the three months ended March 31, 2025 was $5,454, related to the short-term debt used in funding the Beat acquisition, entered into during the third quarter of 2024. The company had no debt or interest expenses during the three months ended March 31, 2024.
Provision for Income Taxes. The provision for income taxes primarily relates to international operations and was $(617) for the three months ended March 31, 2025, compared to $130 for the three months ended March 31, 2024, a decrease of $747 for the quarter.

Ambac Financial Group, Inc.	30	First Quarter 2025 Form 10-Q

Table f Contents
Results of Operations by Segment

Specialty Property and Casualty Insurance
	Three Months Ended March 31,
	2025	2024
Gross premiums written	$86,915	$96,422
Net premiums written	18,005	26,247
Revenues:
Net premiums earned	$15,678	$25,579
Program fees	3,652	2,567
Investment income	1,842	1,399
Other income	(1)	(3)
Total	21,171	29,542
Expenses:
Losses and loss expenses incurred	10,496	19,355
Amortization of deferred acquisition costs, net	3,841	4,424
General and administrative expenses	5,331	3,942
Total	19,668	27,721
EBITDA	1,503	$1,821
Pretax income (loss)	$1,503	$1,139

Retention Ratio (1)	20.7%	27.2%

Loss and LAE Ratio (2)	66.9%	75.7%
Expense Ratio (3)	35.2%	22.7%
Combined Ratio (4)	102.1%	98.4%

Ambac's stockholders equity (5)	$137,241	$121,889
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
The Specialty Property and Casualty Insurance segment has grown significantly since underwriting its first program in May 2021. Twenty-six programs were authorized to issue policies as of March 31, 2025, including Everspan participating on certain programs as a reinsurer. As part of Everspan's focus on improving profitability and capital utilization, Everspan non-renewed certain programs, including a commercial auto program and an assumed non-standard personal auto program in the latter half of 2024, and a commercial auto and a general liability program in 1Q2025. The non-renewals resulted in a reduction in gross and net written premiums, net premiums earned, losses and loss expenses incurred, and a shift in Everspan's retention ratio in the three months ended March 31, 2025, compared to March 31, 2024. Partially offsetting these non-renewals are the continued growth in existing programs and addition of new programs. EBITDA and pre-tax income has decreased in the three months ended March 31, 2025 compared to March 31, 2024, primarily due to the reduction in earned premium related to the non-renewal of these programs.
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
The change in the loss ratio was driven by the shift in mix of business. The three months ended March 31, 2025, contained minimal prior period loss development of 1.1% whereas the three months ended March 31, 2024, contained prior period development of 4.4%, which was driven by a personal nonstandard auto program (through assumed reinsurance) which has since been non-renewed.
Loss and loss expenses incurred, and Everspans's associated Loss and LAE ratio, may be adversely impacted by economic and social inflation. The impact of inflation on ultimate loss reserves is difficult to estimate, particularly in light of recent disruptions to the judicial system, supply chains and labor markets. In addition, going forward, we may not be able to offset the impact of inflation on our loss costs with sufficient price increases. The estimation of loss reserves may also be more difficult during extreme events, such as a pandemic, or during the persistence of volatile or uncertain economic conditions, due to, amongst other reasons, unexpected changes in behavior of judicial decisions, claimants and policyholders, including fraudulent reporting of exposures and/or losses. Due to the inherent uncertainty underlying loss reserve estimates, the final resolution of the estimated liability for loss and loss adjustment expenses will likely be higher or lower than the related loss reserves at the reporting date. In addition, our estimate of losses and loss expenses may change. These additional liabilities or increases in estimates, or a range of either, could vary significantly from period to period.
In addition to the decrease in the Loss and LAE ratio for the three months ended March 31, 2025, compared to March 31, 2024, there was a decrease in the benefit to acquisition costs resulting from sliding scale commission arrangements with program partners. Such benefit reduced the Specialty Property and Casualty Insurance segments expense ratio by —% and (6.1)% for the three months ended March 31, 2025 and 2024, respectively. Certain Everspan programs were structured to include sliding scale commission arrangements within a loss ratio range. These sliding scale arrangements help mitigate losses, protect underwriting results and limit earnings volatility.
General and administrative costs were higher for the three months ended March 31, 2025, relative to the three months ended March 31, 2024, due to impact of changes in short term incentive accruals and performance on long term incentive compensation

Ambac Financial Group, Inc.	31	First Quarter 2025 Form 10-Q

Table f Contents

Insurance Distribution
	Three Months Ended March 31,
	2025	2024
Premiums placed	$230,606	$90,096

Commission income	$36,771	$17,729
Commission expense	10,365	9,822
Net commissions	26,406	7,907
Servicing and other fees	4,964	—
Investment income	376	50
Other revenue	(1,113)	86
Expenses:
General and administrative expenses	18,550	2,921
EBITDA	12,083	5,122
Interest expense	5,454	—
Depreciation	109	10
Intangible amortization	8,763	1,139
Pretax income (loss)	$(2,243)	$3,973

Ambac's stockholders equity (1)	$274,472	$105,565
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
The Insurance Distribution segment placed premiums for its carriers of approximately $230,606 for the three months ended March 31, 2025, up $140,510 or 156%, respectively, as compared to the three months ended March 31, 2024. Higher premiums placed were mostly driven by the acquisition of Beat effective July 31, 2024. The increase in premiums placed and changes to the mix of business written led to the growth in commission income and commission expense of 107% and 6%, respectively.
Business underwritten within our Insurance Distribution business can be seasonal which may result in revenue and earnings concentrations in the first half of the calendar year. As the Insurance Distribution business grows, we make additional acquisitions and launch additional de novo underwriting units, revenue and earnings concentrations may increase or may shift, perhaps meaningfully.
G&A expenses for the three months ended March 31, 2025, increased $15,629 as a result of the Beat acquisition in the third quarter of 2024.
Corporate
Corporate consists of our holding company and shared services operations ("Corporate"). Corporate provides financial, technological and human resources to Ambac's two segments and is responsible for the function of AFG as a publicly traded company.
Corporate revenues totaled $587 and $2,145 for the three months ended March 31, 2025 and 2024, respectively. Corporate revenue is mostly generated from investment of AFG's liquid resources and investment results from its previously made strategic investments, including certain minority investments in MGA/Us and an insurtech fund. Investment revenues comprised of net investment income and net investment gains (losses), including impairments were $597 and $2,192 in 2025 and 2024, respectively. The decline from 2024 to 2025 is attributable to the use of liquid resources for the acquisition of Beat.
As a result of the Company reporting the results of operations of AAC as discontinued operations, certain corporate costs charged to AAC have been reported in Net income from continuing operations and included in Corporate expenses for all years presented. Corporate expenses were $14,650 and 10,712 for the three months ended March 31, 2025 and 2024, respectively, up $3,777. Corporate expenses for the three months ended March 31, 2025 and 2024, included compensation expenses of $5,844 and $6,490 and non-compensation $8,806 and 4,222, respectively. The increase in non-compensation corporate expenses is mainly related to higher expenses related to corporate development and audit fees.
LIQUIDITY AND CAPITAL RESOURCES
Holding Company Liquidity
AFG is organized as a legal entity separate and distinct from its operating subsidiaries. AFG's liquidity is primarily dependent on its net assets, excluding the operating subsidiaries that it owns, totaling $104,431 as of March 31, 2025, and secondarily on investment income, distributions, tax and expense sharing payments from its operating subsidiaries and third party capital (e.g. from credit facilities and equity issuance).

	March 31, 2025	December 31, 2024
Cash and short-term investments	$53,726	$74,423
Other investments (1)	29,487	28,117
Other net (liabilities) assets	21,218	16,674
Total	$104,431	$119,214
(1)Includes strategic minority investments in insurance services businesses of $20,618 at March 31, 2025 and December 31, 2024..
The decrease in AFG net assets, excluding its equity investments in subsidiaries, during the first quarter of 2025 was driven primarily by net cash outflows from operating and interest expenses in addition to treasury stock purchases, partially offset by interest income and net distributions received from subsidiaries.
•Effective July 31, 2024, AFG closed the acquisition of a 60% controlling interest in Beat. In connection with the acquisition, Cirrata incurred $150,000 of debt maturing in

Ambac Financial Group, Inc.	32	First Quarter 2025 Form 10-Q

Table f Contents
364 days funded by a global bank (the "Credit Facility"). Repayment of debt under the Credit Facility is guaranteed by AFG. AFG is required to repay this debt upon the closing of the sale of AAC or otherwise refinance such short-term debt with longer-term debt. AFG may seek to extend the term of the Credit Facility as a precautionary measure in the event there were delays in the closing of the sale of AAC.
•If AFG were to not sell AAC, its ability to receive dividends from AAC and the timing of any such potential dividends would depend on regulatory approval and the satisfaction of certain obligations senior to AFG's equity interest (e.g. surplus notes).
•Subject to the satisfaction of the conditions required for the sale of AAC as described in Note 5. Discontinued Operation in the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, AFG will receive $420,000 of proceeds at closing less applicable legal, advisory and other expenses incurred in connection with the Sale.
•Everspan's ability to make future dividend payments will mostly depend on its future profitability relative to its capital needs to support growth. Everspan is not expected to pay dividends in 2025. Everspan does make tax payments to AFG in accordance with a Tax Sharing Agreement. For the three months ended March 31, 2025, Everspan paid $1,736 of tax payments to AFG.
•Cirrata does not have any regulatory restrictions on its ability to make distributions. AFG received distributions from Cirrata of $3,118 and $2,850 during the three months ended March 31, 2025 and 2024, respectively.
AFG's principal uses of liquidity are: (i) the payment of G&A expenses, including costs to explore opportunities to grow and diversify Ambac, (ii) making capital investments to acquire, grow and/or capitalize new and/or existing businesses, including through the acquisition of noncontrolling interests as a result of the exercise of outstanding puts and/or calls, and (iii) making investments in technology and other operational infrastructure to improve the operational effectiveness and efficiency of our business and to support its growth. Funding puts, calls and other capital commitments could require payments from AFG, the magnitude of which will ultimately depend on the performance of the underlying businesses, whether or not the puts or calls are exercised, FX rates and other considerations of approximately $350,000 through 2030. AFG seeks to fund these potential puts and calls from internal resources, but may seek to raise additional short-term or long-term funding or capital sources depending on a number of considerations, including distribution levels from subsidiaries, the potential for additional acquisitions, other capital investment demands, and other considerations. AFG may also provide short-term financial support, primarily in the form of loans, to its operating subsidiaries to support their operating requirements.
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
Insurance Distribution
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
Cash Held at Banks
Ambac maintains cash and investment accounts, including premium trust accounts, at depository institutions in amounts in excess of the limits insured by the FDIC and in countries other than the U.S. Ambac's cash balances held at banks were $51,660 as of March 31, 2025, including cash of Ambac's insurance distribution subsidiaries held in regional banks of $37,538 as of March 31, 2025.

Ambac Financial Group, Inc.	33	First Quarter 2025 Form 10-Q

Table f Contents
Consolidated Cash Flow Statement Discussion
The following table summarizes the net cash flows for the periods presented.

Three Months Ended March 31,	2025	2024
Cash provided by (used in):
Operating activities	$(12,612)	$7,071
Investing activities	21,339	(272)
Financing activities	(5,436)	(1,332)
Foreign exchange impact on cash and cash equivalents	225	(104)
Net cash flow	$3,516	$5,363
Operating Activities for Continuing Operations
Operating cash flows during the three months ended March 31, 2025 and 2024, was $(12,612) and $7,071, respectively. Operating cash flows for the three months ended March 31, 2025 were adversely impacted by G&A expenses paid and interest on short-term borrowing, partially offset by cash collections from both the specialty P&C and insurance distribution businesses.
Future operating flows will primarily be impacted by net premium collections, commission and fee income and investment income receipts, G&A expenses, commission expenses, net claim and loss expense payments and interest payments on debt.
Investing Activities for Continuing Operations
Investing activities for the three months ended March 31, 2025 were primarily driven by changes in short-term investments.
Future investing cash flows will be primarily dependent on the sale of AAC, potential acquisitions, the exercise of puts and calls related to non-controlling interests and the purchase and sale of securities.
Financing Activities for Continuing Operations
Financing activities for the three months ended March 31, 2025, included purchases of common stock held in treasury of $3,122.
Future financing cash flows will be primarily impacted by paydowns and maturities of debt, new borrowings, capital management activity and distribution to noncontrolling interests.
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
BALANCE SHEET
Total assets increased by $194,904 from December 31, 2024, to $8,253,282 at March 31, 2025, primarily due to the increase in reinsurance recoverables associated with the growth of in the specialty P&C businesses and the increase in Assets held-for-sale as further described below.
Total liabilities increased by approximately $178,960 from December 31, 2024, to $7,041,817 as of March 31, 2025, primarily due to increase in loss and loss adjustment expense reserve and ceded premium payables from the specialty P&C businesses and liabilities held-for-sale as further described below.
As of March 31, 2025, total Ambac Financial Group stockholders’ equity was $852,221, compared with total stockholders’ equity of $856,906 at December 31, 2024. The increase is primarily driven by foreign currency translation gains of $36,220, unrealized fixed maturity securities gains of $18,606, offset by net loss of $44,737 and the retained earnings impact from the revaluation of NCI as described in Note 1. Background and Business Description
Discontinued Operation:
Assets and Liabilities Held-for-Sale. Assets held-for-sale increased to $6,392,004 at March 31, 2025, from $6,267,200 as December 31, 2024. The increase is primarily due to the impact of exchange rates as the British Pound Sterling strengthened during the three months ended March 31, 2025 driving an increased value in British Pound Sterling assets partially offset by an increase in the valuation allowance for the loss on disposal of AAC of $14,496. Liabilities held-for-sale increased to $6,003,908 at March 31, 2025, from $5,887,685 as December 31, 2024, primarily due to a the impact of exchange rates on balances denominated in British Pound Sterling.
Continuing Operations:
The following discusses changes in assets, liabilities and stockholders' equity, excluding assets and liabilities held-for-sale related to the pending sale of AAC, as of March 31, 2025, compared to December 31, 2024.

Ambac Financial Group, Inc.	34	First Quarter 2025 Form 10-Q

Table f Contents
Investment Portfolio
Ambac's investment portfolio is managed under established guidelines designed to meet the investment objectives of Everspan Group, each of the Insurance Distribution business units and AFG. Refer to "Description of the Business – Investments and Investment Policy" located in Part I. Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, for further description of Ambac's investment policies and applicable regulations.
The following table summarizes the composition of Ambac’s investment portfolio, at carrying value at March 31, 2025 and December 31, 2024:

	March 31, 2025				December 31, 2024
	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consolidated	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consolidated

Fixed maturity securities	$160,120	$—	$1,449	$161,569	$157,020	$—	$—	$157,020
Short-term	31,675	28,693	41,241	101,609	35,727	27,435	64,439	127,601
Other investments	—	176	28,038	28,214	—	176	28,117	28,293
Total investments	$191,795	$28,869	$70,728	$291,392	$192,247	$27,611	$92,556	$312,914

Ambac invests in various asset classes in its fixed maturity securities portfolio. Refer to Note 4. Investments to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for information about fixed maturity securities and other investments by asset class.
The following charts provide the ratings distribution of the fixed maturity investment portfolio based on fair value at March 31, 2025 and December 31, 2024. Ratings represent the lower of ratings provided by S&P or Moody's when ratings are available from both agencies.

Ambac Financial Group, Inc.	35	First Quarter 2025 Form 10-Q

Table f Contents
Premium Receivables
Ambac's premium receivables increased to $64,563 at March 31, 2025, from $57,222 at December 31, 2024. The increase is primarily due to growth in the Specialty P&C Insurance Segment, including receivables related to the programs where Everspan participates as a reinsurer.
Reinsurance Recoverable on Paid and Unpaid Losses
Ambac has reinsurance in place pursuant to surplus share treaty and facultative agreements. To minimize its exposure to losses from reinsurers, Ambac (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties under certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised in the event of rating agency downgrades of a reinsurer (among other events and circumstances). Those reinsurance counterparties that do not currently post collateral are well capitalized, highly rated, authorized capacity providers. Ambac benefited from letters of credit and collateral amounting to approximately $67 from its reinsurers at March 31, 2025.  Additionally, while legacy liabilities from the recent Specialty P&C acquisitions were fully ceded to certain reinsurers, Everspan also benefits from an unlimited, uncapped indemnity from the respective sellers to mitigate any residual risk to these reinsurers. As of March 31, 2025 and December 31, 2024, reinsurance recoverable on paid and unpaid losses were $351,110 and $306,191, respectively primarily due to growth in the Specialty P&C Insurance Segment.
Intangible Assets, net of Accumulated Depreciation
Intangible assets primarily include (i) intangible assets established as part of acquisitions in the Insurance Distribution business of $333,848 at March 31, 2025 and (iii) indefinite-lived intangible assets in the Specialty P&C business as part of its acquisitions of $11,213 at March 31, 2025.
As of March 31, 2025 and December 31, 2024, intangible assets were $345,061 and $344,775, respectively. The increase is driven by foreign exchange rates (appreciation of the British pound), partially offset by amortization of $8,763.
Goodwill
As of March 31, 2025 and December 31, 2024, goodwill totaled $429,314 and $418,234 respectively. The increase is primarily driven by foreign exchange rates (appreciation of the British pound). All of the goodwill was assigned to the Insurance Distribution segment.
Liabilities
Loss and Loss Adjustment Expense Reserves
Loss and loss adjustment expense reserves are estimates of the ultimate liability for unpaid losses and loss expenses for claims that have been reported and claims that have been incurred, but not yet reported as of the balance sheet date.
Loss and loss adjustment expense reserves by line of business were as follows as of March 31, 2025 and December 31, 2024

	March 31, 2025		December 31, 2024
Line	Gross	Net	Gross	Net
Commercial auto	$155,383	$27,608	$158,472	$28,720
Excess liability	65,845	9,070	50,248	6,571
General liability	44,208	9,051	35,211	8,286
Workers compensation	14,602	14,602	14,465	14,465
Non-standard personal auto	9,149	8,753	12,689	12,185
Professional Liability	23,373	1,812	17,698	1,807.00
Surety	10,558	—	11,217	6.00
Unallocated loss adjustment expense reserves	13,159	6,491	12,238	6,578
Other (1)	36,828	798	36,826	363
Loss and Loss Expense Reserves	$373,105	$78,185	$349,064	$78,980
(1)Includes $34,724 and $0 loss and loss expense reserves on a gross and net of reinsurance basis at March 31, 2025 and $35,146 and $0 loss and loss expense reserves on a gross and net of reinsurance basis at December 31, 2024 related to legacy liabilities obtained from the acquisitions of Providence Washington Insurance Company, Greenwood Insurance Company and Consolidated Specialty Insurance Company. All legacy liabilities remain obligations of affiliates of the sellers through reinsurance.
The process for determining the level of loss and loss adjustment reserves is subject to certain estimates and judgments. Refer to the "Critical Accounting Policies and Estimates" and “Results of Operations” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations, in addition to Basis of Presentation and Significant Accounting Policies and Loss Reserves sections included in Note 2. Basis of Presentation and Significant Accounting Policies and Note 8. Insurance Contracts, respectively, of the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, for further information on loss and loss expenses.
Short and Long-term Debt
Ambac borrowed under a short-term credit facility to provide partial funding of the acquisition of Beat in 2024. The carrying value of this short term debt is $150,000 as of March 31, 2025 and December 31, 2024.
Commission Payable
Commission payables are commissions due to sub producers for placing insurance contracts on behalf of the MGAs and amounts due to UK Syndicates that provide advanced commissions to fund short term liquidity needs for MGAs. The commission payable at March 31, 2025 and December 31, 2024 was $81,017 and $71,431. The increase is primarily due to higher advance commissions due to Syndicates.
Redeemable Noncontrolling Interest (NCI)
The minority equity interests of Beat's majority owned MGA/Us were classified within nonredeemable NCI at December 31, 2024. During the three months ended March 31, 2025, Ambac entered into put options on certain of these minority interests that are embedded in the underlying equity instruments. As a result, the minority interests were reclassified from nonredeemable to redeemable and remeasured at fair value including the put options, increasing redeemable NCI by $42,180. Other changes to redeemable NCI during the quarter relate primarily to allocation of results to the minority interests, revaluation to redemption value where applicable, reclassification of certain

Ambac Financial Group, Inc.	36	First Quarter 2025 Form 10-Q

Table f Contents
interests to nonredeemable due to the expiration of related put options, and the impact of foreign currency translation.
ACCOUNTING STANDARDS
Please refer to Note 1. Business and Basis of Presentation to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for a discussion of new accounting pronouncements and the potential impact on Ambac’s financial condition and results of operations.
U.S. STATUTORY BASIS FINANCIAL RESULTS
AFG's U.S. insurance subsidiaries prepare financial statements under accounting practices prescribed or permitted by its domiciliary state regulator (“SAP”) for determining and reporting the financial condition and results of operations of an insurance company. The National Association of Insurance Commissioners (“NAIC”) Accounting Practices and Procedures manual (“NAIC SAP”) is adopted as a component of prescribed practices by each domiciliary state. For further information, see "Everspan Indemnity Insurance Company," in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 9. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Everspan Indemnity Insurance Company
Everspan Indemnity Insurance Company’s statutory policyholder surplus was $125,672 at March 31, 2025, as compared to $125,202 at December 31, 2024. The increase in surplus was net income at Everspan Indemnity Insurance Company, including its subsidiaries, of $492 during the three months ended March 31, 2025.
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
Beginning December 31, 2024, Ambac replaced the non-GAAP measure Adjusted Net Income with new non-GAAP measures Adjusted Net Income and Adjusted Net Income Margin and added Adjusted EBITDA and Adjusted EBITDA Margin to better align with other participants in the Property & Casualty insurance industry, including insurance carriers and other peers in the insurance distribution business.
The following paragraphs define each non-GAAP financial measure. A tabular reconciliation of the non-GAAP financial measure and the most comparable GAAP financial measure is also presented below.
EBITDA — EBITDA is net income (loss) before interest expense, income taxes, depreciation and amortization of intangible assets.
Adjusted EBITDA and Adjusted EBITDA Margin — We define Adjusted EBITDA as net income (loss) from continuing operations before interest expense, income taxes, depreciation, amortization of intangible assets, change in fair value of contingent consideration and certain items of income and expense, including share-based compensation expense, acquisition and integration related expenses, severance, and other exceptional or non-recurring items, including those related to raising capital. We believe that adjusted EBITDA is an appropriate measure of operating performance because it eliminates the impact of income and expenses that may obfuscate business performance, and that the presentation of this measure enhances an investor's understanding of our financial performance.

Ambac Financial Group, Inc.	37	First Quarter 2025 Form 10-Q

Table f Contents

	Three Months Ended March 31, 2025				Three Months Ended March 31, 2024
	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated
Net income (loss) (Continuing Operations)	$1,425	$(1,743)	$(14,172)	$(14,490)	$1,715	$3,855	$(8,938)	$(3,369)
Adjustments:
Add: Interest expense	—	5,454	—	5,454	—	—	—	—
Add: Income tax expense	78	(500)	(195)	(617)	106	118	(93)	131
Add: Depreciation	—	109	304	413	—	10	462	472
Add: Intangible amortization	—	8,763	—	8,763	—	1,139	—	1,139
EBITDA	1,503	12,083	(14,063)	(477)	1,821	5,122	(8,569)	(1,627)
Add: Impact of noncontrolling interests	—	(5,000)	—	(5,000)	—	(920)	—	(920)
Ambac EBITDA	1,503	7,083	(14,063)	(5,477)	1,821	4,202	(8,569)	(2,547)
Net income margin	6.7%	(4.3)%	(2414.3)%	(23.1)%	5.8%	21.6%	(416.9)%	(6.8)%
Net income margin to Ambac shareholders	6.7%	(8.3)%	(2414.3)%	(25.7)%	5.8%	17.6%	(416.9)%	(8.2)%
EBITDA margin	7.1%	29.5%	(2395.7)%	(0.8)%	6.2%	28.7%	(399.7)%	(3.3)%
EBITDA margin to Ambac shareholders	7.1%	17.3%	(2395.7)%	(8.7)%	6.2%	23.5%	(399.7)%	(5.1)%
Add: Acquisition and integration related expenses	—	—	682	682	—	—	569	569
Add: Equity-based compensation expense	86	—	1,574	1,660	51	—	2,129	2,180
Add: Change in fair value of contingent considerations	—	—	—	—	—	—	—	—
Add: Restructuring related expense	—	—	—	—	—	—	—	—
Add: Severance and restructuring expense	—	29	1,819	1,848	—	—	134	134
Add: Other non-operating (income) losses	—	—	—	—	—	—	48	48
Adjusted EBITDA	$1,589	$12,112	$(9,988)	$3,713	$1,872	$5,122	$(5,689)	$1,304
Adjusted EBITDA attributable to Ambac shareholders	$1,589	$7,112	$(9,988)	$(1,287)	$1,872	$4,202	$(5,689)	$384
Adjusted EBITDA Margin	7.5%	29.5%	(1701.5)%	5.9%	6.3%	28.7%	(265.3)%	2.6%
Adjusted EBITDA Margin to Ambac shareholders	7.5%	17.3%	(1701.5)%	(2.1)%	6.3%	23.5%	(265.3)%	0.8%

Organic Revenue Growth & Rate (Insurance Distribution Only.) — Organic revenue is based on commissions and fees for the relevant period by excluding (i) the first twelve months of commissions and fees generated from acquisitions and (ii) commissions and fees from divestitures (iii) and other items such as contingent commissions and the impact of changes in foreign exchange rates.
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
Organic revenue growth rate to Total revenue growth rate, the most directly comparable GAAP measure, for each of the periods indicated is as follows (in percentages):

Three Months Ended March 31,	2025	2024	% Growth
Total Insurance Distribution revenue & growth percentage (1)	$40,998	$17,865	129.5%
Less: Acquired revenues	(19,971)
Less: Profit commission and contingent commission income	(4,691)	(1,182)
Total Organic Revenue & Growth Percentage	$16,336	$16,683	(2.1)%

(1)Total Insurance Distribution revenue includes investment income.
Adjusted Net Income and Adjusted Net Income Margin — We define Adjusted net income as net income (loss) from continuing operations attributable to Ambac adjusted for amortization of intangible assets, change in fair value of contingent consideration and certain items of income and expense, including share-based compensation expense, acquisition and integration related expenses, severance and non-recurring income and loss items that, in the opinion of management, significantly affect the period-over-period assessment of operating results, and the related tax effect of those adjustments. Per share amounts exclude any impact of revaluing non-controlling interests as otherwise reported under GAAP earnings per share. We believe that adjusted net income is an appropriate measure of operating performance because it eliminates the impact of income and expenses that may obfuscate business performance.

Ambac Financial Group, Inc.	38	First Quarter 2025 Form 10-Q

Table f Contents

	Three Months Ended March 31,
	2025				2024
	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated
Net income (loss) (Continuing Operations)	$1,425	$(1,743)	$(14,172)	$(14,490)	$1,715	$3,782	$(8,976)	$(3,479)
Adjustments:
Add: Acquisition and integration related expenses	—	—	682	682	—	—	569	569
Add: Intangible amortization	—	8,763	—	8,763	—	1,139	—	1,139
Add: Equity-based compensation expense	86	—	1,574	1,660	51	—	2,129	2,180
Add: Change in fair value of contingent considerations	—	—	—	—	—	—	—	—
Add: Restructuring related expense	—	—	—	—	—	—	—	—
Add: Severance and restructuring expense	—	29	1,819	1,848	—	—	134	134
Add: Other non-operating (income) losses	—	—	—	—	—	—	48	48
Gain on sale of CNIC	—	—	—	—	—	—	—	—
Write-down of Majesco	—	—	—	—	—	—	—	—
(Gains) losses related to minority interest strategy	—	—	—	—	—	—	48	48
{describe}	—	—	—	—	—	—	—	—
{describe}	—	—	—	—	—	—	—	—
Adjusted net income (loss) before tax and NCI	1,511	7,049	(10,097)	(1,537)	1,766	4,921	(6,096)	591
Income tax effects	—	—	—	—	—	—	—	—
Adjusted net income (loss) before NCI	1,511	7,049	(10,097)	(1,537)	1,766	4,921	(6,096)	591
Net (income) loss attributable to noncontrolling interest	—	(4,500)	—	(4,500)	—	(920)	—	(920)
Adjusted net income (loss) attributable to common shareholders	$1,511	$2,549	$(10,097)	$(6,037)	$1,766	$4,001	$(6,096)	$(329)

(1)Other non-operating expense includes one time add-backs related to gain on sale of CNIC, partially offset by losses related to minority interest strategy and write down of certain capitalized software. costs.

	Three Months Ended March 31,
	2025				2024
	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated
Net income (loss) margin	6.7%	(4.3)%	(2414.3)%	(23.1)%	5.8%	21.2%	(418.7)%	(7.0)%
Adjusted Net income (loss) attributable to Ambac stockholders margin	7.1%	17.2%	(1720.1)%	(2.4)%	6.0%	27.5%	(284.3)%	1.2%

Item 3.    Quantitative and Qualitative Disclosure About Market Risk
As of March 31, 2025, there are no material changes in the market risks that the Company is exposed to compared to December 31, 2024.
Item 4.     Controls and Procedures
In connection with the preparation of this first quarter Form 10-Q, an evaluation was carried out by Ambac’s management, with the participation of Ambac’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Ambac’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on its evaluation, Ambac’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, Ambac’s disclosure controls and procedures were effective.
Under guidelines established by the SEC, companies are permitted to exclude certain acquisitions from their first assessment of internal control over financial reporting following the date of acquisition. Based on those guidelines, management’s assessment of the effectiveness of Ambac Financial Group Inc.'s internal control over financial reporting at March 31, 2025, excluded certain processes of Beat Capital Partners Limited which were not integrated into the Company’s existing internal control over financial reporting environment at March 31, 2025. The excluded Beat Capital Partners Limited processes represented approximately 7% of the Company’s total assets at March 31, 2025 and approximately 40% of the Company’s total revenue for the three months ended March 31, 2025. Management is progressing its efforts to incorporate Beat into Ambac's program for internal control over financial reporting and expects Beat to be in the scope of management's assessment beginning within the third quarter of 2025.
Effective January 1, 2025, Ambac Financial Group, Inc. changed the general ledger and consolidation system and certain related processes used for a substantial portion of its continuing operations. As part of its implementation, the Company evaluated the impact of this new system on its internal control over financial reporting and made changes to controls and procedures where necessary. There were no other changes in our internal control over financial reporting during the first quarter of 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Ambac Financial Group, Inc.	39	First Quarter 2025 Form 10-Q

Table f Contents

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
Please refer to Note 13. Commitments and Contingencies of the Unaudited Consolidated Financial Statements located in Part I, Item 1 in this Form 10-Q and Note 19: Commitments and Contingencies in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion on legal proceedings against Ambac and its subsidiaries.
Item 1A.    Risk Factors
You should carefully consider the risk factors set forth in the “Risk Factors” section, Item 1A to Part I in our Annual Report on Form 10-K for the year ended December 31, 2024, which is hereby incorporated by reference. These important factors may cause our actual results to differ materially from those indicated by our forward-looking statements, including those contained in this report. Please also see the section entitled “Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995” in this quarterly report on Form 10-Q. There have been no material changes to the risk factors we have disclosed in the “Risk Factors” section of our aforementioned Annual Report on Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a)    Unregistered Sales of Equity Securities — No matters require disclosure.
(b)    Purchases of Equity Securities By the Issuer and Affiliated Purchasers
When restricted stock unit awards issued by Ambac vest or settle, they become taxable compensation to employees. Shares may be withheld to cover the employee's portion of withholding taxes. In the first quarter of 2025, Ambac purchased shares from employees that settled restricted stock units to meet employee tax withholdings.

	Jan-2025	Feb-2025	Mar-2025	First Quarter 2025
Total Shares Purchased (1)	—	—	173,424	173,424
Average Price Paid Per Share	$—	$—	$9.26	$9.26
Total Number of Shares Purchased as Part of Publicly Announced Plan	—	—	264,791	264,791
Maximum Dollar Value That may Yet be Purchased Under the Plan	$—	$—	$—	$35,179
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
The following table shows shares repurchased by year.

($ in thousands, except per share)	Year Ended December 31,			YTD 2025
	2022	2023	2024
Shares repurchased	1,605,316	325,068	937,141	264,791
Total cost	$14.2	$4.5	$11.7	$3.1
Average purchase price per share	$8.86	$13.88	$12.48	$11.79
Unused authorization amount				$35,179
Item 3.    Defaults Upon Senior Securities — No matters require disclosure.
Item 5.    Other Information — In the last fiscal quarter, none of our directors or executive officers adopted, terminated, or modified any Rule 10b5-1 trading arrangement, or any non-Rule 10b5-1 trading arrangement. No other matters require disclosure.

Ambac Financial Group, Inc.	40	First Quarter 2025 Form 10-Q

Table f Contents
Item 6.    Exhibits

Exhibit Number	Description
Other exhibits, filed or furnished, as indicated:
31.1+	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.
31.2+	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.
32.1++	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags or embedded within the Inline XBRL document

+ Filed herewith. ++ Furnished herewith.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBAC FINANCIAL GROUP, INC.

Dated:	May 12, 2025	By:	/s/ DAVID TRICK
		Name:	David Trick
		Title:	Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

Ambac Financial Group, Inc.	41	First Quarter 2025 Form 10-Q