Form 10-Q
period 2025-06-30
AMBAC FINANCIAL GROUP INC
filed 2025-08-07
CIK 874501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025

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
As of August 5, 2025, 46,401,736 shares of common stock, par value $0.01 per share, of the Registrant were outstanding.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995					1

Item Number		Page	Item Number		Page
PART I. FINANCIAL INFORMATION			PART I (CONTINUED)
1	Unaudited Consolidated Financial Statements of Ambac Financial Group, Inc. and Subsidiaries			U.S. Insurance Statutory Basis Financial Results	41
	Consolidated Balance Sheets (Unaudited)	2		Non-GAAP Financial Measures	41
	Consolidated Statements of Total Comprehensive Income (Loss) (Unaudited)	3	3	Quantitative and Qualitative Disclosures About Market Risk	44
	Consolidated Statements of Stockholders' Equity (Unaudited)	5	4	Controls and Procedures	44
	Consolidated Statements of Cash Flows (Unaudited)	6
	Notes to Unaudited Consolidated Financial Statements	7	PART II. OTHER INFORMATION
2	Management's Discussion and Analysis of Financial Condition and Results of Operations	31	1	Legal Proceedings	45
	Overview	32	1A	Risk Factors	45
	Critical Accounting Policies and Estimates	33	2	Unregistered Sales of Equity Securities and Use of Proceeds	47
	Results of Operations	33	3	Defaults Upon Senior Securities	47
	Liquidity and Capital Resources	37	5	Other Information	48
	Balance Sheet	39	6	Exhibits	47
	Accounting Standards	41	SIGNATURES		48

Ambac Financial Group, Inc.	i	Second Quarter 2025 Form 10-Q

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

Ambac Financial Group, Inc.	1	Second Quarter 2025 Form 10-Q

PART I.    FINANCIAL INFORMATION
Item 1.     Unaudited Financial Statements of Ambac Financial Group, Inc. and Subsidiaries
AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	December 31,
(Dollars in thousands, except share data) (June 30, 2025 (Unaudited))	2025	2024
Assets:
Investments:
Fixed maturity securities - available-for-sale, at fair value (amortized cost of $163,183 and $162,124)	$161,335	$157,020
Short-term investments, at fair value (amortized cost of $102,719 and $127,588)	102,720	127,601
Other investments (includes $7,486 and $7,499 at fair value)	28,193	28,294
Total investments (net of allowance for credit losses of $0 and $0)	292,248	312,915
Cash and cash equivalents (including $23,841 and $17,669 of restricted cash)	46,383	47,275
Premium receivables (net of allowance for credit losses of $200 and $142)	71,875	57,222
Commission and fees receivable	72,619	55,377
Reinsurance recoverable on paid and unpaid losses (net of allowance for credit losses of $100 and $100)	376,445	306,191
Deferred ceded premium	155,582	148,300
Policy acquisition costs	9,407	8,572
Intangible assets, less accumulated amortization	353,904	344,775
Goodwill	451,808	418,234
Other assets	99,698	92,317
Assets held-for-sale	6,592,417	6,267,200
Total assets	8,522,386	8,058,378
Liabilities and Stockholders’ Equity:
Liabilities:
Unearned premiums	$191,060	$182,446
Loss and loss adjustment expense reserves	383,969	349,062
Ceded premiums payable	90,557	53,002
Deferred program fees and reinsurance commissions	7,346	7,500
Commissions payable	96,875	71,431
Deferred taxes	72,003	70,135
Short-term debt	150,000	150,000
Accrued interest payable	2,944	2,560
Other liabilities	95,900	89,036
Liabilities held-for-sale	6,213,024	5,887,685
Total liabilities	7,303,678	6,862,857
Commitments and contingencies (See Note 13)
Redeemable noncontrolling interest	190,347	140,860
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 20,000,000 shares authorized shares; issued and outstanding shares—none	—	—
Common stock, par value $0.01 per share; 130,000,000 shares authorized; issued shares: 48,875,167 and 48,875,167	489	489
Additional paid-in capital	347,939	331,007
Accumulated other comprehensive income (loss)	(66,013)	(188,436)
Retained earnings	607,548	742,185
Treasury stock, shares at cost: 2,475,146 and 2,368,194	(30,124)	(28,339)
Total Ambac Financial Group, Inc. stockholders’ equity	859,839	856,906
Nonredeemable noncontrolling interest	168,522	197,755
Total stockholders’ equity	1,028,361	1,054,661
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$8,522,386	$8,058,378

See accompanying Notes to Unaudited Consolidated Financial Statements

Ambac Financial Group, Inc.	2	Second Quarter 2025 Form 10-Q

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share data)	2025	2024	2025	2024
Revenues:
Commissions	$30,322	$13,221	$67,093	$30,950
Servicing and other fees	4,472	—	9,436	—
Net premiums earned	16,203	27,054	31,881	52,633
Program fees	3,497	3,328	7,149	5,895
Investment income	2,609	3,763	5,424	7,403
Other	(2,146)	3,671	(3,270)	3,707
Total revenues and other income	54,957	51,037	117,713	100,588
Expenses:
Commissions	7,403	7,888	17,768	17,710
Losses and loss adjustment expenses	10,978	23,024	21,474	42,379
Policy acquisition costs	3,699	5,399	7,540	9,823
General and administrative	40,540	27,861	79,071	45,436
Intangible amortization and depreciation	9,741	1,614	18,917	3,228
Interest	5,570	—	11,024	—
Total expenses	77,931	65,786	155,794	118,576
Pretax income (loss) from continuing operations	(22,974)	(14,749)	(38,081)	(17,988)
Provision (benefit) for income taxes from continuing operations	(2,172)	(30)	(2,789)	100
Net income (loss) from continuing operations	(20,802)	(14,719)	(35,292)	(18,088)
Net income (loss) from discontinued operations, net of tax (including loss on disposal of $52,960 and $67,456 three and six months ended June 30, 2025)	(52,151)	14,182	(82,398)	38,322
Net income (loss)	(72,953)	(537)	(117,690)	20,234
Net (gain) loss attributable to noncontrolling interest	254	(213)	(1,400)	(914)
Net income (loss) attributable to shareholders	$(72,699)	$(750)	$(119,090)	$19,320
Net income (loss) attributable to shareholders
Continuing operations	$(20,548)	$(14,932)	(36,692)	(19,002)
Discontinued operations	(52,151)	14,182	(82,398)	38,322
Total	$(72,699)	$(750)	(119,090)	19,320

Net income (loss) from continuing operations per share attributable to shareholders
Basic	$(0.45)	$(0.33)	$(1.03)	$(0.42)
Diluted	$(0.45)	$(0.33)	$(1.03)	$(0.42)
Net income (loss) from discontinued operations per share attributable to shareholders
Basic	$(1.08)	$0.31	$(1.73)	$0.83
Diluted	$(1.08)	$0.31	$(1.73)	$0.83
Net income (loss) per share attributable to shareholders
Basic	$(1.54)	$(0.02)	$(2.75)	$0.42
Diluted	$(1.54)	$(0.02)	$(2.75)	$0.42
Weighted average number of common shares outstanding:
Basic	48,116,503	46,209,250	47,738,050	46,019,145
Diluted	48,116,503	46,209,250	47,738,050	46,019,145

See accompanying Notes to Unaudited Consolidated Financial Statements

Ambac Financial Group, Inc.	3	Second Quarter 2025 Form 10-Q

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share data)	2025	2024	2025	2024
Net income (loss)	$(72,953)	$(537)	$(117,690)	$20,234
Unrealized gains (losses) on securities, net of income tax provision (benefit) of $503, $(197), $1,148, and $414	(4,647)	3,870	13,959	(3,147)
Gains (losses) on foreign currency translation, net of income tax provision (benefit) of $0, $0, $0, and $0	97,484	1,268	133,704	(6,502)
Credit risk changes of fair value option liabilities, net of income tax provision (benefit) of $48, $(34), $195, and $(118)	144	(103)	586	(356)
Changes to postretirement benefit, net of income tax provision (benefit) of $0, $0, $0, and $0	—	(4,559)	—	(4,939)
Total other comprehensive income (loss), net of income tax	92,981	476	148,249	(14,944)
Total comprehensive income (loss), net of income tax	20,028	(60)	30,559	5,291
Less: net (gain) loss attributable to noncontrolling interest	254	(213)	(1,400)	(914)
Less: (gain) loss on foreign currency translation attributable to noncontrolling interest	(21,575)	—	(25,827)	—
Total comprehensive income (loss) attributable to shareholders	$(1,293)	$(273)	$3,332	$4,378
See accompanying Notes to Unaudited Consolidated Financial Statements

Ambac Financial Group, Inc.	4	Second Quarter 2025 Form 10-Q

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Unaudited)

Three months ended June 30, 2025 and 2024
	Stockholders' Equity								Mezzanine
		Ambac Financial Group, Inc.							Equity
(Dollars in thousands)	Total	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Common Stock Held in Treasury, at Cost	Non- redeemable NCI (1)	Redeemable NCI (1)
Balance at March 31, 2025	$1,026,048	$—	$489	$333,356	$(133,168)	$681,489	$(29,945)	$173,827	$185,417
Net income (loss)	(71,953)	—	—	—	—	(72,699)	—	746	(1,000)
Total other comprehensive income (loss)	78,756	—	—	—	67,155	—	—	11,601	9,973
Stock-based compensation	2,437	—	—	2,437	—	—	—	—	—
Cost of shares repurchased	(179)	—	—	—	—	—	(179)	—	—
Cost of shares (acquired) issued under equity plan	—	—	—	—	—	—	—	—	—
Changes to noncontrolling interest	(6,748)	—	—	12,146	—	(1,242)	—	(17,652)	(4,043)
Balance at June 30, 2025	$1,028,361	$—	$489	$347,939	$(66,013)	$607,548	$(30,124)	$168,522	$190,347

Balance at March 31, 2024	$1,418,165	$—	$467	$291,298	$(175,466)	$1,265,571	$(16,661)	$52,956	$17,079
Net income (loss)	(750)	—	—	—	—	(750)	—	—	213
Total other comprehensive income (loss)	476	—	—	—	476	—	—	—	—
Stock-based compensation	2,282	—	—	2,282	—	—	—	—	—
Changes to noncontrolling interest	(188)	—	—	—	—	(188)	—	—	187
Acquisition of noncontrolling interest in subsidiary	(994)	—	—	1,044	—	—	—	(2,038)	—
Balance at June 30, 2024	$1,418,991	$—	$467	$294,624	$(174,990)	$1,264,633	$(16,661)	$50,918	$17,079
(1) NCI = Noncontrolling interest
Six months ended June 30, 2025 and 2024
	Stockholders' Equity								Mezzanine
		Ambac Financial Group, Inc.							Equity
(Dollars in thousands)	Total	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Common Stock Held in Treasury, at Cost	Non- redeemable NCI (1)	Redeemable NCI (1)
Balance at January 1, 2025	$1,054,661	$—	$489	$331,007	$(188,436)	$742,185	$(28,339)	$197,755	$140,860
Net income (loss)	(116,949)	—	—	—	—	(119,090)	—	2,141	(741)
Total other comprehensive income (loss)	134,479	—	—	—	122,423	—	—	12,056	13,770
Stock-based compensation	4,786	—	—	4,786	—	—	—	—	—
Cost of shares repurchased	(3,301)	—	—	—	—	—	(3,301)	—	—
Cost of shares (acquired) issued under equity plan	(1,607)	—	—	—	—	(3,123)	1,516	—	—
Changes to noncontrolling interest	(43,708)	—	—	12,146	—	(12,424)	—	(43,430)	36,458
Balance at June 30, 2025	$1,028,361	$—	$489	$347,939	$(66,013)	$607,548	$(30,124)	$168,522	$190,347

Balance at January 1, 2024	$1,414,615	$—	$467	$291,761	$(160,046)	$1,246,048	$(16,573)	$52,958	$17,079
Net income (loss)	19,318	—	—	—	—	19,320	—	(2)	916
Total other comprehensive income (loss)	(14,944)	—	—	—	(14,944)	—	—	—	—
Stock-based compensation	1,820	—	—	1,820	—	—	—	—	—
Cost of shares (acquired) issued under equity plan	(684)	—	—	—	—	(596)	(88)	—	—
Changes to noncontrolling interest	(139)	—	—	—	—	(139)	—	—	(916)
Acquisition of noncontrolling interest in subsidiary	(995)	—	—	1,043	—	—	—	(2,038)	—
Balance at June 30, 2024	$1,418,991	$—	$467	$294,624	$(174,990)	$1,264,633	$(16,661)	$50,918	$17,079
(1) NCI = Noncontrolling interest

See accompanying Notes to Unaudited Consolidated Financial Statements

Ambac Financial Group, Inc.	5	Second Quarter 2025 Form 10-Q

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2025	2024
Cash flows from operating activities:
Net income (loss)	$(117,690)	$20,234
Net income (loss) from discontinued operations	(82,398)	38,322
Net income (loss) from continuing operations	(35,292)	(18,088)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Intangible amortization and depreciation	18,917	3,228
Amortization of bond premium and discount	(127)	(168)
Share-based compensation	16,932	1,820
Unearned premiums, net	1,332	5,902
Losses and loss expenses, net	(35,349)	3,399
Ceded premiums payable	37,555	52,127
Premium receivables	(32,231)	(39,109)
Corporate costs reallocated to continuing operations	5,265	7,581
Other, net	12,535	10,789
Net cash provided by (used in) operating activities from continuing operations	(10,463)	27,481
Cash flows from investing activities:
Proceeds from sales of bonds	—	20,639
Proceeds from matured bonds	21,816	12,320
Purchases of bonds	(22,747)	(28,489)
Purchases of other investments	(66)	(15,802)
Change in short-term investments	24,966	(8,345)
Other, net	(5,939)	(149)
Net cash provided by (used in) investing activities from continuing operations	18,030	(19,826)
Cash flows from financing activities:
Payments for purchases of common stock held in treasury	(3,301)	—
Tax payments related to shares withheld for share-based compensation plans	(1,516)	(682)
Distributions to noncontrolling interest holders	(894)	(1,050)
Acquisitions of noncontrolling interest shares	(4,036)	—
Net cash provided by (used in) financing activities from continuing operations	(9,747)	(1,732)
Effect of foreign exchange on cash and cash equivalents - continuing operations	1,288	—
Net cash provided by (used in) continuing operations	(892)	5,923
Cash, cash equivalents, and restricted cash at beginning of period - continuing operations	47,275	19,223
Cash, cash equivalents, and restricted cash at end of period - continuing operations	46,383	25,146
Net cash provided by (used in) operating activities from discontinued operations	34,851	4,126
Net cash provided by (used in) investing activities from discontinued operations	57,667	(100,025)
Net cash provided by (used in) financing activities from discontinued operations	(94,854)	(87,492)
Effect of foreign exchange on cash and cash equivalents - discontinued operations	475	(65)
Net cash provided by (used in) discontinued operations	(1,861)	(183,456)
Cash, cash equivalents, and restricted cash at beginning of period - discontinued operations	66,077	255,183
Cash, cash equivalents, and restricted cash at end of period - discontinued operations	64,216	71,727
See accompanying Notes to Unaudited Consolidated Financial Statements

Ambac Financial Group, Inc.	6	Second Quarter 2025 Form 10-Q

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Background and Business Description	8	Note 8. Goodwill and Intangible Assets	24
Note 2. Segment Information	11	Note 9. Revenues From Contracts with Customers	24
Note 3. Discontinued Operation	13	Note 10. Comprehensive Income (Loss)	25
Note 4. Investments	15	Note 11. Net Income Per Share	26
Note 5. Fair Value Measurements	18	Note 12. Income Taxes	27
Note 6. Insurance Contracts	22	Note 13. Commitments and Contingencies	28
Note 7. Derivative Instruments	23

Ambac Financial Group, Inc.	7	Second Quarter 2025 Form 10-Q

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
Ambac Financial Group, Inc. (“AFG”), headquartered in New York City, is an insurance holding company incorporated in the state of Delaware on April 29, 1991. References to “Ambac,” the “Company,” “we,” “our,” and “us” are to AFG and its subsidiaries, as the context requires. Ambac's principal businesses include:
•Insurance Distribution — Ambac's specialty property and casualty ("P&C") insurance underwriting and distribution business, includes Managing General Agents and Underwriters (collectively "MGAs" or "MGA/Us"), an insurance broker, and other distribution and underwriting businesses. Insurance Distribution includes Beat Capital Partners Limited, which was acquired on July 31, 2024. At June 30, 2025, Ambac's insurance distribution platform operates in the following lines of business: property, niche specialty risk, accident & health, miscellaneous specialty, reinsurance, marine & energy, specialty auto, other professional and professional Directors & Officers ("D&O") .
•Specialty Property & Casualty Insurance — Ambac's Specialty Property & Casualty Insurance program business currently includes five carriers (collectively, “Everspan”). Everspan carriers have an A.M. Best rating of 'A-' (Excellent) which was last affirmed on July 17, 2025.
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2024. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), but in the opinion of management such financial statements include all adjustments necessary for the fair presentation of the Company’s consolidated financial position and results of operations. The results of operations for the three and six months ended June 30, 2025, may not be indicative of the results that may be expected for the year ending December 31, 2025. The December 31, 2024, consolidated balance sheet was derived from audited financial statements.
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
Held for Sale and Discontinued Operations
The Company has separately classified the assets and liabilities of Ambac Assurance Corporation ("AAC") as held for sale as a result of AAC's pending sale and meeting specified accounting criteria. Assets and liabilities held for sale are presented separately within the Consolidated Balance Sheets with any adjustments necessary to measure the disposal group at the lower of its carrying value or fair value less costs to sell. The stockholders' equity section of the Consolidated Balance Sheet continues to be reported on an aggregate basis; equity components (including nonredeemable NCI (as defined below)) solely attributable to AAC are not presented separately.
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

Ambac Financial Group, Inc.	8	Second Quarter 2025 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
Refer to Sale of Ambac Assurance Corporation ("AAC") in Note 3. Discontinued Operation for further information.
Credit Agreement
On June 10, 2025, Ambac entered into an amendment (the "Amendment") to the $150,000 credit agreement dated as of August 1, 2024 (the "Credit Agreement"). Pursuant to the Amendment, the maturity date for amounts owed with respect to the loans made under the Credit Agreement was extended from July 31, 2025, to the earlier of (a) December 31, 2025, and (b) the date that is the three-month anniversary of the termination of the Stock Purchase Agreement, dated June 4, 2024, between AFG and American Acorn Corporation. The Amendment requires repayment of $10,000 of the principal amount of outstanding loans on October 31, 2025, in addition to any mandatory prepayment required under the Credit Agreement. Pursuant to the Amendment, a duration fee equal to 1.00% of the then outstanding loans shall be due on November 3, 2025. The Amendment also requires AFG and Cirrata Group, collectively, to maintain unrestricted cash and cash equivalent balances, determined in accordance with GAAP, of not less than $30,000 at any time. AFG paid an extension fee in an amount equal to 1.00% of the aggregate principal amount of loans outstanding under the Credit Agreement on June 10, 2025. Borrowing under the Credit Agreement for the extended term bears interest at three-month SOFR plus 7.50%.
Foreign Currency
The impact of non-functional currency transactions and the remeasurement of non-functional currency assets and liabilities into the respective subsidiaries' functional currency (collectively "foreign currency transactions gains/(losses)") are $(4,821) and $0 for the six months ended June 30, 2025, and 2024, respectively. Foreign currency transaction gains/(losses) are primarily the result of Beat's transactions in currencies (primarily the U.S. dollar) other than its functional currency (the British Pound Sterling).
Noncontrolling Interests ("NCI")
Nonredeemable NCI
The total Nonredeemable NCI as of June 30, 2025 and December 31, 2024 were $168,522 and $197,755, respectively.
For Beat, the Nonredeemable NCI of $117,604 and $146,837 as of June 30, 2025 and December 31, 2024 includes the NCI share in certain operating units which are minority owned by the units' respective management teams that do not have associated put options. As of December 31, 2024, there were no put options associated with any of these minority interests and as such, the aggregate amount was classified as nonredeemable NCI on the balance sheet. During the six months ended June 30, 2025, certain NCI shares were reclassified between nonredeemable and redeemable NCI as further described under "Redeemable NCI" below. The acquisition date valuation method to determine the fair value of nonredeemable NCI was the discounted cash flow approach. The significant fair value assumptions used in the model included estimated long term revenue and expense forecasts and the discount rate. When redeemable NCI shares are no longer redeemable, such as when put options expire unused, the NCI shares are reclassified to nonredeemable NCI with no change in carrying value.
During the three months ended June 30, 2025, Ambac paid $2,967 to purchase certain nonredeemable shares from minority interest owners, resulting in a $14,362 decrease to Nonredeemable noncontrolling interest. The difference between the consideration paid and carrying value of the nonredeemable NCI is recorded as an adjustment to additional paid-in capital.
At June 30, 2025, and December 31, 2024, AAC had 4,596 shares of issued and outstanding Auction Market Preferred Shares ("AMPS") with a liquidation preference of $114,900 relative to Ambac common shareholders (reported as nonredeemable noncontrolling interest of $50,918 on Ambac's balance sheet). See Note 5. Discontinued Operation in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for further discussion of the AMPS.
Redeemable Noncontrolling Interest
The Xchange, All Trans, Capacity Marine, Riverton and Beat acquisitions resulted in a majority ownership of the acquired entities by Ambac. Under the terms of all the acquisition agreements, Ambac has call options to purchase the remaining interests from the minority owners (i.e., noncontrolling interests) and the minority owners have put options to sell their interests to Ambac. Because the exercise of the put options are outside the control of Ambac, in accordance with the Distinguishing Liabilities from Equity Topic of the ASC, Ambac reports redeemable NCI in the mezzanine section of its consolidated balance sheet. In addition, during the three months ended March 31, 2025, Ambac entered into put options with certain minority owners of the MGA/U operating entities that are majority owned by Beat. These put options are embedded in the associated NCI shares ("Option Shares"), resulting in remeasurement of the shares at fair value inclusive of the put options, and reclassification of the Option Shares from nonredeemable NCI to redeemable NCI. The change in carrying value resulting from revaluation of $10,276 is recorded as an offset to retained earnings, with a corresponding impact on earnings per share for the six months ended June 30, 2025. During the three months ended June 30, 2025, Ambac paid $1,068 as a result of exercise of put options on the Option Shares, acquiring redeemable NCI with a carrying value of $1,815. The difference between the consideration paid and carrying value of the redeemable NCI is recorded as an adjustment to additional paid-in capital.
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

Ambac Financial Group, Inc.	9	Second Quarter 2025 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
Following is a rollforward of redeemable noncontrolling interest.

Six Months Ended June 30,	2025	2024
Beginning balance	$140,860	$17,079
Net income (loss) attributable to redeemable noncontrolling interest (ASC 810)	(741)	916
Gain (loss) on foreign currency translation attributable to redeemable NCI	13,770	—
Reclassification from nonredeemable noncontrolling interest including remeasurement at fair value	42,180	—
Reclassification to nonredeemable noncontrolling interest	(5,136)	—
Put / call option exercise	(1,815)	—
Distributions	(919)	(1,047)
Adjustment to redemption value (ASC 480)	2,148	131
Ending balance	$190,347	$17,079

Supplemental Disclosure of Cash Flow Information

	Six Months Ended June 30,
	2025	2024
Cash paid during the period for:
Income taxes	7,662	$7,066
Interest on debt	12,361	—

	June 30,
	2025	2024
Reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows:
Cash and cash equivalents	$22,542	$14,590
Restricted cash	23,841	10,556
Total cash, cash equivalents, and restricted cash shown on the Consolidated Statements of Cash Flows	$46,383	$25,146
Restricted cash is cash that we do not have the right to use for general purposes and consists primarily of fiduciary cash held by Ambac's insurance distribution subsidiaries and Everspan state deposits.
Reclassifications and Rounding
Reclassifications may have been made to prior years' amounts to conform to the current year's presentation. Certain amounts and tables in the consolidated financial statements and associated notes may not add due to rounding.
Adopted Accounting Standards
There have been no new accounting standards adopted during the six months ended June 30, 2025.
Future Application of Accounting Standards and Required Disclosures
Income Taxes:
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The enhancements in the ASU include the following:
•Within the rate reconciliation table, disclosure of additional categories of information about federal, state, and foreign income taxes and providing more details about the reconciling items in some categories if the items meet a quantitative threshold.
•Annual disclosure of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes and disaggregation of the information by jurisdiction based on a quantitative threshold.
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

Ambac Financial Group, Inc.	10	Second Quarter 2025 Form 10-Q

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
The following tables summarize the components of the Company’s total revenues and expenses, and pretax income (loss) by reportable business segment. Information provided below for “Corporate and Other” primarily relates to the operations of AFG, which will include investment income on its investment portfolio and costs to maintain the operations of AFG, including public company reporting, capital management and business development costs for the acquisition and development of new business initiatives. As a result of the Company reporting the results of operations of AAC as discontinued operations, certain corporate costs charged to AAC totaling $2,502 and $3,636 for the three months ended June 30, 2025 and 2024 and $5,265 and $7,581 for the six months ended June 30, 2025 and 2024, respectively, have been reported in Net income from continuing operations on the Consolidated Statements of Total Comprehensive Income and included in Corporate and Other in the tables below.

Ambac Financial Group, Inc.	11	Second Quarter 2025 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)

	Three Months Ended June 30, 2025				Three Months Ended June 30, 2024
	Reportable Segments				Reportable Segments
	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Total	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Total
Revenues:
Net premiums earned	$16,203			$16,203	$27,054			$27,054
Commissions		$30,322		30,322		$13,221		13,221
Servicing and other fees		4,472		4,472		—		—
Program fees	3,497			3,497	3,328			3,328
Investment income	1,748	340	$521	2,609	1,465	77	$2,221	3,763
Other	(58)	(2,093)	5	(2,146)	(19)	8	3,682	3,671
Total revenues from continuing operations (1)	21,390	33,041	526	54,957	31,828	13,306	5,904	51,037
Less:
Losses and loss adjustment expenses	10,978			10,978	23,024			23,024
Policy acquisition costs	3,699			3,699	5,399			5,399
Commissions		7,403		7,403		7,888		7,888
Intangible amortization and depreciation		9,301	440	9,741	—	1,153	461	1,614
Interest		5,570		5,570		—		—
Compensation expense	2,605	14,455	5,722	22,782	3,090	2,290	5,697	11,077
Non Compensation expense	3,488	6,485	7,787	17,759	1,412	718	14,654	16,784
Total expenses from continuing operations	20,770	43,214	13,949	77,931	32,925	12,049	20,812	65,786
Segment pretax income (loss)	620	(10,173)	(13,423)	(22,974)	(1,097)	1,257	(14,908)	(14,749)
Segment income tax expense (benefit)	192	(2,181)	(183)	(2,172)	(27)	9	(12)	(30)
Segment net income (loss)	428	(7,992)	(13,240)	(20,802)	(1,070)	1,248	(14,896)	(14,719)
Segment net (income) loss attributable to noncontrolling interest	—	254		254	—	(213)		(213)
Net income (loss) attributable to Ambac shareholders	$428	$(7,738)	$(13,240)	(20,548)	$(1,070)	$1,035	$(14,896)	(14,932)

Reconciliation to consolidated net income (loss) attributable to Ambac stockholders
Discontinued operations				(52,151)				14,182
Net income (loss) attributable to Ambac shareholders				$(72,699)				$(750)

Reconciliation of segment assets to consolidated total assets
Total assets	$847,647	$975,843	$62,041	$1,885,531	$713,421	$155,223	$216,113	$1,084,757
Discontinued operations				6,636,855				7,099,591
Total consolidated assets				$8,522,386				$8,184,348

EBITDA Reconciliation
Segment net income (loss)	$428	$(7,992)	$(13,240)	$(20,802)	$(1,070)	$1,248	$(14,896)	$(14,719)
Adjustments:
Interest expense	—	5,570	—	5,570	—	—	—	—
Income taxes	192	(2,181)	(183)	(2,172)	(27)	9	(12)	(30)
Depreciation	—	—	440	440	—	14	461	475
Intangible amortization	—	9,301	—	9,301	—	1,139	—	1,139
EBITDA	620	4,698	(12,983)	(7,663)	(1,097)	2,404	(14,441)	(13,135)
Add: Impact of noncontrolling interests	—	(2,185)	—	(2,185)	—	(430)	—	(430)
Ambac EBITDA	$620	$2,513	$(12,983)	$(9,848)	$(1,097)	$1,974	$(14,441)	$(13,565)

Ambac Financial Group, Inc.	12	Second Quarter 2025 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)

	Six Months Ended June 30, 2025				Six Months Ended June 30, 2024
	Reportable Segments				Reportable Segments
	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Total	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Total
Revenues:
Net premiums earned	$31,881			$31,881	$52,633			$52,633
Commissions		$67,093		67,093		$30,950		30,950
Servicing and other fees		9,436		9,436		—		—
Program fees	7,149			7,149	5,895			5,895
Investment income	3,590	716	$1,118	5,424	2,864	127	$4,412	7,403
Other	(59)	(3,206)	(5)	(3,270)	(23)	94	3,636	3,707
Total revenues from continuing operations (1)	42,561	74,039	1,113	117,713	61,370	31,171	8,048	100,588
Less:
Losses and loss adjustment expenses	21,474			21,474	42,379			42,379
Policy acquisition costs	7,540			7,540	9,823			9,823
Commissions		17,768		17,768		17,710		17,710
Intangible amortization and depreciation		18,173	745	18,917		2,299	926	3,228
Interest		11,024		11,024		—		—
Compensation expense	6,116	27,988	11,566	45,669	4,851	4,592	12,187	21,630
Non Compensation expense	5,309	11,502	16,590	33,402	3,595	1,301	18,910	23,806
Total expenses from continuing operations	40,439	86,455	28,901	155,794	60,649	25,902	32,025	118,576
Segment pretax income (loss)	2,122	(12,416)	(27,788)	(38,081)	721	5,269	(23,977)	(17,988)
Segment income tax expense (benefit)	270	(2,681)	(378)	(2,789)	79	127	(106)	100
Segment net income (loss)	1,852	(9,735)	(27,410)	(35,292)	642	5,142	(23,871)	(18,088)
Segment net (income) loss attributable to noncontrolling interest	—	(1,400)		(1,400)	2	(916)	—	(914)
Net income (loss) attributable to Ambac shareholders	$1,852	$(11,135)	$(27,410)	(36,692)	$644	$4,226	$(23,871)	(19,002)

Reconciliation to consolidated net income (loss) attributable to Ambac stockholders
Discontinued operations				(82,398)				38,322
Net income (loss) attributable to Ambac shareholders				$(119,090)				$19,320

EBITDA Reconciliation
Segment net income (loss)	$1,852	$(9,735)	$(27,410)	$(35,292)	$642	$5,142	$(23,871)	$(18,088)
Adjustments:
Interest expense	—	11,024	—	11,024	—	—	—	—
Income taxes	270	(2,681)	(378)	(2,789)	79	127	(106)	100
Depreciation	—	109	744	853	—	21	926	947
Intangible amortization	—	18,064	—	18,064	—	2,278	—	2,278
EBITDA	2,123	16,781	(27,044)	(8,140)	721	7,565	(23,047)	(14,762)
Add: Impact of noncontrolling interests	—	(7,205)	—	(7,205)	—	(1,350)	—	(1,350)
Ambac EBITDA	$2,123	$9,576	$(27,044)	$(15,345)	$724	$6,215	$(23,048)	$(16,112)
(1)Inter-segment revenues and inter-segment pre-tax income (loss) amounts are insignificant and are not presented separately.
3.    DISCONTINUED OPERATION
Sale of Ambac Assurance Corporation ("AAC")
On June 4, 2024, AFG entered into a stock purchase agreement (the "Purchase Agreement") with American Acorn Corporation (the “Buyer”), a Delaware corporation owned by funds managed by Oaktree Capital Management, L.P., pursuant to which and subject to the conditions set forth therein, AFG will sell all of the issued and outstanding shares of common stock of AAC, a wholly-owned subsidiary of AFG, to the Buyer for aggregate consideration of $420,000 in cash (the "Sale"). The terms of the Sale as contemplated by the Purchase Agreement provide that, at the closing of the Sale (the “Closing”), Buyer will acquire complete ownership of the common stock of AAC and all of its wholly owned subsidiaries, including Ambac Assurance UK Limited ("Ambac UK"). In connection with and pursuant to the Purchase Agreement, AFG has agreed to issue to Buyer a warrant exercisable for a number of shares of common stock, par value $0.01, of AFG representing 9.9% of the fully diluted shares of AFG’s common stock as of March 31, 2024, pro forma for the issuance of the warrant. The warrant will have an exercise price per share of $18.50 with a 6.5-year term from the date of issuance and will be immediately exercisable. On July 3, 2025, the parties to the Purchase Agreement entered into a letter agreement pursuant to which, among other things, the parties entered into a new agreement with respect to the warrant and amended certain terms of the Investor Rights Agreement (as defined in the Purchase Agreement). The Buyer continues to pursue the final outstanding regulatory approval from the Wisconsin Office of the

Ambac Financial Group, Inc.	13	Second Quarter 2025 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
Commissioner of Insurance ("OCI"), which would be received only after a hearing, which has been scheduled for September 3, 2025, at or prior to which third parties would have an opportunity to object to the Sale. On or prior to August 4, 2025, representatives of certain holders of surplus notes issued by AAC filed motions to intervene in the proceedings. On July 28, 2025, the OCI staff published a memorandum including its recommendation that the Sale be approved. On July 3, 2025, AFG and the Buyer entered into an agreement to, among other matters, extend the term of the Purchase Agreement from July 3, 2025, to December 31, 2025 (subject to an automatic 90-day extension if regulatory approvals have not been obtained), to facilitate the timing of the hearing. The Buyer received approval for the change in control of Ambac UK from the U.K. Prudential Regulation Authority, which expires on October 24, 2025. See Note 5. Discontinued Operation in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, for further information regarding the Sale.
AFG recorded an expected loss on sale in the Statement of Comprehensive Income (Loss) for the year ended December 31, 2024 of $(570,145), equal to the difference between the sale proceeds (net of the value of the warrants to be issued) and the carrying value of AAC's net assets held-for-sale, less expected closing costs. AFG recorded losses of $(52,960) and $(67,456) in the three and six months ended June 30, 2025, reflecting remeasurement of net assets held-for-sale and the change in fair value of the warrant to be issued to Buyer during the period, bringing the valuation allowance on held-for-sale assets to $(637,601) as of June 30, 2025. The carrying value of held-for-sale assets and liabilities, and consequently the expected loss on disposal, are subject to variability through the closing date of the Sale. Changes to the carrying value of held-for-sale assets and liabilities could arise from changes in estimates of financial guarantee losses and loss adjustment expense reserves, including subrogation recoverable; changes in the valuation of invested assets and other financial instruments carried at fair value; adverse or favorable litigation outcomes; and other operating results of AAC and its subsidiaries, including consolidated variable interest entities (“VIEs”). Additionally, at closing, net income will be impacted by the reclassification from Accumulated Other Comprehensive Income (Loss) of net unrealized gains (losses) on available-for-sale investment securities, cumulative foreign currency translation adjustments and cumulative credit risk changes of fair value option liabilities attributable to AAC and subsidiaries, which at June 30, 2025, amounted to $(86,828).
The carrying value of held-for-sale assets and liabilities could also be impacted by payments on AAC's outstanding surplus notes. Surplus note principal and interest payments require the approval of OCI. Since the issuance of the surplus notes in 2010, OCI has declined to approve regular payments of interest on surplus notes, including AAC's request to pay full or partial interest on, and full or partial principal of, surplus notes on the scheduled payment date of June 9, 2025, although the OCI has permitted two exceptional payments in the past. As a result, the scheduled payment date for interest, and the scheduled maturity date for payment of principal of the surplus notes are extended until OCI grants approval to make the payment. Interest will accrue, compounded on each anniversary of the original scheduled payment date or scheduled maturity date, on any unpaid principal or interest through the actual date of payment, at 5.1% per annum. The interest on the outstanding surplus notes were accrued for, and AAC is accruing interest on the interest amounts following each scheduled payment date.
The components of the anticipated loss on sale, reflected in the valuation allowance on assets held-for-sale as of June 30, 2025 and December 31, 2024, are summarized below:

	June 30, 2025	December 31, 2024
Fair value of net consideration to be received	$402,239	$399,727
Less: estimated closing costs	7,535	7,235
	394,704	392,492
Carrying amount of net assets held-for-sale	1,032,305	962,637
Loss on disposal	$(637,601)	$(570,145)

Ambac Financial Group, Inc.	14	Second Quarter 2025 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
The following table summarizes the major classes of assets and liabilities held-for-sale on the Consolidated Balance Sheets after elimination of intercompany balances:

	June 30, 2025	December 31, 2024
ASSETS:
Total investments	$2,321,619	$2,226,505
Cash and equivalents	13,023	8,322
Premiums receivable	218,780	217,096
Reinsurance recoverable on paid and unpaid losses	26,359	25,274
Deferred ceded premiums	74,180	79,074
Subrogation recoverable	110,838	113,962
Intangible assets	208,424	213,457
Other assets, net	71,572	49,396
VIE assets (including restricted cash of $57,754 and 246,031)	4,185,223	3,904,259
Valuation allowance on assets held-for-sale	(637,601)	(570,145)
Total assets held-for-sale	$6,592,417	$6,267,200
LIABILITIES:
Unearned premiums	$227,968	$228,177
Loss and loss adjustment reserves	600,916	577,167
Ceded premiums payable	54,712	56,404
Long-term debt and accrued interest	1,078,551	1,046,658
Other liabilities, net	105,346	105,772
VIE liabilities	4,145,531	3,873,507
Total liabilities held-for-sale	$6,213,024	$5,887,685
The following table summarizes the major line items constituting net income (loss) from discontinued operations reconciled to net income (loss) from discontinued operations presented in the Consolidated Statement of Comprehensive Income (Loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
REVENUES:
Net premiums earned	$5,199	$5,569	$9,962	$13,055
Net investment income	36,107	32,419	56,807	70,450
Net investment gains (losses), including impairments	(12,514)	(956)	(18,468)	(388)
Net gains (losses) on derivative contracts	(8,834)	461	(9,367)	1,994
Other revenues	8,840	15,995	16,661	21,435
Total revenues	28,798	53,488	55,595	106,546
EXPENSES:
Loss and loss adjustment expenses (benefit)	(2,657)	(5,270)	8,078	(25,978)
Intangible amortization	5,362	7,014	11,188	18,341
General & administrative and other expenses	7,523	19,063	16,607	36,732
Interest expense	15,943	15,986	31,894	31,966
Other expenses	—	(5)	—	19
Total expenses	26,171	36,788	67,767	61,080
Pretax income (loss)	2,627	16,700	(12,172)	45,466
Provision (benefit) for income taxes	1,818	2,518	2,770	7,144
Loss on disposal	(52,960)	—	(67,456)	—
Net income (loss) from discontinued operations	$(52,151)	$14,182	$(82,398)	$38,322
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

Ambac Financial Group, Inc.	15	Second Quarter 2025 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
Fixed Maturity Securities:
The amortized cost and estimated fair value of available-for-sale investments, at June 30, 2025, and December 31, 2024, were as follows:

	June 30, 2025:					December 31, 2024:
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses
Fixed maturity securities:
Municipal obligations	$14,540	$—	$109	$341	$14,308	$14,646	—	$7	$570	$14,083
Corporate obligations	93,926	—	773	2,599	92,100	92,990	—	107	3,905	89,192
U.S. government obligations	44,244	—	496	308	44,432	41,706	—	98	809	40,995
Residential mortgage-backed securities	3,352	—	28	18	3,362	2,475	—	—	29	2,446
Commercial mortgage-backed securities	1,935	—	2	17	1,920	2,127	—	8	34	2,101
Collateralized debt obligations	2,642	—	11	1	2,652	3,131	—	13	2	3,142
Other asset-backed securities	2,544	—	19	2	2,561	5,049	—	14	2	5,061
	163,183	—	1,438	3,286	161,335	162,124	—	247	5,351	157,020
Short-term	102,719	—	1	—	102,720	127,588	—	13	—	127,601
Total available-for-sale investments	$265,902	$—	$1,439	$3,286	$264,055	$289,712	—	$260	$5,351	$284,621

The amortized cost and estimated fair value of available-for-sale investments, at June 30, 2025, by contractual maturity, were as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$138,597	$138,260
Due after one year through five years	53,212	52,386
Due after five years through ten years	62,642	61,934
Due after ten years	978	980
	255,429	253,560
Residential mortgage-backed securities	3,352	3,362
Commercial mortgage-backed securities	1,935	1,920
Collateralized debt obligations	2,642	2,652
Other asset-backed securities	2,544	2,561
Total	$265,902	$264,055
Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.
Unrealized Losses on Fixed Maturity Securities:
The following table shows gross unrealized losses and fair values of Ambac’s available-for-sale investments, which at June 30, 2025, and December 31, 2024, did not have an allowance for credit losses. This information is aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2025, and December 31, 2024:

	June 30, 2025						December 31, 2024
	Less Than 12 Months		12 Months or More		Total		Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Fixed maturity securities:
Municipal obligations	$1,329	$31	$6,042	$310	$7,371	$341	$6,042	$112	$6,582	$458	$12,624	$570
Corporate obligations	9,555	59	35,650	2,540	45,205	2,599	23,784	269	46,612	3,636	70,396	3,905
U.S. government obligations	4,714	43	11,932	265	16,646	308	15,919	344	14,818	465	30,737	809
Residential mortgage-backed securities	1,805	18	—	—	1,805	18	2,446	29	—	—	2,446	29
Commercial mortgage-backed securities	754	17	—	—	754	17	738	34	—	—	738	34
Collateralized debt obligations	566	1	—	—	566	1	655	2	—	—	655	2
Other asset-backed securities	848	2	—	—	848	2	1,428	2	—	—	1,428	2
	19,571	171	53,624	3,115	73,195	3,286	51,012	792	68,012	4,559	119,024	5,351
Short-term	749	—	—	—	749	—	—	—	—	—	—	—
	20,320	171	53,624	3,115	73,944	3,286	51,012	792	68,012	4,559	119,024	5,351
Total temporarily impaired securities	$20,320	$171	$53,624	$3,115	$73,944	$3,286	$51,012	$792	$68,012	$4,559	$119,024	$5,351

Management has determined that the securities in the above table do not have credit impairment as of June 30, 2025, and December 31, 2024, based upon (i) no actual or expected principal and interest payment defaults on these securities and (ii) analysis of the creditworthiness of the issuer.
Ambac’s assessment about whether a security is credit impaired reflects management’s current judgment regarding facts and circumstances specific to the security and other factors. If that judgment changes, Ambac may record a charge for credit impairment in future periods.
The declines in fair value and resultant unrealized losses across asset classes as of June 30, 2025, included in the above table resulted from the impact of increasing interest rates since the securities were purchased. Management has determined that the securities with unrealized losses are not credit impaired. Further

Ambac Financial Group, Inc.	16	Second Quarter 2025 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
discussion of management's assessment with respect to security categories with larger unrealized loss balances is below.
Corporate obligations
The gross unrealized losses on corporate obligations as of June 30, 2025, resulted primarily from an increase in interest rates since the securities were purchased. Unrealized losses of $2,599 related to 120 investment grade securities with an average unrealized loss equal to 5% of amortized cost at June 30, 2025. Management believes that the full and timely receipt of all principal and interest payment on corporate obligations with unrealized losses as of June 30, 2025, is probable.
Investment Income (Loss)
Net investment income (loss) was comprised of the following for the affected periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Fixed maturity securities	$1,470	$1,263	$2,870	$2,434
Short-term investments	1,191	2,988	2,648	5,577
Loans	35	—	69	—
Investment expense	(87)	(102)	(84)	(193)
Securities available-for-sale and short-term	2,609	4,149	5,503	7,818
Fixed maturity securities - trading	—	(386)	(79)	(415)
Total net investment income (loss)	$2,609	$3,763	$5,424	$7,403
Net investment income (loss) from Other investments primarily represents income from investment limited partnerships and other equity interests accounted for under the equity method.
Net Investments Gains (Losses), including Impairments:
The following table details investment gains (losses) and impairments included in earnings within Other revenues for the affected periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Gross realized gains on securities	$2	$6,058	$2	$6,062
Gross realized losses on securities	—	(43)	(3)	(46)
Foreign exchange gains (losses)	—	—	—	—
Credit impairments	—	(1,480)	—	(1,480)
Intent / requirement to sell impairments	—	—	—	—
Net investment gains (losses), including impairments	$2	$4,535	$(1)	$4,536
Ambac had an allowance for credit losses of $0 and $0 at June 30, 2025, and 2024, respectively.
Ambac did not purchase any financial assets with credit deterioration for the three and six months ended June 30, 2025 and 2024.
Deposits with Regulators and Other Restrictions:
Securities carried at $32,325 and $22,861 at June 30, 2025, and December 31, 2024, respectively, were deposited by Ambac's insurance subsidiaries with governmental authorities or designated custodian banks as required by laws affecting insurance companies. Invested assets carried at $765 and $800 at June 30, 2025, and December 31, 2024, were deposited as security in connection with a letter of credit issued for an office lease. Invested assets include certain fiduciary funds held by Ambac's insurance distribution subsidiaries, carried at $1,994 and $2,845 at June 30, 2025, and December 31, 2024, respectively.
Other Investments:
Ambac's investment portfolio includes a limited partnership interest in a private equity fund which seeks to generate long-term capital appreciation through venture investments in insurtech companies. The fair value of Ambac's investment in the fund was $7,486 and $7,499 as of June 30, 2025, and December 31, 2024, determined using net asset value ("NAV") as a practical expedient. Redemptions may be made quarterly with 90 days notice subject to withdrawal limitations and/or redemption fees which vary with the timing and notification of withdrawal provided by the investor. Ambac's unfunded commitments total $1,658 on this private equity fund at June 30, 2025.
Other investments also include preferred equity investments with a carrying value of $20,618 and $20,618 as of June 30, 2025, and December 31, 2024, respectively, that do not have readily determinable fair values and are carried at cost, less any impairments as permitted under the Investments — Equity Securities Topic of the ASC. There were no impairments recorded on these investments in the three and six months ended June 30, 2025, and $1,480 and $1,480 in the three and six months ended June 30, 2024, respectively.

Ambac Financial Group, Inc.	17	Second Quarter 2025 Form 10-Q

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
Fair Value Hierarchy:
The Fair Value Measurement Topic of the ASC specifies a fair value hierarchy based on whether the inputs to valuation techniques used to measure fair value are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Company-based assumptions. The fair value hierarchy has three broad levels as follows:

●	Level 1	Quoted prices for identical instruments in active markets. Assets and liabilities classified as Level 1 include US Treasury traded in highly liquid and transparent markets, and money market funds.

●	Level 2	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Assets and liabilities classified as Level 2 generally include investments in fixed maturity securities and certain derivatives valued using only market observable data.

●	Level 3	Model derived valuations in which one or more significant inputs or significant value drivers are unobservable. This hierarchy requires the use of observable market data when available. Financial instruments classified as Level 3 include certain investments in fixed maturity securities, loans and derivatives.
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
The following table sets forth the carrying amount and fair value of Ambac’s financial assets and liabilities as of June 30, 2025, and December 31, 2024, including the level within the fair value hierarchy at which fair value measurements are categorized. As required by the Fair Value Measurement Topic of the ASC, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2025					December 31, 2024
	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:			Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
			Level 1	Level 2	Level 3			Level 1	Level 2	Level 3
Financial assets:
Fixed maturity securities:
Municipal obligations	$14,308	$14,308	$—	$14,308	$—	$14,083	$14,083	$—	$14,083	$—
Corporate obligations	92,100	92,100	—	92,100	—	89,192	89,192	—	89,192	—
U.S. government obligations	44,432	44,432	44,432	—	—	40,995	40,995	40,995	—	—
Residential mortgage-backed securities	3,362	3,362	—	3,362	—	2,446	2,446	—	2,446	—
Commercial mortgage-backed securities	1,920	1,920	—	1,920	—	2,101	2,101	—	2,101	—
Collateralized debt obligations	2,652	2,652	—	2,652	—	3,142	3,142	—	3,142	—
Other asset-backed securities	2,561	2,561	—	2,561	—	5,061	5,061	—	5,061	—
Short term investments	102,720	102,720	102,720	—	—	127,601	127,601	127,601	—	—
Other investments (1)	28,193	7,486	89	—	—	28,294	7,499	—	—	—
Cash, cash equivalents and restricted cash	47,085	47,085	47,085	—	—	47,276	47,276	47,276	—	—
Other assets-loans	3,503	3,503	—	—	3,503	3,434	3,434	—	—	3,434
Other assets - Derivatives:
Warrants	—	—	—	—	—	—	—	—	—	—
FX forward contracts	790	790	—	790	—	—	—	—	—	—
Total financial assets	$343,626	$322,919	$194,326	$117,693	$3,503	$363,625	$342,830	$215,872	$116,025	$3,434
Financial liabilities:
Short-term debt, including accrued interest	$152,944	$152,944	$152,944	$—	$—	$152,560	$152,560	$—	$—	$152,560
Other liabilities - Derivatives:
FX forward contracts	—	—	—	—	—	317	317	—	317	—
Total financial liabilities	$152,944	$152,944	$152,944	$—	$—	$152,877	$152,877	$—	$317	$152,560
(1)Excluded from the fair value measurement categories in the table above are investment funds of $7,486 and $7,499 as of June 30, 2025, and December 31, 2024, respectively, which are measured using NAV as a practical expedient. Also excluded from the fair value amounts in the table above are equity securities with a carrying value of $20,618 and $20,618 as of June 30, 2025, and December 31, 2024, respectively, that do not have readily determinable fair values and have carrying amounts determined using the measurement alternative, and an equity method investment of $89 and $177 as of June 30, 2025, and December 31, 2024.

Ambac Financial Group, Inc.	18	Second Quarter 2025 Form 10-Q

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
Derivative Instruments:
At June 30, 2025, and December 31, 2024 Ambac has foreign currency forward contracts and holds warrants to purchase preferred stock of a development stage company. The fair value of foreign currency forwards are determined using valuation models with observable market inputs. Fair value of the warrants are determined using a standard warrant valuation model with internally developed input assumptions.
Short-term Debt:
Short-term debt consists of SOFR indexed borrowing used for partial funding of the Beat acquisition and is classified as Level 3.
Other Financial Assets:
Included in Other assets are loans carried at amortized cost, the fair values of which are estimated based upon internal valuation models and are classified as Level 3.

Ambac Financial Group, Inc.	19	Second Quarter 2025 Form 10-Q

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

Level 3 - Financial Assets and Liabilities Accounted for at Fair Value

	Investments	Derivatives	Total
Three Months Ended June 30, 2025:
Balance, beginning of period	$—	$—	$—
Total gains/(losses) realized and unrealized:
Included in earnings	—	—	—
Included in other comprehensive income	—	—	—
Purchases	—	—	—
Settlements	—	—	—
Balance, end of period	$—	$—	$—
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—
The amount of total gains/(losses) included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—

Three Months Ended June 30, 2024:
Balance, beginning of period	$13,954	$609	$14,563
Total gains/(losses) realized and unrealized:
Included in earnings	6,016	(61)	5,955
Included in other comprehensive income	91	—	91
Purchases	—	—	—
Settlements	(20,061)	—	(20,061)
Balance, end of period	$—	$548	$548
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$6,016	$(61)	$5,955
The amount of total gains/(losses) included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—

Ambac Financial Group, Inc.	20	Second Quarter 2025 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)

Level 3 - Financial Assets and Liabilities Accounted for at Fair Value

	Investments	Derivatives	Total
Six Months Ended June 30, 2025:
Balance, beginning of period	$—	$—	$—
Total gains/(losses) realized and unrealized:
Included in earnings	—	—	—
Included in other comprehensive income	—	—	—
Settlements	—	—	—
Balance, end of period	$—	$—	$—
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—
The amount of total gains/(losses) included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—

Six Months Ended June 30, 2024:
Balance, beginning of period	$13,920	$656	$14,576
Total gains/(losses) realized and unrealized:
Included in earnings	6,016	(108)	5,908
Included in other comprehensive income	125	—	125
Settlements	(20,061)	—	(20,061)
Balance, end of period	$—	$548	$548
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$6,016	$(108)	$5,908
The amount of total gains/(losses) included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—
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
Gains and losses (realized and unrealized) relating to Level 3 assets and liabilities included in earnings for the affected periods are reported as follows:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Net Investment Income	Net Gains (Losses) on Derivative Contracts	Other Income or (Expense)	Net Investment Income	Net Gains (Losses) on Derivative Contracts	Other Income or (Expense)
Total gains (losses) included in earnings for the period	$—	$—	$—	$—	$(61)	$6,016
Changes in unrealized gains (losses) relating to financial instruments still held at the reporting date	—	—	—	—	(61)	—

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Net Investment Income	Net Gains (Losses) on Derivative Contracts	Other Income or (Expense)	Net Investment Income	Net Gains (Losses) on Derivative Contracts	Other Income or (Expense)
Total gains or losses included in earnings for the period	$—	$—	$—	$—	$(108)	$6,016
Changes in unrealized gains or losses included in earnings relating to the assets and liabilities still held at the reporting date	—	—	—	—	(108)	—

Ambac Financial Group, Inc.	21	Second Quarter 2025 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
6.    INSURANCE CONTRACTS
Amounts presented in this Note relate only to Ambac’s continuing operations.
Premiums:
The effect of reinsurance on premiums written and earned was as follows:

	Three Months Ended June 30,
	2025		2024
	Written	Earned	Written	Earned
Direct	$89,849	$79,600	$90,714	$70,637
Assumed	6,399	6,974	20,492	17,283
Ceded	81,041	70,371	78,917	60,866
Net premiums	$15,207	$16,203	$32,289	$27,054

	Six Months Ended June 30,
	2025		2024
	Written	Earned	Written	Earned
Direct	$167,040	$160,046	$169,949	$131,973
Assumed	16,123	14,503	37,679	32,805
Ceded	149,952	142,669	149,093	112,145
Net premiums	$33,211	$31,881	$58,535	$52,633
Premium Receivables, including credit impairments:
Premium receivables at June 30, 2025, and December 31, 2024, were $71,875 and $57,222, respectively. Management evaluates premium receivables for expected credit losses ("credit impairment") in accordance with the CECL standard, which is further described in Note 2. Basis of Presentation and Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Below is a rollforward of the premium receivable allowance for credit losses for the periods presented.

Six Months Ended June 30,	2025	2024
Beginning balance	$142	$—
Current period provision	58	142
Write-offs of the allowance	—	—
Recoveries of previously written-off amounts	—	—
Ending balance	$200	$142
At June 30, 2025, and December 31, 2024, $4,931 and $5,690 of premiums were past due.
Loss and Loss Adjustment Expense Reserves
Below is the loss and loss reserve expense roll-forward, net of subrogation recoverable and reinsurance, for the affected periods:

Six Months Ended June 30,	2025	2024
Beginning gross loss and loss expense reserves	$349,062	$197,089
Reinsurance recoverable	270,081	156,301
Beginning balance of net loss and loss expense reserves	78,981	40,788
Losses and loss expenses:
Current year	21,144	39,375
Prior years	330	3,003
Total (1)	21,474	42,378
Loss and loss expenses paid (recovered):
Current year	2,745	2,460
Prior years	19,155	10,169
Total	21,900	12,629
Ending net loss and loss expense reserves	78,555	70,537
Reinsurance recoverable (2)	305,414	215,490
Ending gross loss and loss expense reserves	$383,969	$286,027
(1)Total losses and loss adjustment expense (benefit) is net of $(89,957) and $(96,732) for the six months ended June 30, 2025 and 2024, respectively, related to ceded reinsurance.
(2)Represents reinsurance recoverable on future loss and loss expenses. Additionally, the Balance Sheet line "Reinsurance recoverable on paid and unpaid losses" includes reinsurance recoverables (payables) of $71,031 and $35,146 as of June 30, 2025, and 2024, respectively, related to previously paid loss and loss expenses
Prior accident years losses incurred development for the three and six months ended June 30, 2025, was primarily driven by excess liability claims, whereas prior accident years losses incurred development for the three and six months ended June 30, 2024, was primarily driven by increased commercial auto loss experience.
Specialty Property & Casualty Loss Reserves
Claims Development
The following is a summary of loss and loss adjustment expense reserves, including certain components, for the Company’s major product lines by reporting segment at June 30, 2025.

June 30, 2025	Net Loss and Loss Adjustment Expense Reserves	Reinsurance Recoverables on Unpaid Losses (1)	Loss and Loss Adjustment Reserves (1)
Commercial auto	$25,255	$123,361	$148,616
Excess liability	10,772	63,632	74,404
General liability	10,428	41,653	52,081
Workers compensation	16,604	—	16,604
Non-standard personal auto	6,656	395	7,051
Professional Liability	2,020	25,833	27,853
Surety	—	12,250	12,250
Unallocated loss adjustment expense reserves	5,898	8,168	14,066
Other	$922	$30,122	$31,044
Total	$78,556	$305,414	$383,969

Ambac Financial Group, Inc.	22	Second Quarter 2025 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
(1)Other includes $27,629 related to legacy liabilities obtained from the acquisitions of Providence Washington Insurance Company, Greenwood Insurance Company, and Consolidated Specialty Insurance Company. All legacy liabilities remain obligations of affiliates of the sellers through reinsurance and contractual indemnities.
Reinsurance Recoverables, Including Credit Impairments:
Everspan’s reinsurance assets, including deferred ceded premiums and reinsurance recoverables on losses amounted to $532,027 at June 30, 2025. Credit exposure existed at June 30, 2025, with respect to reinsurance recoverables to the extent that any reinsurer may not be able to reimburse Everspan under the terms of these reinsurance arrangements. At June 30, 2025, there were ceded reinsurance balances payable of $90,557 offsetting this credit exposure. Contractually ceded reinsurance payables can only be offset against amounts owed from the same reinsurer in the event that such reinsurer is unable to meet its obligations to reimburse Everspan.
To minimize its credit exposure to losses from reinsurer insolvencies, Everspan (i) is entitled to receive collateral from its reinsurance counterparties in certain reinsurance contracts and (ii) has certain cancellation rights that can be exercised by Everspan in the event of rating agency downgrades of a reinsurer (among other events and circumstances). Everspan held letters of credit and collateral amounting to $67,265 from its reinsurers at June 30, 2025. We believe that Everspan's reinsurance counterparties, that do not currently post collateral, are well capitalized, highly rated, authorized capacity providers. Additionally, while legacy liabilities from the Providence Washington Insurance Company acquisition and the admitted carriers previously acquired by Everspan (Greenwood Insurance Company and Consolidated Specialty Insurance Company), were fully ceded to certain reinsurers, Everspan also benefits from an unlimited, uncapped indemnity from Enstar Holdings (US) and 21st Century Premier Insurance Company, respectively, to mitigate any residual risk to these reinsurers.
At June 30, 2025, our top five reinsurers represented 62.1% of our total reinsurance recoverables on paid and unpaid losses. These reinsurance recoverables were primarily from reinsurers with applicable ratings of A or better. The following table sets forth our five most significant reinsurers by amount of reinsurance recoverable as of June 30, 2025.

Reinsurers	Rating (1)	Reinsurance Recoverable (2)	Unsecured Recoverable (3)
General Reinsurance Company	A++	$142,768	$120,301
Munich Reinsurance Company	A+	33,681	6,741
QBE Insurance Corporation	A	24,146	24,146
Swiss Reinsurance America Corporation	A+	17,241	15,780
Guaranty Captive Insurance Company	NR	15,929	—
All other reinsurers		142,780	78,728
Total recoverables		$376,545	$245,696
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
Everspan has uncollateralized credit exposure of $245,696 and $232,310 and has recorded an allowance for credit losses of less than a million at June 30, 2025, and December 31, 2024. The uncollateralized credit exposure includes legacy liabilities obtained from the acquisitions of PWIC and the 21st Century Companies of $27,629 and $35,146 at June 30, 2025, and December 31, 2024, respectively. All legacy liabilities, which are fully ceded to reinsurers, also benefit from an unlimited, uncapped indemnity from the respective sellers to mitigate the Company from any residual risk from these reinsurers.
7.    DERIVATIVE INSTRUMENTS
The following tables summarize the gross fair values of individual derivative instruments and the impact of legal rights of offset as reported in the Consolidated Balance Sheets as of June 30, 2025, and December 31, 2024:

	June 30, 2025					December 31, 2024
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Collateral Received / Pledged Not Offset in the Consolidated Balance Sheet	Net Amount	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Collateral Received / Pledged Not Offset in the Consolidated Balance Sheet	Net Amount
Other assets:
FX forwards	790	—	790	—	790	—	—	—	—	—
Total derivative assets	$790	$—	$790	$—	$790	$—	$—	$—	$—	$—
Other liabilities:
FX forwards	—	—	—	—	—	317	—	317	—	317
Total derivative liabilities	$—	$—	$—	$—	$—	$317	$—	$317	$—	$317

Ambac Financial Group, Inc.	23	Second Quarter 2025 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
The following tables summarize the location and amount of gains and losses of derivative contracts in the Unaudited Consolidated Statements of Total Comprehensive Income (Loss) for the three and six months ended June 30, 2025, and 2024:

	Location of Gain (Loss) Recognized in Consolidated Statements of Total Comprehensive Income (Loss)	Amount of Gain (Loss) Recognized in Consolidated Statement of Total Comprehensive Income (Loss)
		Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
Derivatives:
Warrants	Net gains (losses) on derivative contracts	—	(60)	—	(108)
FX forwards	Net gains (losses) on derivative contracts	680	(377)	1,107	(377)
Total derivatives		$680	$(437)	1,107	(485)

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
Information about FX forward contracts as of June 30, 2025 and December 31, 2024, is summarized below:

Derivative Type	Weighted Average Remaining Term (years)	Face Amount (Buy)	Face Amount (Sell)	Fair Value Asset (Liability)
June 30, 2025
FX Forwards-Buy GBP/Sell USD	0.39	7,853	10,000	775
FX Forwards-Buy GBP/Sell CAD	0.57	1,969	3,600	15
December 31, 2024
FX Forwards-Buy GBP/Sell USD	0.61	15,720	20,000	(317)
FX Forwards-Buy GBP/Sell CAD	0.00	—	—	—
8.    GOODWILL AND INTANGIBLE ASSETS
The following table presents the Company's goodwill asset.

	June 30, 2025	December 31, 2024
Beginning balance	$418,234	$69,694
Business acquisitions	—	357,316
Foreign exchange	33,574	(8,776)
Impairments	—	—
Ending balance	$451,808	$418,234
Intangible assets and accumulated amortization are included in the Consolidated Balance Sheets, as shown below.

	Gross Carrying Amount	Accumulated Amortization	Net
June 30, 2025
Finite-lived Intangible Assets:
Customer relationships	$376,412	$43,493	$332,919
Non-compete agreements	1,350	1,215	135
Trade name	11,495	1,858	9,637
Total finite lived intangible assets	389,257	46,566	342,691
Indefinite lived intangible assets:
Licenses	11,213	—	11,213
Total intangible assets	400,470	46,566	353,904

December 31, 2024
Finite-lived Intangible Assets:
Customer relationships	$348,350	$24,630	$323,720
Non-compete agreements	1,350	1,080	270
Trade name	10,767	1,195	9,572
Total finite lived intangible assets	360,467	26,905	333,562
Indefinite lived intangible assets:
Licenses	11,213	—	11,213
Total intangible assets	371,680	26,905	344,775
9.    REVENUES FROM CONTRACTS WITH CUSTOMERS
As further described in the Revenue Recognition section of Note 2. Basis of Presentation and Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, the Insurance Distribution businesses have contracts that are subject to the Revenue from Contracts with Customers Topic of the ASC ("ASC 606").

Ambac Financial Group, Inc.	24	Second Quarter 2025 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
The following table presents Insurance Distribution commission income recognized disaggregated by policy type for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Accident & Health	$5,118	$7,150	$13,269	$17,505
Specialty Auto	2,618	3,164	7,735	6,971
Other Professional	3,657	2,023	6,885	4,266
Marine & Energy	1,622	665	3,470	1,798
Niche Specialty Risks	3,533	—	7,561	—
Property	8,129	—	13,306	—
Reinsurance	3,821	130	7,936	243
Environmental	1,238	—	2,798	—
Professional D&O	1,403	—	2,929	—
Misc. Specialty	(817)	89	1,204	167
Total	$30,322	$13,221	$67,093	$30,950
For the three and six months ended June 30, 2025 and 2024, revenue of $4,472 and $—, $9,436 and $— respectively, was recognized in accordance with ASC 606 and reported in Servicing and other fees on the Consolidated Statement of Comprehensive Income (Loss).
During the six months ended June 30, 2025 and 2024, the amount of revenue recognized related to performance obligations satisfied in a previous period, inclusive of changes due to estimates was approximately $2,557 and $4,724, respectively.
Contract Assets and Liabilities
The balances of contract assets and contract liabilities with customers were as follows:

	June 30, 2025	December 31, 2024
Contract assets	$22,813	$15,967
Contract liabilities	1,979	2,705
Contract assets and Contract liabilities is reported in Other Assets and Other Liabilities on the Balance Sheet
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
Contract liabilities represent advance consideration received from customers related to employer stop loss base commissions that will be recognized over time as claims servicing is performed, which typically occurs between 17 and 20 months from contract inception. During the six months ended June 30, 2025 and 2024, the Company recognized revenue that was included in the contract liability balance as of the beginning of the period of $473 and $479, respectively.
10.    COMPREHENSIVE INCOME (LOSS)
The following tables detail the changes in the balances of each component of accumulated other comprehensive income for the affected periods:

	Three Months Ended June 30, 2025:					Three Months Ended June 30, 2024:
	Unrealized Gains (Losses) on Available for Sale Securities (1)	Amortization of Postretirement Benefit (1)	Gain (Loss) on Foreign Currency Translation (1)	Credit Risk Changes of Fair Value Option Liabilities (1) (2)	Total	Unrealized Gains (Losses) on Available for Sale Securities (1)	Amortization of Postretirement Benefit (1)	Gain (Loss) on Foreign Currency Translation (1)	Credit Risk Changes of Fair Value Option Liabilities (1) (2)	Total
Beginning Balance	$(2,530)	$—	$(129,971)	$(667)	$(133,168)	$(27,214)	$4,559	$(151,806)	$(1,006)	$(175,467)
Other comprehensive income (loss) before reclassifications	(13,845)	—	71,657	—	57,812	7,795	—	1,269	—	9,064
Amounts reclassified from accumulated other comprehensive income (loss)	9,199	—	—	144	9,343	(3,925)	(4,559)	—	(103)	(8,587)
Net current period other comprehensive income (loss)	(4,646)	—	71,657	144	67,155	3,870	(4,559)	1,269	(103)	477
Ending Balance	$(7,176)	$—	$(58,314)	$(523)	$(66,013)	$(23,344)	$—	$(150,537)	$(1,109)	$(174,990)

	Six Months Ended June 30, 2025					Six Months Ended June 30, 2024
	Unrealized Gains (Losses) on Available for Sale Securities (1)	Amortization of Postretirement Benefit (1)	Gain (Loss) on Foreign Currency Translation (1)	Credit Risk Changes of Fair Value Option Liabilities (1) (2)	Total	Unrealized Gains (Losses) on Available for Sale Securities (1)	Amortization of Postretirement Benefit (1)	Gain (Loss) on Foreign Currency Translation (1)	Credit Risk Changes of Fair Value Option Liabilities (1) (2)	Total
Beginning Balance	$(21,136)	$—	$(166,191)	$(1,109)	$(188,436)	$(20,197)	$4,939	$(144,035)	$(753)	$(160,046)
Other comprehensive income before reclassifications	303	—	107,877	—	108,180	1,361	(67)	(6,502)	—	(5,208)
Amounts reclassified from accumulated other comprehensive income	13,657	—	—	586	14,243	(4,508)	(4,872)	—	(356)	(9,736)
Net current period other comprehensive income	13,960	—	107,877	586	122,423	(3,147)	(4,939)	(6,502)	(356)	(14,944)
Ending Balance	$(7,176)	$—	$(58,314)	$(523)	$(66,013)	$(23,344)	$—	$(150,537)	$(1,109)	$(174,990)

Ambac Financial Group, Inc.	25	Second Quarter 2025 Form 10-Q

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
The following table details the significant amounts reclassified from each component of accumulated other comprehensive income, shown in the above rollforward tables, for the affected periods:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income				Affected Line Item in the Consolidated Statement of Total Comprehensive Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Unrealized Gains (Losses) on Available-for-Sale Securities (1)
	$12,513	$(3,580)	$18,470	$(4,148)	Net realized investment gains (losses)
	(3,314)	(345)	(4,813)	(360)	Provision for income taxes
	$9,199	$(3,925)	$13,657	$(4,508)	Net of tax and noncontrolling interest
Amortization of Postretirement Benefit
Prior service cost	$—	$—	$—	$(210)	Other income
Actuarial (losses)	—	—	—	(103)	Other income
Curtailment gain	—	(4,559)	—	(4,559)	Other income
	—	(4,559)	—	(4,872)	Total before tax
	—	—	—	—	Provision for income taxes
	$—	$(4,559)	$—	$(4,872)	Net of tax and noncontrolling interest
Credit Risk Changes of Fair Value Option Liabilities
	$192	$(69)	$781	$(406)	Credit risk changes of fair value option liabilities
	(48)	(34)	(195)	50	Provision for income taxes
	$144	$(103)	$586	$(356)	Net of tax and noncontrolling interest
Total reclassifications for the period	$9,343	$(8,587)	$14,243	$(9,736)	Net of tax and noncontrolling interest
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
11.    NET INCOME PER SHARE
As of June 30, 2025, 46,400,021 shares of AFG's common stock (par value $0.01) were issued and outstanding. Common shares outstanding decreased by 106,952 during the six months ended June 30, 2025, primarily due to share repurchases partially offset by shares issued in connection with employee stock compensation.
Share Repurchases
On November 12, 2024, Ambac’s Board of Directors authorized a share repurchase program, under which Ambac may opportunistically repurchase up to $50,000 of the Company’s common shares at management’s discretion over the period ending on December 31, 2026.
The following table shows shares repurchased by year.

($ in thousands, except per share)	Year Ended December 31,			YTD 2025
	2022	2023	2024
Shares repurchased	1,605,316	325,068	937,141	292,191
Total cost	$14,217	$4,510	$11,698	$3,301
Average purchase price per share	$8.86	$13.88	$12.48	$11.29
Unused authorization amount				$35,001
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
The following table provides a reconciliation of net income attributable to common stockholders to the numerator in the basic and diluted earnings per share calculation, together with the resulting earnings per share amounts:

Ambac Financial Group, Inc.	26	Second Quarter 2025 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss) attributable to common stockholders	$(72,699)	$(750)	$(119,090)	19,320
Adjustment of NCI to fair value	—	—	(10,276)	—
Adjustment to redemption value (ASC 480)	(1,241)	(184)	(2,148)	(131)
Numerator of basic and diluted EPS	$(73,940)	$(934)	$(131,514)	19,189
Per Share:
Basic	$(1.54)	$(0.02)	$(2.75)	$0.42
Diluted	$(1.54)	$(0.02)	$(2.75)	$0.42
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
The following table provides a reconciliation of the weighted average shares denominator used for basic net income per share to the denominator used for diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic weighted average shares outstanding denominator	48,116,503	46,209,250	47,738,050	46,019,145
Effect of potential dilutive shares :
Restricted stock units	—	—	—	—
Performance stock units (1)	—	—	—	—
Diluted weighted average shares outstanding denominator	48,116,503	46,209,250	47,738,050	46,019,145
Anti-dilutive shares excluded from the above reconciliation:
Restricted stock units	359,550	471,541	210,483	44,362
Performance stock units (1)	109,914	464,272	—	—
(1)    Performance stock units are reflected based on the performance metrics through the balance sheet date. Vesting of these units is contingent upon meeting certain performance metrics. Although a portion of these performance metrics have been achieved as of the respective period end, it is possible that awards may no longer meet the metric at the end of the performance period.
12.    INCOME TAXES
AFG files a consolidated U.S. Federal income tax return with its 80% or more owned domestic subsidiaries ("Consolidated Tax Subsidiaries"). Beat's US subsidiaries file separate U.S. Federal income tax returns as they are not 80% owned by AFG for tax purposes. AFG and its Consolidated Tax Subsidiaries also file separate or combined income tax returns in various states, local and foreign jurisdictions. The following are the major jurisdictions in which Ambac and its subsidiaries, including its foreign subsidiaries, operate and the earliest tax years subject to examination:

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
Consolidated Pretax Income (Loss)
U.S. and foreign components of pre-tax income (loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
U.S.	$(14,424)	$(14,749)	$(25,577)	$(17,988)
Foreign	(8,550)	—	(12,504)	—
Total	$(22,974)	$(14,749)	$(38,081)	$(17,988)
Provision (Benefit) for Income Taxes
The components of the provision for income taxes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2024	2023
Current taxes
U.S. state and local	$—	$—	—	100
Foreign	1,622	—	2,776	—
Total Current taxes	1,622	—	2,776	100
Deferred taxes
U.S.federal	(1,111)	(30)	(2,153)	—
Foreign	(2,683)	—	(3,412)	—
Total Deferred taxes	(3,794)	(30)	(5,565)	—
Provision (benefit) for income taxes	$(2,172)	$(30)	$(2,789)	$100

Ambac Financial Group, Inc.	27	Second Quarter 2025 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
As of June 30, 2025, the Company has approximately (i) $1,676,924 of federal net operating loss carryforwards, which if not utilized will begin expiring in 2030. Of this amount, $155,636 will carryforward indefinitely.
On July 4, 2025, President Trump signed into law a reconciliation bill, known informally as the One Big Beautiful Bill Act ("OBBBA" or "the Act"), which contains a number of business tax provisions, including favorable treatment for capital investment and research expenditures, expansion of the limitations on deductibility of executive compensation and modifications to U.S. taxation of foreign derived income.
The Company does not expect this legislation to have a significant impact on the Company's current operations or financial condition. As required by ASC 740, any effects of this legislation will be reflected in the Company's financial statements during the period of enactment, which will be the nine months ending September 30, 2025.
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
Current Litigation
Dwight Jereczek and Stanley Elliott, individually and on behalf of all others similarly situated v. MBIA Inc., Ambac Financial Group, Inc., Ambac Assurance Corporation, MBIA Insurance Corporation, and National Public Finance Guarantee Corporation (United States District Court for the District of Connecticut, filed on February 12, 2025) (the "COFINA Case"). This putative class action complaint is brought by alleged former holders of bonds issued by the Puerto Rico Sales Tax Financing Corporation (“COFINA”) allegedly insured by defendants under financial guaranty insurance policies. On behalf of themselves and all persons and entities that owned such bonds between October 19, 2018, and February 12, 2019, plaintiffs allege that, in connection with the restructuring of COFINA under Title III of the Puerto Rico Oversight, Management, and Economic Stability Act, defendants orchestrated a scheme to improperly use their role in the Title III process to alter contracts with insured COFINA bondholders, resulting in such bondholders receiving less than what they contracted for under the financial guaranty insurance policies. Plaintiffs assert claims for breach of contract, unjust enrichment, and bad faith refusal to pay first-party benefits under an insurance contract. Plaintiffs seek an unspecified amount of damages with interest thereon, disgorgement of profits, a declaratory judgment of plaintiffs’ rights and defendants’ responsibilities, and a permanent injunction against violations of law. Plaintiffs filed an amended complaint on May 6, 2025. The amended complaint includes an additional claim against Ambac for breach of the implied covenant of good faith and fair dealing, and seeks punitive damages from all defendants. On May 8, 2025, the summons and amended complaint were served on Ambac. On May 29, 2025, Ambac filed a motion to dismiss the amended complaint or, in the alternative, to transfer venue to the Title III court. MBIA Inc., MBIA Insurance Corporation, and National Public Finance Guarantee Corporation (together, "National") filed

Ambac Financial Group, Inc.	28	Second Quarter 2025 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
a joinder to Ambac’s request for transfer on the same day, and subsequently filed their own motion to dismiss on June 18, 2025. Plaintiffs filed their opposition to Ambac’s motion to dismiss or transfer on July 5, 2025. The deadline to file a reply in support of Ambac’s motion is August 8, 2025. Plaintiffs filed their opposition to National’s motion to dismiss on July 25, 2025; the deadline to file a reply in support of National’s motion is August 14, 2025.
CQS (UK) LLP, CQS (US), LLC, Deutsche Bank Securities Inc., FFI Fund Ltd., FYI Fund Ltd., Intermarket Corporation, Deltroit Asset Management (UK) LLP, Mudrick Stressed Credit Master Fund, L.P., Olifant Fund, Ltd., Shenkman Tactical Credit Master Fund LP, Shenkman Opportunistic Credit Master Fund LP, Four Points Multi-Strategy Master Fund, Inc., Shenkman Multi-Asset Credit Select Master Fund LP, and Three Court Master, LP v. Ambac Assurance Corporation and Ambac Financial Group, Inc. (Supreme Court of the State of New York, County of New York, Index No. 651400/2025, filed March 12, 2025) (the "Surplus Note Case"). Plaintiffs, purported owners of surplus notes issued by AAC, filed a complaint alleging that AAC and AFG breached the Settlement Agreement because AAC co-invested in Cirrata V LLC, the acquisition vehicle for Beat, without approval of the OCI. Plaintiffs sought damages in an unspecified amount allegedly sustained as a result of AAC's and AFG's breaches of the Settlement Agreement. On April 7, 2025, defendants filed a motion to dismiss the claims with prejudice. In response to defendants’ motion, the plaintiffs sought leave from the court to amend their complaint, and the amended complaint was filed on April 23, 2025. On May 7, 2025, defendants again filed a motion to dismiss the claims with prejudice, which was fully briefed on May 30, 2025. After oral argument on June 5, 2025, the court ruled from the bench in favor of AAC and AFG, dismissing plaintiffs’ amended complaint in its entirety and with prejudice. Plaintiffs’ deadline to file notice of an appeal was July 18, 2025, and no such notice was filed.
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

Ambac Financial Group, Inc.	29	Second Quarter 2025 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
On January 21, 2020, the presiding Vice Chancellor entered an order consolidating the action with previously filed litigation relating to the Trusts. On February 13, 2020, AAC, the Owner Trustee, the Indenture Trustee, and other parties filed declaratory judgment counterclaims. Several parties, including Plaintiffs and AAC, filed motions for judgment on the pleadings in support of their requested judicial determinations. On August 27, 2020, the Vice Chancellor issued an opinion addressing all of the pending motions for judgment on the pleadings, which granted certain of the parties’ requested judicial determinations and denied others. He deferred judgment on still other declarations pending further factual development. The Vice Chancellor entered a series of stays to facilitate good-faith settlement discussions, the most recent of which was entered on May 2, 2023, and stayed the matter through May 5, 2023. On July 9, 2025, the Administrator filed a status report stating that certain parties continue to negotiate a resolution to some of the pending claims.
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

Ambac Financial Group, Inc.	30	Second Quarter 2025 Form 10-Q

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

Ambac Financial Group, Inc.	31	Second Quarter 2025 Form 10-Q

OVERVIEW
AFG's subsidiaries/businesses are divided into two reportable segments with results for the three and six months ended June 30, 2025, and 2024, as follows:

	Three Months Ended June 30, 2025				Three Months Ended June 30, 2024
($ in thousands)	Specialty Property and Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated	Specialty Property and Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated
Gross premiums written	$96,247			96,247	$111,206			111,206
Net premiums written	15,207			15,207	32,289			32,289
Premiums placed		$249,912		$249,912		$53,418		$53,418

Total revenues	21,390	33,041	$526	54,957	31,828	13,306	$5,904	51,037
Total expenses	20,770	43,214	13,949	77,931	32,925	12,049	20,812	65,786
Pretax income (loss)	620	(10,173)	(13,423)	(22,974)	(1,097)	1,257	(14,908)	(14,749)
EBITDA(2)	620	4,698	(12,983)	(7,663)	(1,097)	2,404	(14,441)	(13,135)
Adjusted EBITDA	681	4,580	(7,771)	(2,508)	(1,023)	2,404	(1,562)	(182)
Net income (loss) attributable to Ambac shareholders	428	$(7,738)	$(13,240)	(20,548)	(1,070)	$1,035	$(14,896)	(14,932)
EBITDA attributable to Ambac shareholders	620	2,513	(12,983)	(9,848)	(1,097)	1,974	(14,441)	(13,565)
Adjusted EBITDA attributable to Ambac common stockholders	$681	2,519	$(7,771)	(4,569)	$(1,023)	1,974	$(1,562)	(612)

	Six Months Ended June 30, 2025				Six Months Ended June 30, 2024
	Specialty Property and Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated	Specialty Property and Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated
Premiums placed		$480,518		$480,518		$143,514		$143,514
Gross premiums written	$183,162			$183,162	$207,628			$207,628
Net premiums written	$33,212			$33,212	$58,536			$58,536

Total revenues	$42,561	$74,039	$1,113	$117,713	$61,370	$31,171	$8,048	$100,588
Total expenses	$40,439	$86,455	$28,901	$155,794	$60,649	$25,902	$32,025	$118,576
Pretax income (loss)	$2,122	$(12,416)	$(27,788)	$(38,081)	$721	$5,269	$(23,977)	$(17,988)
EBITDA (2)	$2,123	$16,781	$(27,044)	$(8,140)	$721	$7,565	$(23,047)	$(14,762)
Adjusted EBITDA	$2,270	$16,692	$(17,759)	$1,205	$849	$7,526	$(7,289)	$1,122
Net income (loss) attributable to Ambac shareholders	$1,852	$(11,135)	$(27,410)	$(36,692)	$644	$4,226	$(23,871)	$(19,002)
EBITDA attributable to Ambac shareholders	$2,123	$9,576	$(27,044)	$(15,345)	$724	$6,215	$(23,048)	$(16,112)
Adjusted EBITDA attributable to Ambac common stockholders	$2,270	$9,611	$(17,759)	$(5,876)	$849	$6,176	$(7,289)	$(228)

Sale of AAC
On June 4, 2024, AFG entered into a stock purchase agreement (the "Purchase Agreement") with American Acorn Corporation (the “Buyer”), a Delaware corporation owned by funds managed by Oaktree Capital Management, L.P., pursuant to which and subject to the conditions set forth therein, AFG will sell all of the issued and outstanding shares of common stock of AAC, a wholly-owned subsidiary of AFG, to Buyer for aggregate consideration of $420 in cash (the "Sale"). The terms of the Sale as contemplated by the Purchase Agreement provide that, at the closing of the Sale (the “Closing”), Buyer will acquire complete common equity ownership of AAC and all of its wholly owned subsidiaries, including Ambac Assurance UK Limited ("Ambac UK"). In connection with and pursuant to the Purchase Agreement, AFG has agreed to issue to Buyer a warrant exercisable for a number of shares of common stock, par value $0.01, of AFG representing 9.9% of the fully diluted shares of AFG’s common stock as of March 31, 2024, pro forma for the issuance of the warrant. The warrant will have an exercise price per share of $18.50 with a six and a half-year term from the date of issuance and will be immediately exercisable. Payment of the exercise price may be settled, at AFG’s option, by way of a cash exercise or by net share settlement. On July 3, 2025, the parties to the Purchase Agreement entered into a letter agreement pursuant to which, among other things, the parties entered into a new agreement with respect to the warrant and amended certain terms of the Investor Rights Agreement (as defined in the Purchase Agreement). The Buyer continues to pursue the final outstanding regulatory approval for the Sale, which would be received only after a hearing, currently scheduled for September 3, 2025, at or prior to which third parties would have an opportunity to object to the Sale. On or prior to August 4, 2025, representatives of certain holders of surplus notes issued by AAC filed motions to intervene in the proceedings. On July 28, 2025, the OCI staff published a memorandum including its recommendation that the Sale be approved. On July 3, 2025, AFG and the Buyer entered into an agreement to, among other matters, extend the term of the Purchase Agreement from July 3, 2025 to December 31, 2025 (subject to an automatic 90-day extension if regulatory approvals have not been obtained), to facilitate the timing of the hearing. The Buyer received approval for the change in control of Ambac UK from the U.K. Prudential Regulation Authority, which expires on October 24, 2025. Refer to Note 5. Discontinued Operation of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2024, for further details on the pending sale of AAC.

Ambac Financial Group, Inc.	32	Second Quarter 2025 Form 10-Q

The anticipated loss on sale included within Net income (loss) from discontinued operations before tax on the Consolidated Statement of Comprehensive Income (Loss) for the six months ended June 30, 2025, and year ended December 31, 2024, was (67,456) and $(570,145), respectively. See Note 3. Discontinued Operation in this report on Form 10-Q for further information.
At Closing, net income will be impacted by reclassification from Accumulated Other Comprehensive Income (Loss) of net unrealized gains (losses) on available-for-sale investment securities, cumulative foreign currency translation adjustments and cumulative credit risk changes of fair value option liabilities attributable to AAC and subsidiaries, which at June 30, 2025, amounted to $(86,828).
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
Results of Operations
Consolidated Results
A summary of our financial results is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Gross premiums written	$96,247	$111,206	$183,162	$207,628
Net premiums written	15,207	32,289	33,212	58,536
Revenues:
Net premiums earned	$16,203	$27,054	$31,881	$52,633
Commissions	30,322	13,221	67,093	30,950
Servicing and other fees	4,472	—	9,436	—
Program fees	3,497	3,328	7,149	5,895
Investment income	2,609	3,763	5,424	7,403
Other	(2,146)	3,671	(3,270)	3,707
Expenses:
Losses and loss adjustment expenses	10,978	23,024	21,474	42,379
Policy acquisition costs	3,699	5,399	7,540	9,823
Commissions	7,403	7,888	17,768	17,710
General and administrative	40,540	27,861	79,071	45,436
Intangible amortization and depreciation	9,741	1,614	18,917	3,228
Interest	5,570	—	11,024	—
Total expenses	77,931	65,786	155,794	118,576
Provision (benefit) for income taxes from continuing operations	(2,172)	(30)	(2,789)	100
Net income (loss) from continuing operations	(20,802)	(14,719)	(35,292)	(18,088)
Net income (loss) from discontinued operations, net of income taxes	(52,151)	14,182
Net income (loss)	(72,953)	(537)
Net (gain) loss attributable to noncontrolling interest	254	(213)	(1,400)	(914)
Net income (loss) attributable to shareholders	$(72,699)	$(750)	$(119,090)	$19,320
Ambac's results for the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024 were impacted by the following:
•Ambac's acquisition of its interests in Beat on August 1, 2024.
•In the fourth quarter of 2024, the pending sale of AAC was determined to qualify for discontinued operations presentation, resulting in its results being reported within discontinued operations. Refer to Note 1. Background and Business Description and Note 5. Discontinued Operation of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2024, and Note 3. Discontinued Operations to the Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further details on the pending sale and results for the three and six months ended June 30, 2025, and 2024.

Ambac Financial Group, Inc.	33	Second Quarter 2025 Form 10-Q

The following paragraphs describe the consolidated results of continuing operations of Ambac and its subsidiaries for the three and six months ended June 30, 2025, and 2024, respectively.
Gross Premiums Written. Gross premiums written decreased $14,959 and $24,466 for the three and six months ended June 30, 2025, compared to the same period in the prior year.
The reduction is primarily driven by the non-renewal of certain programs, including the non-renewal of an assumed non-standard personal auto program, partially offset by growth in existing programs and the addition of new programs.
Net Premiums Written. Net premiums written decreased $17,082 and $25,325 for the three and six months ended June 30, 2025, compared to the same period in the prior year.
The reduction is primarily driven by the non-renewal of certain programs, including an assumed non-standard personal auto program, partially offset by growth in existing programs and the addition of new programs.
Net Premiums Earned. Net premiums earned decreased $10,851 and $20,752 for the three and six months ended June 30, 2025, compared to the same period in the prior year.
The decrease was primarily driven by the non-renewal of certain programs, including an assumed non-standard personal auto program, partially offset by growth in existing programs and the addition of new programs.
Commission Income and Commission Expense. Commission income for the three and six months ended June 30, 2025, was $30,322 and $67,093 compared to $13,221 and $30,950 for the three and six months ended June 30, 2024. Commission income included profit commissions (based on underwriting performance) of $2,266 and $6,957 for the three and six months ended June 30, 2025, and $1,141 $2,323 and for the three and six months ended June 30, 2024, respectively. The increase was primarily driven by the inclusion of profit commissions earned by Beat following the acquisition in August 2024.
For the three and six months ended June 30, 2025, commission expense of $7,403 and $17,768 compared to $7,888 and $17,710 in three and six months ended June 30, 2024, representing approximately 43% and 74% of commission income in each respective period. The decrease in commission expense relative to commission income in 2025 relative to 2024 is primarily a result of the acquisition of Beat. When third parties are paid commissions to obtain business, the majority of Beat's commission income is reported net of any distribution and commission expenses, due to the nature of its program agreements. The majority of the Insurance Distribution Segment's other MGA/Us report their commission income gross of distribution and commission expenses.
Program Fees. Program fee revenues were $3,497 and $3,328 for the three and six months ended June 30, 2025, and 2024, respectively. Program fee revenues represent the recognition of ceding commissions in excess of direct acquisition costs received from reinsurers and minimum fees received from MGA/Us until related programs reach certain levels of premium ceded. Program fees are charged as a percentage of premiums ceded to reinsurers as a component of total ceding commissions. The growth is a function of growth of business and related premiums ceded to reinsurers.
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
Net investment income decreased $1,154 and $1,979 for the three and six months ended June 30, 2025 compared to the prior year periods due to lower Corporate short-term investment balances resulting primarily from the acquisition of Beat, partially offset by higher investment income on short-term investments at the Cirrata companies with the addition of Beat, and growth of the Everspan investment portfolio.
Servicing and Other Fees. Includes revenues earned for providing operational and administrative services to the Lloyd's syndicates managed by Beat as well as certain policy and brokerage fees.
Other Revenues. Other revenues includes (i) net investment gains (losses) on securities sold or called; (ii) investment impairment charges; (iii) foreign exchange gains (losses) from the Insurance Distribution segment; (iv) net gains on derivative contracts resulting from the change in fair value of FX forward contracts used to manage currency risk within the Insurance Distribution segment and (v) fair value changes on warrants to purchase equity of certain development stage companies held by AFG. The net loss for the three and six months ended June 30, 2025, of $(2,146) and $(3,270) was driven primarily by foreign exchange losses on non-functional currency operations. Net gains for the three and six months ended June 30, 2025 were driven by gains from the conversion and early settlement of certain convertible notes, including make-whole payments, partially offset by a write-down in carrying value on an investment in preferred securities that are carried at cost less impairments and net foreign exchange losses.
Losses and Loss Adjustment Expenses (Benefit). Loss and loss adjustment expenses incurred decreased $12,046 and $20,905 for the three and six months ended June 30, 2025, compared to the same period in the prior year.
The lower loss and loss adjustment expenses is primarily due to the shift in mix of business driven by the non-renewal of certain programs, including an assumed non-standard personal auto program in which Everspan was a reinsurer and certain commercial auto programs, partially offset by growth in existing programs and the addition of new programs.

Ambac Financial Group, Inc.	34	Second Quarter 2025 Form 10-Q

General and Administrative Expenses (G&A). The following table provides a summary of G&A expenses for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Compensation	$22,782	$11,083	$45,669	$21,630
Non-compensation	17,756	16,792	33,401	23,932
Total G&A expenses	$40,539	$27,875	$79,070	$45,562
The increase in Compensation G&A expenses during the three and six months ended June 30, 2025, was due to higher compensation costs due to Insurance Distribution acquisitions; offset by lower current year period expenses for performance incentive compensation.
Non-Compensation G&A expenses for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, were driven up by integration expenses related to the acquisition of Beat offset by lower Corporate segment expenses related to M&A transactions. Cost related to restructuring due to the sale of AAC for the three and six months ended June 30, 2025 were $2,918 and $4,737, respectively, and for the three and six months ended June 30, 2024 were $5,203 and $5,337, respectively.
Intangible Amortization and Depreciation. Intangible amortization for the three and six months ended June 30, 2025, was $9,212 and $17,975 compared to $967 and $2,278 in the comparable prior year periods. The increase in other intangible amortization for the three and six months ended June 30, 2025 related to the Beat acquisition.
Interest Expense. Interest expense for the three and six months ended June 30, 2025 was $5,570 and $11,024, related to the short-term debt used in funding the Beat acquisition, entered into during the third quarter of 2024. The company had no debt or interest expenses during the three and six months ended June 30, 2024.
Provision for Income Taxes. The provision (benefit) for income taxes primarily relates to international operations and was $(2,172) and $(2,789) for the three and six months ended June 30, 2025, compared to $(30) and $100 for the three and six months ended June 30, 2024.

Results of Operations by Segment

Specialty Property and Casualty Insurance
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Gross premiums written	$96,247	$111,206	$183,162	$207,628
Net premiums written	15,207	32,289	33,212	58,536
Revenues:
Net premiums earned	$16,203	$27,054	$31,881	$52,633
Program fees	3,497	3,328	7,149	5,895
Investment income	1,748	1,465	3,590	2,864
Other income	(58)	(19)	(59)	(22)
Total	21,390	31,828	42,561	61,370
Expenses:
Losses and loss expenses incurred	10,978	23,024	21,474	42,379
Amortization of deferred acquisition costs, net	3,699	5,399	7,540	9,823
General and administrative expenses	6,093	4,502	11,425	8,446
Total	20,770	32,925	40,439	60,648
EBITDA	$620	$(1,097)	$2,122	$722
Pretax income (loss)	$620	$(1,097)	$2,122	$721

Retention Ratio (1)	15.8%	29.0%	18.1%	28.2%

Loss and LAE Ratio (2)	67.8%	85.1%	67.4%	80.5%
Expense Ratio (3)	38.9%	24.3%	37.1%	23.5%
Combined Ratio (4)	106.7%	109.4%	104.5%	104.0%

Ambac's stockholders equity (5)	$140,919	$119,775
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
The Specialty Property and Casualty Insurance segment has grown significantly since underwriting its first program in May 2021. Twenty-four programs were authorized to issue policies as of June 30, 2025, including Everspan participating on certain programs as a reinsurer. As part of Everspan's focus on improving profitability and capital utilization, Everspan non-renewed certain programs, including a commercial auto program and an assumed non-standard personal auto program in the latter half of 2024, and a commercial auto and a general liability program in 1Q2025. The non-renewals resulted in a reduction in gross and net written premiums, net premiums earned, losses and loss expenses incurred, and a shift in Everspan's retention ratio in the three and six months ended June 30, 2025, compared to three and six months ended June 30, 2024. Partially offsetting these non-renewals are the continued growth in existing programs and addition of new programs. EBITDA and pre-tax income increased in the three and six months ended June 30, 2025

Ambac Financial Group, Inc.	35	Second Quarter 2025 Form 10-Q

compared to June 30, 2024, primarily resulting from lower losses incurred due the non-renewal of certain programs in 2025 and lower loss reserve strengthening in 2025 versus 2024. This is partially offset by a reduction in earned premium related to the non-renewal of these programs.
Consistent with its strategy to generate sustainable and profitable, long-term specialty property and casualty program insurance business with a focus on diverse classes of risks, Everspan may source select programs as a reinsurer. Accessing programs as a reinsurer provides Everspan the ability to diversify its risk profile (temporarily or long-term), efficiently manage its exposure limits and underwrite programs in a cost efficient manner, amongst other benefits. Everspan may participate as a reinsurer on up to 30% of a program, which is in line with its strategy to generally retain up to 30% per program. Participation as a reinsurer will affect the retention ratio as Everspan's portion of assumed premiums is reflected fully in both Gross and Net Premiums Written.
The change in the loss ratio was driven by the shift in mix of business. The three and six months ended June 30, 2025, contained minimal prior years loss strengthening of 1.0% and 1.0%, respectively driven primarily by excess liability loss experience, whereas the three and six months ended June 30, 2024, contained prior years loss strengthening of 6.9% and 5.7%, respectively, which was primarily driven by commercial auto loss experience on programs which have since been non-renewed.
Loss and loss expenses incurred, and Everspan's associated Loss and LAE ratio, may be adversely impacted by economic and social inflation. The impact of inflation on ultimate loss reserves is difficult to estimate, particularly in light of recent disruptions to the judicial system, supply chains and labor markets. Going forward, we may not be able to offset the impact of inflation on our loss costs with sufficient price increases. The estimation of loss reserves may also be more difficult during extreme events, such as a pandemic, or during the persistence of volatile or uncertain economic conditions, due to, amongst other reasons, unexpected changes in behavior of judiciaries, claimants and policyholders, including fraudulent reporting of exposures and/or losses. Due to the inherent uncertainty underlying loss reserve estimates, the final resolution of the estimated liability for loss and loss adjustment expenses will likely be higher or lower than the related loss reserves at the reporting date. In addition, our estimate of losses and loss expenses may change. These additional liabilities or increases in estimates, or a range of either, could vary significantly from period to period.
In addition to the decrease in the Loss and LAE ratio for the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024, there was a decrease in the benefit to acquisition costs resulting from sliding scale commission arrangements with program partners. Such benefit reduced the Specialty Property and Casualty Insurance segments expense ratio by 2.6% and 5.6% for the three months ended June 30, 2025 and 2024, respectively and 1.3% and 5.9% for the six months ended June 30, 2025 and 2024, respectively. Certain Everspan programs were structured to include sliding scale commission arrangements within a loss ratio range. These sliding scale arrangements help mitigate losses, protect underwriting results and limit earnings volatility.
General and administrative costs were higher for the three and six months ended June 30, 2025, relative to the three and six months ended June 30, 2024, due to the mix and net increase of headcount movement, the impact of changes to premium tax accruals ($0.9 million for the three and six months ended June 30, 2026) and legal expenses partially offset by reduced performance on long term incentive compensation.

Insurance Distribution
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Premiums placed	$249,912	$53,418	$480,518	$143,514

Commission income	$30,322	$13,221	$67,093	$30,950
Commission expense	7,403	7,888	17,768	2,278
Net commissions	22,919	5,333	49,325	28,672
Servicing and other fees	4,472	—	9,436	—
Investment income	340	77	716	127
Other revenue	(2,093)	8		94
Expenses:
General and administrative expenses	20,940	3,008	39,489	5,893
EBITDA	4,698	2,410	16,782	7,568
Interest expense	5,570	—	11,024	—
Depreciation	—	14	8	—
Intangible amortization	9,301	1,139	18,064	1,301
Pretax income (loss)	$(10,173)	$1,257	$(12,416)	$7,283

Ambac's stockholders equity (1)	$302,273	$104,618
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
Insurance Distribution pre-tax loss for the three and six months ended June 30, 2025, was $(10,173) and $(12,416) compared to $1,257 and $5,269 for the three and six months ended June 30, 2024. The decrease was primarily driven by an increase in intangible amortization and interest expense related to the Beat acquisition.
During the three months and six months ended June 30, 2025, Insurance Distribution results were negatively impacted by foreign exchange losses, intangible amortization and interest expense related to the Beat acquisition. Post the sale of AAC, which is expected to close in the third quarter of 2025, the short-term debt used to partially finance the Beat acquisition will be repaid and the associated interest expense will no longer be incurred.
The Insurance Distribution segment placed premiums for its carriers are shown below:

Ambac Financial Group, Inc.	36	Second Quarter 2025 Form 10-Q

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Premiums Placed	$249,912	$53,418	$480,518	$143,514
Increase over prior period	$196,494		$337,004
As a percent	367.8%		234.8%

Higher premiums placed were mostly driven by the acquisition of Beat effective July 31, 2024.
For the three months ended June 30, 2025, the increase in premiums placed and changes to the mix of business written led to the growth in commission income and commission expense of 129% and (6)%, respectively.
Business underwritten within our Insurance Distribution business can be seasonal which may result in revenue and earnings concentrations from period to period. As the Insurance Distribution business grows, we make additional acquisitions and launch additional de novo underwriting units, revenue and earnings concentrations may increase or may shift, perhaps meaningfully.
G&A expenses for the three and six months ended June 30, 2025, are $20,940 and $39,489 an increase over three and six months ended June 30, 2024 of 17,932 and $33,596, respectively, as a result of the Beat acquisition in the third quarter of 2024.
Corporate
Corporate consists of our holding company and shared services operations ("Corporate"). Corporate provides financial, technological and human resources to Ambac's two segments and is responsible for the function of AFG as a publicly traded company.
Corporate revenues totaled $526 and $5,904 for the three months ended June 30, 2025 and 2024, respectively and $1,113 and $8,048 for the six months ended June 30, 2025 and 2024, respectively. Corporate revenue is mostly generated from investment of AFG's liquid resources and investment results from its previously made strategic investments, including certain minority investments in MGA/Us and an insurtech fund. Investment revenues comprised of net investment income and net investment gains (losses), including impairments were $521 and $6,757 for the three months ended June 30, 2025 and 2024, respectively and $1,118 and $8,949 for the six months ended June 30, 2025 and 2024, respectively. The declines from 2024 to 2025 are attributable to the use of liquid resources for the acquisition of Beat and net investment gains of $4,536 in the three and six months ended June 30, 2024 related to certain of AFG's strategic investments in MGA/Us..
As a result of the Company reporting the results of operations of AAC as discontinued operations, certain corporate costs charged to AAC have been reported in Net income from continuing operations and included in Corporate expenses for all years presented. Corporate expenses were $13,506 and $20,351 for the three months ended June 30, 2025 and 2024, respectively and $28,901 and $32,025 for the six months ended June 30, 2025 and
2024. Corporate expenses were lower for the three and six months ended June 30, 2025 compared to three and six months ended June 30, 2024 mainly due to lower expenses related to corporate development and the sale of AAC.
LIQUIDITY AND CAPITAL RESOURCES
Holding Company Liquidity
AFG is organized as a legal entity separate and distinct from its operating subsidiaries. AFG's liquidity is primarily dependent on its net assets, excluding the operating subsidiaries that it owns, totaling $84,922 as of June 30, 2025, and secondarily on investment income, distributions, tax and expense sharing payments from its operating subsidiaries and third party capital (e.g. from credit facilities and equity issuance).

	June 30, 2025	December 31, 2024
Cash and short-term investments	$44,863	$74,423
Other investments (1)	29,560	28,117
Other net (liabilities) assets	10,499	16,674
Total	$84,922	$119,214
(1)Includes strategic minority investments in insurance services businesses of $20,618 at June 30, 2025, and December 31, 2024..
The decrease in AFG net assets, excluding its equity investments in subsidiaries, during the first six months of 2025 was driven primarily by net cash outflows from operating and interest expenses in addition to treasury stock purchases, partially offset by interest income and net distributions received from subsidiaries.
•Effective July 31, 2024, AFG closed the acquisition of a 60% controlling interest in Beat. In connection with the acquisition, Cirrata incurred $150,000 of debt maturing in 364 days funded by a global bank (the "Credit Facility"). Repayment of debt under the Credit Facility is guaranteed by AFG. AFG is required to repay this debt upon the closing of the sale of AAC or otherwise refinance such short-term debt with longer-term debt. On June 10, 2025, AFG entered into an agreement to extend the maturity date of the Credit Facility from July 31, 2025, to the earlier of (a) December 31, 2025, and (b) the date that is the three-month anniversary of the termination of the Purchase Agreement.
•AFG's acquisition of Beat was partially funded by AAC's co-investment in the amount of $62,000. Upon the close of the AAC sale, AFG will purchase AAC's co-investment at a price resulting in a 7.5% rate of return per annum to AAC.
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

Ambac Financial Group, Inc.	37	Second Quarter 2025 Form 10-Q

•Everspan's ability to make future dividend payments will mostly depend on its future profitability relative to its capital needs to support growth. Everspan is not expected to pay dividends in 2025. Everspan makes tax payments to AFG in accordance with a Tax Sharing Agreement. For the six months ended June 30, 2025, Everspan paid $1,744 in tax payments to AFG.
•Cirrata does not have any regulatory restrictions on its ability to make distributions. AFG received distributions from Cirrata of $3,118 and $4,650 during the six months ended June 30, 2025 and 2024, respectively.
AFG's principal uses of liquidity are: (i) the payment of G&A expenses, including costs to explore opportunities to grow and diversify Ambac, (ii) making capital investments to acquire, grow and/or capitalize new and/or existing businesses, including through the acquisition of noncontrolling interests as a result of the exercise of outstanding puts and/or calls, and (iii) making investments in technology and other operational infrastructure to improve the operational effectiveness and efficiency of our business and to support its growth. Funding puts, calls and other capital commitments could require payments from AFG, the magnitude of which will ultimately depend on the performance of the underlying businesses, whether or not the puts or calls are exercised, FX rates and other considerations of approximately $300,000 through 2030. AFG seeks to fund these potential puts and calls from internal resources, but may seek to raise additional short-term or long-term funding or capital sources depending on a number of considerations, including distribution levels from subsidiaries, the potential for additional acquisitions, other capital investment demands, and other considerations. AFG may also provide short-term financial support, primarily in the form of loans, to its operating subsidiaries to support their operating requirements.
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
Cash Held at Banks
Ambac maintains cash and investment accounts, including premium trust accounts, at depository institutions in amounts in excess of the limits insured by the FDIC and in countries other than the U.S. Ambac's cash balances held at banks were $36,407 as of June 30, 2025, including cash of Ambac's insurance distribution subsidiaries held in regional banks of $35,085 as of June 30, 2025.
Consolidated Cash Flow Statement Discussion
The following table summarizes the net cash flows for the periods presented.

Six Months Ended June 30,	2025	2024
Cash provided by (used in):
Operating activities	$(10,463)	$27,481
Investing activities	18,030	(19,826)
Financing activities	(9,747)	(1,732)
Foreign exchange impact on cash and cash equivalents	475	(65)
Net cash flow	$(1,705)	$5,858
Operating Activities for Continuing Operations
Operating cash flows during the six months ended June 30, 2025 and 2024, was $(10,463) and $27,481, respectively. Operating cash flows for the six months ended June 30, 2025, were adversely impacted by G&A expenses paid and interest on short-term borrowing, an increase in reinsurance recoverable, partially offset by cash collections from both the specialty P&C and insurance distribution businesses.
Future operating flows will primarily be impacted by net premium collections, commission and fee income and investment income receipts, G&A expenses, commission expenses, net claim and loss expense payments and interest payments on debt.

Ambac Financial Group, Inc.	38	Second Quarter 2025 Form 10-Q

Investing Activities for Continuing Operations
Investing activities for the six months ended June 30, 2025 were primarily driven by changes in short-term investments.
Future investing cash flows will be primarily dependent on the sale of AAC, potential acquisitions, the exercise of puts and calls related to non-controlling interests and the purchase and sale of securities.
Financing Activities for Continuing Operations
Financing activities for the six months ended June 30, 2025, included purchases of common stock of $3,301.
Future financing cash flows will be primarily impacted by paydowns and maturities of debt, new borrowings, capital management activity and distributions to noncontrolling interests.
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
BALANCE SHEET
Total assets increased by $464,008 from December 31, 2024, to $8,522,386 at June 30, 2025, primarily due to the increase in reinsurance recoverables associated with the growth of the specialty P&C businesses and the increase in Assets held-for-sale as further described below.
Total liabilities increased by approximately $440,821 from December 31, 2024, to $7,303,678 as of June 30, 2025, primarily due to an increase in loss and loss adjustment expense reserve and ceded premium payables from the specialty P&C businesses and liabilities held-for-sale as further described below.
As of June 30, 2025, total Ambac Financial Group stockholders’ equity was $859,839, compared with total stockholders’ equity of $856,906 at December 31, 2024. The increase was primarily driven by foreign currency translation gains of $107,877 (net of the NCI impact of $25,827) and unrealized fixed maturity securities gains of $13,959, offset by a net loss of $119,090.
Discontinued Operation:
Assets and Liabilities Held-for-Sale. Assets held-for-sale increased to $6,592,417 at June 30, 2025, from $6,267,200 as December 31, 2024. The increase is primarily due to the impact of exchange rates as the British Pound Sterling strengthened driving an increased value in British Pound Sterling assets partially offset by an increase in the valuation allowance for the loss on disposal of AAC of $67,456. Liabilities held-for-sale increased to $6,213,024 at June 30, 2025, from $5,887,685 as December 31, 2024, primarily due to a the impact of exchange rates on balances denominated in British Pound Sterling.
Continuing Operations:
The following discusses changes in assets, liabilities and stockholders' equity, excluding assets and liabilities held-for-sale related to the pending sale of AAC, as of June 30, 2025, compared to December 31, 2024.
Investment Portfolio
Ambac's investment portfolio is managed under established guidelines designed to meet the investment objectives of Everspan Group and AFG. The Insurance Distribution businesses investments are limited to money market funds and U.S. Government Treasury bonds. Refer to "Description of the Business – Investments and Investment Policy" located in Part I. Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, for further description of Ambac's investment policies and applicable regulations.
The following table summarizes the composition of Ambac’s investment portfolio, at carrying value at June 30, 2025, and December 31, 2024:

	June 30, 2025				December 31, 2024
	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consolidated	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consolidated

Fixed maturity securities	$159,879	$—	$1,456	$161,335	$157,020	$—	$—	$157,020
Short-term	34,998	32,949	34,773	102,720	35,727	27,435	64,439	127,601
Other investments	—	89	28,104	28,193	—	176	28,117	28,293
Total investments	$194,877	$33,038	$64,333	$292,248	$192,247	$27,611	$92,556	$312,914

Ambac invests in various asset classes in its fixed maturity securities portfolio. Refer to Note 4. Investments to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for information about fixed maturity securities and other investments by asset class.

Ambac Financial Group, Inc.	39	Second Quarter 2025 Form 10-Q

The following charts provide the ratings distribution of the fixed maturity investment portfolio based on fair value at June 30, 2025, and December 31, 2024. Ratings represent the lower of ratings provided by S&P and Moody's when ratings are available from both agencies.

Premium Receivables
Ambac's premium receivables increased to $71,875 at June 30, 2025, from $57,222 at December 31, 2024. The increase is primarily due to growth in the Specialty P&C Insurance Segment, including receivables related to the programs where Everspan participates as a reinsurer.
Commission and fees receivable
Ambac's commission and fee receivables increased to $72,619 at June 30, 2025, from $55,377 at December 31, 2024. The increase is primarily due to growth in the Insurance Distribution Segment and the Beat acquisition.
Reinsurance Recoverable on Paid and Unpaid Losses
Ambac has reinsurance in place pursuant to surplus share treaty and facultative agreements. As of June 30, 2025, and December 31, 2024, reinsurance recoverable on paid and unpaid losses were $376,445 and $306,191, respectively, increasing primarily due to growth in the Specialty P&C Insurance Segment. To minimize its exposure to losses from reinsurers, Ambac (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties under certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised in the event of rating agency downgrades of a reinsurer (among other events and circumstances). Those reinsurance counterparties that do not currently post collateral are well capitalized, highly rated, authorized capacity providers. Ambac benefited from letters of credit and collateral amounting to approximately $67,265 from its reinsurers at June 30, 2025.  Additionally, while legacy liabilities from Specialty P&C acquisitions were fully ceded to certain reinsurers, Everspan also benefits from an unlimited, uncapped indemnity from the respective sellers to mitigate any residual risk to these reinsurers.
Intangible Assets, net of Accumulated Depreciation
Intangible assets primarily include (i) intangible assets established as part of acquisitions in the Insurance Distribution business of $324,636 at June 30, 2025 and (iii) indefinite-lived intangible assets in the Specialty P&C business as part of its acquisitions of $11,213 at June 30, 2025.
As of June 30, 2025, and December 31, 2024, intangible assets were $353,904 and $344,775, respectively. The increase is driven by foreign exchange rates (appreciation of the British pound), partially offset by amortization of $17,975.
Goodwill
As of June 30, 2025, and December 31, 2024, goodwill totaled $451,808 and $418,234 respectively. The increase is primarily driven by foreign exchange rates (appreciation of the British pound). All of the goodwill was assigned to the Insurance Distribution segment.
Liabilities
Loss and Loss Adjustment Expense Reserves
Loss and loss adjustment expense reserves are estimates of the ultimate liability for unpaid losses and loss expenses for claims that have been reported and claims that have been incurred, but not yet reported as of the balance sheet date.
Loss and loss adjustment expense reserves by line of business were as follows as of June 30, 2025, and December 31, 2024

	June 30, 2025		December 31, 2024
Line	Gross	Net	Gross	Net
Commercial auto	$148,616	$25,255	$158,472	$28,720
Excess liability	74,404	10,772	50,248	6,571
General liability	52,081	10,428	35,211	8,286
Workers compensation	16,604	16,604	14,465	14,465
Non-standard personal auto	7,051	6,656	12,689	12,185
Professional Liability	27,853	2,020	17,698	1,807
Surety	12,250	—	11,217	6
Unallocated loss adjustment expense reserves	14,066	5,898	12,238	6,578
Other (1)	31,044	922	36,826	363
Loss and Loss Expense Reserves	$383,969	$78,555	$349,064	$78,980
(1)Includes $27,629 and $0 loss and loss expense reserves on a gross and net of reinsurance basis at June 30, 2025 and $35,146 and $0 loss and loss expense reserves on a gross and net of reinsurance basis at December 31, 2024 related to legacy liabilities obtained from the acquisitions of Providence Washington Insurance Company, Greenwood Insurance Company and Consolidated

Ambac Financial Group, Inc.	40	Second Quarter 2025 Form 10-Q

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
Short and Long-term Debt
Ambac borrowed under a short-term credit facility to provide partial funding of the acquisition of Beat in 2024. The carrying value of this short term debt is $150,000 as of June 30, 2025, and December 31, 2024. This short-term debt will be repaid from the proceeds of the sale of AAC.
Commission Payable
Commission payables are commissions due to sub producers for placing insurance contracts on behalf of the MGAs and amounts due to UK Syndicates that provide advanced commissions to fund short term liquidity needs for MGAs. Commission payable at June 30, 2025, and December 31, 2024 was $96,875 and $71,431, respectively. The increase is primarily due to higher advance commissions due to Syndicates.
Redeemable Noncontrolling Interest (NCI)
The minority equity interests of Beat's majority owned MGA/Us were classified within nonredeemable NCI at December 31, 2024. During the three months ended March 31, 2025, Ambac entered into put options on certain of these minority interests that are embedded in the underlying equity instruments. As a result, the minority interests were reclassified from nonredeemable to redeemable and remeasured at fair value including the put options, increasing redeemable NCI by $42,180. Other changes to redeemable NCI during the three and six months ended June 30, 2025, relate primarily to the allocation of financial results to the minority interests, revaluation to redemption value where applicable, reclassification of certain interests to nonredeemable due to the expiration of related put options, the exercise of certain put options and the impact of foreign currency translation.
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
Everspan Indemnity Insurance Company
Everspan Indemnity Insurance Company’s (EIIC) statutory policyholder surplus was $126,488 at June 30, 2025, as compared to $125,202 at December 31, 2024. The increase in surplus was driven by net income at Everspan Indemnity Insurance Company, including its subsidiaries, of $1,093 during the six months ended June 30, 2025. Each of Everspan's insurance carriers are a direct or indirect wholly-owned subsidiary of EIIC and therefore are included in EIIC's statutory policyholder surplus.
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

Ambac Financial Group, Inc.	41	Second Quarter 2025 Form 10-Q

EBITDA — EBITDA is net income (loss) from continuing operations before interest expense, income taxes, depreciation and amortization of intangible assets.
EBITDA Margin — EBITDA divided by total revenues.
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

	Three Months Ended June 30, 2025				Three Months Ended June 30, 2024
	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated
Net income (loss) (Continuing Operations)	$428	$(7,992)	$(13,240)	$(20,802)	$(1,070)	$1,248	$(14,896)	$(14,719)
Adjustments:
Add: Interest expense	—	5,570	—	5,570	—	—	—	—
Add: Income tax expense	192	(2,181)	(183)	(2,172)	(27)	9	(12)	(30)
Add: Depreciation	—	—	440	440	—	14	461	475
Add: Intangible amortization	—	9,301	—	9,301	—	1,139	—	1,139
EBITDA	620	4,698	(12,983)	(7,663)	(1,097)	2,404	(14,441)	(13,135)
Add: Impact of noncontrolling interests	—	(2,185)	—	(2,185)	—	(430)	—	(430)
EBITDA to shareholders	620	2,513	(12,983)	(9,848)	(1,097)	1,974	(14,441)	(13,565)
Net income margin	2.0%	(24.2)%	(2517.1)%	(37.9)%	(3.4)%	9.4%	(252.3)%	(28.8)%
Net income margin to Ambac shareholders	2.0%	(23.4)%	(2517.1)%	(37.4)%	(3.4)%	9.4%	(252.3)%	(28.8)%
EBITDA margin	2.9%	14.2%	(2468.3)%	(13.9)%	(3.4)%	18.1%	(244.6)%	(25.7)%
EBITDA margin to Ambac shareholders	2.9%	7.6%	(2468.3)%	(17.9)%	(3.4)%	14.8%	(244.6)%	(26.6)%
Add: Acquisition and integration related expenses	—	375	399	774	—	—	10,404	10,404
Add: Equity-based compensation expense	61	67	1,895	2,023	74	—	1,747	1,821
Add: Severance and restructuring expense	—	31	2,918	2,949	—	—	5,203	5,203
Add: Other non-operating (income) losses	—	(591)	—	(591)	—	—	(4,475)	(4,475)
Adjusted EBITDA	$681	$4,580	$(7,771)	$(2,508)	$(1,023)	$2,404	$(1,562)	$(182)
Adjusted EBITDA attributable to Ambac shareholders	$681	$2,519	$(7,771)	$(4,569)	$(1,023)	$1,974	$(1,562)	$(612)
Adjusted EBITDA Margin	3.2%	13.9%	(1477.4)%	(4.6)%	(3.2)%	18.1%	(26.5)%	(0.4)%
Adjusted EBITDA Margin to Ambac shareholders	3.2%	7.6%	(1477.4)%	(8.3)%	(3.2)%	14.8%	(26.5)%	(1.2)%

Ambac Financial Group, Inc.	42	Second Quarter 2025 Form 10-Q

	Six Months Ended June 30, 2025				Six Months Ended June 30, 2024
	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated
Net income (loss) (Continuing Operations)	$1,852	$(9,735)	$(27,410)	$(35,292)	$642	$5,142	$(23,871)	$(18,088)
Adjustments:
Add: Interest expense	—	11,024	—	11,024	—	—	—	—
Add: Income tax expense	270	(2,681)	(378)	(2,789)	79	127	(106)	100
Add: Depreciation	—	109	744	853	—	21	926	947
Add: Intangible amortization	—	18,064	—	18,064	—	2,278	—	2,278

EBITDA	2,123	16,781	(27,044)	(8,140)	721	7,565	(23,047)	(14,762)
Add: Impact of noncontrolling interests	—	(7,205)	—	(7,205)	—	(1,350)	—	(1,350)
EBITDA to shareholders	2,123	9,576	(27,044)	(15,345)	724	6,215	(23,048)	(16,112)
Net income margin	4.4%	(13.1)%	(2462.9)%	(30.0)%	1.0%	16.5%	(296.6)%	(18.0)%
Net income margin to Ambac shareholders	4.4%	(15.0)%	(2462.9)%	(31.2)%	1.1%	16.4%	(296.6)%	(18.0)%
EBITDA margin	5.0%	22.7%	(2430.0)%	(6.9)%	1.2%	24.3%	(286.4)%	(14.7)%
EBITDA margin to Ambac shareholders	5.0%	12.9%	(2430.0)%	(13.0)%	1.2%	19.9%	(286.4)%	(16.0)%
Add: Acquisition and integration related expenses	—	375	1,081	1,456	—	—	10,973	10,973
Add: Equity-based compensation expense	147	67	3,469	3,683	125	—	3,876	4,001
Add: Severance and restructuring expense	—	60	4,737	4,797	—	—	5,337	5,337
Add: Other non-operating (income) losses	—	(591)	—	(591)	—	—	(4,427)	(4,427)
Adjusted EBITDA	$2,270	$16,692	$(17,759)	$1,205	$849	$7,526	$(7,289)	$1,122
Adjusted EBITDA attributable to Ambac shareholders	$2,270	$9,611	$(17,759)	$(5,876)	$849	$6,176	$(7,289)	$(228)
Adjusted EBITDA Margin	5.3%	22.5%	NM	(4.6)%	1.4%	24.1%	NM	1.1%
Adjusted EBITDA Margin to Ambac shareholders	5.3%	13.0%	NM	(8.3)%	1.4%	19.8%	NM	(0.2)%

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
Organic revenue growth rate to Total revenue growth rate, the most directly comparable GAAP measure, for each of the periods indicated is as follows (in percentages):

Three Months Ended June 30,	2025	2024	% Growth
Total Insurance Distribution revenue & growth percentage (1)	$33,041	$13,306	148.3%
Less: Acquired revenues	(18,923)
Less: Profit commission and contingent commission income	(2,266)	(1,141)
Total Organic Revenue & Growth Percentage	$11,852	$12,165	(2.6)%

Six Months Ended June 30,	2025	2024	% Growth
Total Insurance Distribution revenue & growth percentage (1)	$74,039	$31,171	137.5
Less: Acquired revenues	(38,893)	—
Less: Profit commission and contingent commission income	(6,957)	(2,323)
Total Organic Revenue & Growth Percentage	$28,189	28,848	(2.3)%

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

Ambac Financial Group, Inc.	43	Second Quarter 2025 Form 10-Q

	Three Months Ended June 30,
	2025				2024
	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated
Net income (loss) (Continuing Operations)	$428	$(7,992)	$(13,240)	$(20,802)	$(1,070)	$1,248	$(14,896)	$(14,719)
Adjustments:
Add: Acquisition and integration related expenses	—	375	399	774	—	—	10,404	10,404
Add: Intangible amortization	—	9,301	—	9,301	—	1,139	—	1,139
Add: Equity-based compensation expense	61	67	1,895	2,023	74	—	1,747	1,821
Add: Severance and restructuring expense	—	31	2,918	2,949	—	—	5,203	5,203
Add: Other non-operating (income) losses	—	(591)	—	(591)	—	—	(4,475)	(4,475)
Adjusted net income (loss) before tax and NCI	489	1,191	(8,028)	(6,348)	(996)	2,387	(2,017)	(627)
Income tax effects	(15)	(1,892)	15	(1,892)	—	—	—	—
Adjusted net income (loss) before NCI	474	(701)	(8,013)	(8,240)	(996)	2,387	(2,017)	(627)
Net (income) loss attributable to noncontrolling interest	—	(2,312)	—	(2,312)	—	(430)	—	(430)
Adjusted net income (loss) attributable to shareholders	$474	$(3,013)	$(8,013)	$(10,552)	$(996)	$1,957	$(2,017)	$(1,057)

	Three Months Ended June 30,
	2025				2024
	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated
Net income (loss) margin	1.9%	(24.0)%	(11927.9)%	(37.4)%	(3.4)%	9.4%	(252.3)%	(28.8)%
Adjusted Net income (loss) attributable to Ambac stockholders margin	2.1%	(9.0)%	(7218.9)%	(19.0)%	(3.1)%	14.7%	(34.2)%	(2.1)%

	Six Months Ended June 30,
	2025				2024
	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated
Net income (loss) (Continuing Operations)	$1,852	$(9,735)	$(27,410)	$(35,292)	$642	$5,142	$(23,871)	$(18,088)
Adjustments:
Add: Acquisition and integration related expenses	—	375	1,081	1,456	—	—	10,973	10,973
Add: Intangible amortization	—	18,064	—	18,064	—	2,278	—	2,278
Add: Equity-based compensation expense	147	67	3,469	3,683	125	—	3,876	4,001
Add: Severance and restructuring expense	—	60	4,737	4,797	—	—	5,337	5,337
Add: Other non-operating (income) losses	—	(591)	—	(591)	—	—	(4,427)	(4,427)
Adjusted net income (loss) before tax and NCI	2,000	8,240	(18,123)	(7,883)	770	7,308	(8,113)	(36)
Income tax effects	(15)	(1,892)	15	(1,892)	—	—	—	—
Adjusted net income (loss) before NCI	1,985	6,348	(18,108)	(9,775)	770	7,308	(8,113)	(36)
Net (income) loss attributable to noncontrolling interest	—	(6,812)	—	(6,812)	—	(1,350)	—	(1,350)
Adjusted net income (loss) attributable to common shareholders	$1,985	$(464)	$(18,108)	$(16,587)	$770	$5,958	$(8,113)	$(1,386)

	Six Months Ended June 30,
	2025				2024
	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated
Net income (loss) margin	8.3%	(29.2)%	(24695.5)%	(63.4)%	1.1%	16.1%	(296.6)%	(18.1)%
Adjusted Net income (loss) attributable to Ambac stockholders margin	8.9%	(1.4)%	(16315.3)%	(29.8)%	1.3%	19.1%	(100.8)%	(1.4)%

Item 3.    Quantitative and Qualitative Disclosure About Market Risk
As of June 30, 2025, there are no material changes in the market risks that the Company is exposed to compared to December 31, 2024.
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

Ambac Financial Group, Inc.	44	Second Quarter 2025 Form 10-Q

10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on its evaluation, Ambac’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, Ambac’s disclosure controls and procedures were effective.
Under guidelines established by the SEC, companies are permitted to exclude certain acquisitions from their first assessment of internal control over financial reporting following the date of acquisition. Based on those guidelines, management’s assessment of the effectiveness of Ambac Financial Group Inc.'s internal control over financial reporting at June 30, 2025, excluded certain processes of Beat Capital Partners Limited which were not integrated into the Company’s existing internal control over financial reporting environment at June 30, 2025. The excluded Beat Capital Partners Limited processes represented approximately 6% of the Company’s total assets at June 30, 2025 and approximately 41% of the Company’s total revenue for the six months ended June 30, 2025. Management has formally incorporated Beat into Ambac's program for internal control over financial reporting effective August 1, 2025. Accordingly, Beat will be in the scope of management's control assessments beginning with the third quarter of 2025.
Effective January 1, 2025, Ambac Financial Group, Inc. changed the general ledger and consolidation system and certain related processes used for a substantial portion of its continuing operations. As part of its implementation, the Company evaluated the impact of this new system on its internal control over financial reporting and made changes to controls and procedures where necessary. There were no other changes in our internal control over financial reporting during the first six months of 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The closing of the AAC Sale is conditioned on, among other things, the receipt of specified regulatory approvals. Regulatory approvals may not be received or may lapse, or the receipt or renewal of such approvals may be substantially delayed, due to objections, litigation, the need for additional process, information or review, or other factors. It is also possible that one or more other conditions to the closing of the AAC Sale is not satisfied, or that the parties are prevented from closing by law or by order of a court or other governmental authority.
In addition, the purchase agreement relating to the AAC Sale (the "Purchase Agreement") provides for certain termination rights. Buyer and AFG may terminate the Purchase Agreement by mutual written agreement at any time prior to the closing date. In addition, either Buyer or AFG may terminate the Purchase Agreement at any time prior to the closing by giving written notice to the other party if
•the closing has not been consummated on or before December 31, 2025 (the "End Date"); provided, however, that if the closing has not occurred solely due to the failure to obtain applicable governmental and regulatory approvals from the authorities including, but not limited to, the OCI, the End Date will be automatically extended for an additional ninety (90) days and the parties agree to continue to use their respective reasonable best efforts to satisfy such conditions to closing; provided, further, that the right to terminate the Purchase Agreement for the foregoing is not available to any party whose breach of any provision of the Purchase Agreement results in the failure of the closing to be consummated; or
•(i) applicable law makes the consummation of the closing illegal or otherwise prohibited or (ii) any judgment, injunction, order or decree of any governmental authority enjoins Buyer and AFG from consummating the closing.
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

Ambac Financial Group, Inc.	45	Second Quarter 2025 Form 10-Q

AAC Sale will be terminated or reduce the benefits we expect to achieve.
Risks Related to the Company's Business
Catastrophic events may cause volatility of net income and comprehensive income primarily through changes to loss reserves, which may not be adequate to cover potential losses, and declines in revenues. Revenue may be adversely impacted by reduced business activity and lower sliding scale and profit commissions.
Catastrophic events, whether natural or man-made, including natural disasters and environmental and public health events that result in material disruption of economic activity, loss of human life or significant property damage, can have a materially negative impact on our financial and operational performance.
Public health crises and/or natural disasters can cause economic and financial disruptions that may adversely affect our business and results of operations.
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
Everspan may be exposed to losses arising out of unpredictable catastrophic events both natural and man-made. These events include hurricanes, earthquakes, windstorms, floods, wildfires, and severe winter weather, terrorist attacks, wars, political unrest, explosions, cyber-attacks, nuclear, biological, chemical or radiological events and infrastructure failures. A severe single catastrophe or a series of such events could result in losses exceeding Everspan’s reinsurance protection and may have a material adverse impact on our results of operations or financial condition.
Catastrophic events can lead to significant volatility in the markets in which we operate in addition to the global financial markets. Disruptions to these markets could result in a decline in business activity, increased claims, reduced underwriting capacity from insurance companies, reinsurers and other capital providers upon which our P&C businesses are reliant. Catastrophic events may also interrupt the operations of our agents and business partners that distribute our P&C insurance products. Profit commissions and contingent commissions related to certain of our P&C business lines may also be adversely impacted by catastrophic losses. Individually and/or collectively, these results may have a material adverse impact on our results of operations and financial condition.
These events could result in decreased business activity, increased claims and losses, and reduced underwriting capacity from our capacity providers potentially making it more difficult for Everspan and our MGAs to place coverage. Moreover, such disasters may disrupt public and private infrastructure, including communication networks and financial systems, which could disrupt our normal business operations. Any increases in loss ratios due to natural or man-made disasters could impact our profit or contingent commissions.
Further, we use internally developed and third-party vendor tools and models to assess exposure to losses, including catastrophic losses. However, these tools are subject to inherent limitations and may not accurately predict future losses or loss development. Limitations in these tools and models may adversely affect our results of operations and financial condition.
Our Insurance Distribution businesses, results of operations, financial condition and liquidity may be materially adversely affected by certain potential claims or proceedings.
Our owned MGA/Us and insurance brokerage operating subsidiaries are subject to various potential claims and other proceedings, including those relating to alleged errors and omissions in connection with the placement or servicing of insurance and/or the provision of services in the ordinary course of business, of which we cannot, and likely will not be able to, predict the outcome with certainty. Because our MGA/Us and insurance brokerage operating subsidiaries often assist customers with matters involving substantial amounts of money, including the placement of insurance and the handling of related claims, customers may assert, errors and omissions and, other claims against all or part of the amounts in question. Also, the failure of an insurer with whom our MGA/Us and insurance brokerage operating subsidiaries place business could result in errors and omissions claims against it by its customers, which could adversely affect Ambac’s results of operations and financial condition. Claimants may seek large damage awards, and these claims may involve potentially significant legal costs and damages. In addition, regardless of monetary costs, these matters could have a material adverse effect on our reputation and cause harm to carrier, customer or employee relationships, or divert personnel and management resources.
Risks Related to the Capital, Liquidity and Credit Markets
AFG and the Insurance Distribution business have substantial indebtedness, which could adversely affect our financial condition, operational flexibility and our ability to obtain financing in the future
We financed the acquisition of Beat in part through the issuance of $150,000 of new indebtedness, which is guaranteed by AFG (the “Credit Facility”). The debt incurred under the Credit Facility matures on December 31, 2025. The obligations of AFG and its subsidiaries under the Credit Facility are secured on a first-priority basis by (i) a pledge of all of the capital stock of Everspan Holdings, LLC and (ii) a pledge of all of the capital stock of Beat.
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

Ambac Financial Group, Inc.	46	Second Quarter 2025 Form 10-Q

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a)    Unregistered Sales of Equity Securities — No matters require disclosure.
(b)    Purchases of Equity Securities By the Issuer and Affiliated Purchasers
When restricted stock unit awards issued by Ambac vest or settle, they become taxable compensation to employees. Shares may be withheld to cover the employee's portion of withholding taxes. In the second quarter of 2025, Ambac purchased shares from employees that settled restricted stock units to meet employee tax withholdings.

	Apr-2025	May-2025	Jun-2025	Second Quarter 2025
Total Shares Purchased (1)	—	—	—	—
Average Price Paid Per Share	$—	$—	$—	$—
Total Number of Shares Purchased as Part of Publicly Announced Plan	—	27,400	—	27,400
Maximum Dollar Value That may Yet be Purchased Under the Plan				$35,001

On November 12, 2024, Ambac’s Board of Directors authorized a share repurchase program, under which Ambac may opportunistically repurchase up to $50,000 of the Company’s common shares at management’s discretion over the period ending on December 31, 2026.
The following table shows shares repurchased by year.

($ in thousands, except per share)	Year Ended December 31,			YTD 2025
	2022	2023	2024
Shares repurchased	1,605,316	325,068	937,141	292,191
Total cost	$14.2	$4.5	$11.7	$3.3
Average purchase price per share	$8.86	$13.88	$12.48	$11.29
Unused authorization amount				$35,001
Item 3.    Defaults Upon Senior Securities — No matters require disclosure.
Item 5.    Other Information — In the last fiscal quarter, none of our directors or executive officers adopted, terminated, or modified any Rule 10b5-1 trading arrangement, or any non-Rule 10b5-1 trading arrangement.
At the 2025 Annual Meeting of Stockholders held on May 28, 2025, the Company's stockholders recommended, by a non-binding advisory vote, that a stockholder vote to approve the

Ambac Financial Group, Inc.	47	Second Quarter 2025 Form 10-Q

compensation of our named executive officers should occur every year. In accordance with the stockholders' recommendation, the Company has determined that an advisory vote on the compensation of our named executive officers will be conducted every year, until the next required vote on the frequency of stockholder votes on the compensation of our named executive officers.
No other matters require disclosure.
Item 6.    Exhibits

Exhibit Number	Description
Other exhibits, filed or furnished, as indicated:
10.1
First Amendment to the Stock Purchase Agreement, by and between Ambac Financial Group, Inc. and American Acorn Corporation, dated as of July 3, 2025 (incorporated herein by reference to exhibit 2.1 in the Current Report on Form 8-K filed on July 7, 2025).

10.2
Letter Agreement, by and between Ambac Financial Group, Inc. and American Acorn Corporation, dated as of July 3, 2025 (incorporated herein by reference to exhibit 10.1 in the Current Report on Form 8-K filed on July 7, 2025).

10.3+	First Amendment dated as of June 10, 2025 to the Credit Agreement, by and between Ambac Financial Group, Cirrata V LLC, Cirrata Group, LLC, Cirrata V UK Ltd and UBS AG, dated as of August 1, 2024.
10.4+	Form of 2025 Performance Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. LeBlanc, Trick, Ksenak, McGinnis and Ms. Smith.
10.5+	Form of 2025 Restricted Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. LeBlanc, Trick, Ksenak, McGinnis and Ms. Smith.
31.1+	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.
31.2+	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.
32.1++	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags or embedded within the Inline XBRL document

+ Filed herewith. ++ Furnished herewith.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBAC FINANCIAL GROUP, INC.

Dated:	August 7, 2025	By:	/s/ DAVID TRICK
		Name:	David Trick
		Title:	Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

Ambac Financial Group, Inc.	48	Second Quarter 2025 Form 10-Q