Form 10-Q
period 2025-09-30
AMBAC FINANCIAL GROUP INC
filed 2025-11-10
CIK 874501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2025

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
As of November 7, 2025, 43,812,035 shares of common stock, par value $0.01 per share, of the Registrant were outstanding.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995					1

Item Number		Page	Item Number		Page
PART I. FINANCIAL INFORMATION			PART I (CONTINUED)
1	Unaudited Consolidated Financial Statements of Ambac Financial Group, Inc. and Subsidiaries			U.S. Insurance Statutory Basis Financial Results	42
	Consolidated Balance Sheets (Unaudited)	2		Non-GAAP Financial Measures	42
	Consolidated Statements of Total Comprehensive Income (Loss) (Unaudited)	3	3	Quantitative and Qualitative Disclosures About Market Risk	45
	Consolidated Statements of Stockholders' Equity (Unaudited)	5	4	Controls and Procedures	45
	Consolidated Statements of Cash Flows (Unaudited)	7
	Notes to Unaudited Consolidated Financial Statements	8	PART II. OTHER INFORMATION
2	Management's Discussion and Analysis of Financial Condition and Results of Operations	31	1	Legal Proceedings	45
	Overview	32	1A	Risk Factors	46
	Critical Accounting Policies and Estimates	33	2	Unregistered Sales of Equity Securities and Use of Proceeds	55
	Results of Operations	33	3	Defaults Upon Senior Securities	56
	Liquidity and Capital Resources	37	5	Other Information	56
	Balance Sheet	39	6	Exhibits	56
	Accounting Standards	42	SIGNATURES		56

Ambac Financial Group, Inc.	i	Third Quarter 2025 Form 10-Q

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
Any or all of management’s forward-looking statements here or in other publications may turn out to be incorrect and are based on management’s current belief or opinions. Ambac Financial Group’s (“AFG”) and its subsidiaries’ (collectively, “Ambac” or the “Company”) actual results may vary materially, and there are no guarantees about the performance of Ambac’s securities. Among events, risks, uncertainties or factors that could cause actual results to differ materially are: (1) the high degree of volatility in the price of AFG’s common stock; (2) uncertainty concerning the Company’s ability to achieve value for holders of its securities from the specialty property and casualty insurance business, the insurance distribution business, or related businesses; (3) greater than expected underwriting losses in the Company’s specialty property and casualty insurance business resulting in inadequacy of loss and loss expense reserves and the possibility that changes in reserves may result in further volatility of earnings or financial results; (4) credit risk throughout Ambac’s business, including but not limited to issuers of securities in our investment portfolios, and exposures to reinsurers; (5) our inability to achieve investment objectives; (6) the Company’s inability to generate the significant amount of cash needed to service its debt and financial obligations, and its inability to refinance its indebtedness; (7) the Company’s indebtedness could adversely affect the Company’s financial condition and operating flexibility; (8) Ambac may not be able to obtain financing, refinance its outstanding indebtedness, or raise capital on acceptable terms or at all due to its outstanding indebtedness and financial condition; (9) failure of specialty insurance program partners to properly market, underwrite or administer policies; (10) inability to obtain reinsurance coverage on economic terms; (11) loss of key relationships for production of business in specialty property and casualty and insurance distribution businesses or the inability to secure such additional relationships to produce expected results; (12) the impact of catastrophic public health, environmental or natural events, or global or regional conflicts; (13) the risk that Ambac’s risk management policies and practices do not anticipate certain risks and/or the magnitude of potential for loss; (14) restrictive covenants in agreements and instruments that impair Ambac’s ability to pursue or achieve its business strategies; (15) disagreements or disputes with Ambac's insurance regulators; (16) risks attendant to the change in composition of securities in Ambac’s investment portfolio; (17) adverse impacts from changes in prevailing interest rates; (18) events or circumstances that result in the impairment of our intangible assets and/or goodwill that was recorded in connection with Ambac’s acquisitions; (19) the risk of litigation, regulatory inquiries, investigations, claims or proceedings, and the risk of adverse outcomes in connection therewith; (20) the Company’s ability to adapt to the rapid pace of regulatory change; (21) actions of stakeholders whose interests are not aligned with broader interests of Ambac's stockholders; (22) system security risks, data protection breaches and cyber attacks; (23) failures in services or products provided by third parties; (24) political developments that disrupt the economies where the Company has insured exposures; (25) our inability to attract and retain qualified executives, senior managers and other employees, or the loss of such personnel; (26) fluctuations in foreign currency exchange rates; (27) failure to realize our business expansion plans or failure of such plans to create value; (28) greater competition for our specialty property and casualty insurance business and/or our insurance distribution business; (29) loss or lowering of the AM Best rating for our property and casualty insurance company subsidiaries; (30) disintermediation within the insurance industry or greater competition from technology-based insurance solutions or non-traditional insurance markets; (31) changes in law or in the functioning of the healthcare market that impair the business model of our accident and health managing general underwriter; (32) difficulties in integrating acquired businesses into our business; and (33) other risks and uncertainties that have not been identified at this time.

Ambac Financial Group, Inc.	1	Third Quarter 2025 Form 10-Q

PART I.    FINANCIAL INFORMATION
Item 1.     Unaudited Financial Statements of Ambac Financial Group, Inc. and Subsidiaries
AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	December 31,
(Dollars in thousands, except share data) (September 30, 2025 (Unaudited))	2025	2024
Assets:
Investments:
Fixed maturity securities - available-for-sale, at fair value (amortized cost of $132,617 and $162,124)	$131,101	$157,020
Short-term investments, at fair value (amortized cost of $295,815 and $127,588)	295,825	127,601
Other investments (includes $7,684 and $7,499 at fair value)	28,302	28,294
Total investments (net of allowance for credit losses of $0 and $0)	455,228	312,915
Cash and cash equivalents (including $24,247 and $17,669 of restricted cash)	51,767	47,275
Premium receivables (net of allowance for credit losses of $200 and $142)	74,760	57,222
Commission and fees receivable	75,480	55,377
Reinsurance recoverable on paid and unpaid losses (net of allowance for credit losses of $100 and $100)	440,462	306,191
Deferred ceded premium	160,906	148,300
Policy acquisition costs	9,284	8,572
Intangible assets, less accumulated amortization	339,197	344,775
Goodwill	445,382	418,234
Other assets (net of allowance for credit losses of $238 and $238)	95,424	92,317
Assets of discontinued operations	—	6,267,200
Total assets	2,147,890	8,058,378
Liabilities and Stockholders’ Equity:
Liabilities:
Unearned premiums	$197,133	$182,446
Loss and loss adjustment expense reserves	437,539	349,062
Ceded premiums payable	87,635	53,002
Deferred program fees and reinsurance commissions	7,754	7,500
Commissions payable	109,317	71,431
Deferred taxes	68,865	70,135
Short-term debt	—	150,000
Accrued interest payable	—	2,560
Other liabilities	92,226	89,036
Liabilities of discontinued operations	—	5,887,685
Total liabilities	1,000,469	6,862,857
Commitments and contingencies (See Note 13)
Redeemable noncontrolling interest	188,247	140,860
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 20,000,000 shares authorized shares; issued and outstanding shares—none	—	—
Common stock, par value $0.01 per share; 130,000,000 shares authorized; issued shares: 48,876,882 and 48,875,167	489	489
Additional paid-in capital	367,077	331,007
Accumulated other comprehensive income (loss)	11,780	(188,436)
Retained earnings	491,733	742,185
Treasury stock, shares at cost: 2,175,418 and 2,368,194	(27,695)	(28,339)
Total Ambac Financial Group, Inc. stockholders’ equity	843,384	856,906
Nonredeemable noncontrolling interest	115,790	197,755
Total stockholders’ equity	959,174	1,054,661
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$2,147,890	$8,058,378

See accompanying Notes to Unaudited Consolidated Financial Statements

Ambac Financial Group, Inc.	2	Third Quarter 2025 Form 10-Q

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share data)	2025	2024	2025	2024
Revenues:
Commissions	$36,059	$23,064	$103,152	$54,014
Servicing and other fees	4,855	2,266	14,291	2,266
Net premiums earned	17,027	27,441	48,908	80,074
Program fees	3,590	3,622	10,739	9,517
Investment income	2,666	3,488	8,090	10,891
Other	2,408	10,124	(862)	13,831
Total revenues	66,606	70,005	184,319	170,593
Expenses:
Commissions	11,167	9,499	28,935	27,209
Losses and loss adjustment expenses	14,386	20,421	35,860	62,800
Policy acquisition costs	3,491	5,993	11,031	15,816
General and administrative	53,710	44,000	132,781	89,436
Intangible amortization and depreciation	9,746	7,104	28,663	10,332
Interest	6,185	3,745	17,209	3,745
Total expenses	98,685	90,762	254,479	209,338
Pretax income (loss) from continuing operations	(32,079)	(20,757)	(70,160)	(38,745)
Provision (benefit) for income taxes from continuing operations	(1,241)	(867)	(4,030)	(767)
Net income (loss) from continuing operations	(30,838)	(19,890)	(66,130)	(37,978)
Net income (loss) from discontinued operations, net of tax (including loss on disposal of $50,012 and $117,468 for the three and nine months ended September 30, 2025)	(80,890)	(9,386)	(163,288)	28,936
Net income (loss)	(111,728)	(29,276)	(229,418)	(9,042)
Net (gain) loss attributable to noncontrolling interest	(892)	1,773	(2,292)	859
Net income (loss) attributable to shareholders	$(112,620)	$(27,503)	$(231,710)	$(8,183)
Net income (loss) attributable to shareholders
Continuing operations	$(31,730)	$(18,117)	(68,422)	(37,119)
Discontinued operations	(80,890)	(9,386)	(163,288)	28,936
Total	$(112,620)	$(27,503)	(231,710)	(8,183)

Net income (loss) from continuing operations per share attributable to shareholders
Basic	$(0.67)	$(0.43)	$(1.70)	$(0.85)
Diluted	$(0.67)	$(0.43)	$(1.70)	$(0.85)
Net income (loss) from discontinued operations per share attributable to shareholders
Basic	$(1.68)	$(0.20)	$(3.41)	$0.62
Diluted	$(1.68)	$(0.20)	$(3.41)	$0.62
Net income (loss) per share attributable to shareholders
Basic	$(2.35)	$(0.63)	$(5.11)	$(0.23)
Diluted	$(2.35)	$(0.63)	$(5.11)	$(0.23)
Weighted average number of common shares outstanding:
Basic	48,106,069	47,688,986	47,862,071	46,580,518
Diluted	48,106,069	47,688,986	47,862,071	46,580,518

See accompanying Notes to Unaudited Consolidated Financial Statements

Ambac Financial Group, Inc.	3	Third Quarter 2025 Form 10-Q

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share data)	2025	2024	2025	2024
Net income (loss)	$(111,728)	$(29,276)	$(229,418)	$(9,042)
Unrealized gains (losses) on securities, net of income tax provision (benefit) of $36, $2,888, $1,184, and $3,302	5,289	36,779	19,248	33,632
Gains (losses) on foreign currency translation, net of income tax provision (benefit) of $0, $0, $0, and $0	66,139	57,315	199,843	50,813
Credit risk changes of fair value option liabilities, net of income tax provision (benefit) of $(15), $47, $180, and $(71)	522	142	1,108	(214)
Changes to postretirement benefit, net of income tax provision (benefit) of $0, $0, $0, and $0	—	—	—	(4,939)
Total other comprehensive income (loss), net of income tax	71,950	94,236	220,199	79,292
Total comprehensive income (loss), net of income tax	(39,778)	64,960	(9,219)	70,251
Less: net (gain) loss attributable to noncontrolling interest	(892)	1,773	(2,292)	859
Less: (gain) loss on foreign currency translation attributable to noncontrolling interest	5,843	(4,770)	(19,984)	(4,770)
Total comprehensive income (loss) attributable to shareholders	$(34,827)	$61,963	$(31,495)	$66,340
See accompanying Notes to Unaudited Consolidated Financial Statements

Ambac Financial Group, Inc.	4	Third Quarter 2025 Form 10-Q

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Unaudited)

Three months ended September 30, 2025 and 2024
	Stockholders' Equity								Mezzanine
		Ambac Financial Group, Inc.							Equity
(Dollars in thousands)	Total	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Common Stock Held in Treasury, at Cost	Non- redeemable NCI (1)	Redeemable NCI (1)
Balance at June 30, 2025	$1,028,361	$—	$489	$347,939	$(66,013)	$607,548	$(30,124)	$168,522	$190,347
Net income (loss)	(111,457)	—	—	—	—	(112,620)	—	1,163	(271)
Total other comprehensive income (loss)	75,409	—	—	—	77,793	—	—	(2,384)	(3,457)
Stock-based compensation	2,138	—	—	2,138	—	—	—	—	—
Cost of shares repurchased	—	—	—	—	—	—	—	—	—
Cost of shares (acquired) issued under equity plan	(197)	—	—	—	—	(2,626)	2,429	—	—
Changes to noncontrolling interest	(1,162)	—	—	—	—	(569)	—	(593)	1,628
Issuance of warrants in connection with sale of AAC	17,000			17,000
Impact of sale of discontinued operation	(50,918)							(50,918)	—
Balance at September 30, 2025	$959,174	$—	$489	$367,077	$11,780	$491,733	$(27,695)	$115,790	$188,247

Balance at June 30, 2024	$1,418,991	$—	$467	$294,624	$(174,990)	$1,264,633	$(16,661)	$50,918	$17,079
Net income (loss)	(27,503)	—	—	—	—	(27,503)	—	—	(1,773)
Total other comprehensive income (loss)	94,236	—	—	—	94,236	—	—	—	7,189
Stock-based compensation	3,693	—	—	3,693	—	—	—	—	—
Cost of shares (acquired) issued under equity plan	2	—	—		—	2
Changes to noncontrolling interest	3,577	—	—	—	—	(2,403)	—	5,980	1,773
Fair value of nonredeemable noncontrolling interest in Beat Capital Partners at acquisition	147,809							147,809	179,428
Issuance of common stock	29,229	—	22	29,207	—	—
Balance at September 30, 2024	$1,670,034	$—	$489	$327,524	$(80,754)	$1,234,729	$(16,661)	$204,707	$203,696
(1) NCI = Noncontrolling interest

Ambac Financial Group, Inc.	5	Third Quarter 2025 Form 10-Q

Nine months ended September 30, 2025 and 2024
	Stockholders' Equity								Mezzanine
		Ambac Financial Group, Inc.							Equity
(Dollars in thousands)	Total	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Common Stock Held in Treasury, at Cost	Non- redeemable NCI (1)	Redeemable NCI (1)
Balance at January 1, 2025	$1,054,661	$—	$489	$331,007	$(188,436)	$742,185	$(28,339)	$197,755	$140,860
Net income (loss)	(228,406)	—	—	—	—	(231,710)	—	3,304	(1,012)
Total other comprehensive income (loss)	209,888	—	—	—	200,216	—	—	9,672	10,313
Stock-based compensation	6,924	—	—	6,924	—	—	—	—	—
Cost of shares repurchased	(3,301)	—	—	—	—	—	(3,301)	—	—
Cost of shares (acquired) issued under equity plan	(1,805)	—	—	—	—	(5,750)	3,945	—	—
Changes to noncontrolling interest	(44,869)	—	—	12,146	—	(12,992)	—	(44,023)	38,086
Issuance of warrants in connection with sale of AAC	17,000			17,000
Impact of sale of discontinued operation	(50,918)			—		—		(50,918)	—
Balance at September 30, 2025	$959,174	$—	$489	$367,077	$11,780	$491,733	$(27,695)	$115,790	$188,247

Balance at January 1, 2024	$1,414,615	$—	$467	$291,761	$(160,046)	$1,246,048	$(16,573)	$52,958	$17,079
Net income (loss)	(8,185)	—	—	—	—	(8,183)	—	(2)	(857)
Total other comprehensive income (loss)	79,292	—	—	—	79,292	—	—	—	7,189
Stock-based compensation	5,512	—	—	5,512	—	—	—	—	—
Cost of shares (acquired) issued under equity plan	(682)	—	—	—	—	(594)	(88)	—	—
Changes to noncontrolling interest	3,438	—	—	—	—	(2,542)	—	5,980	857
Purchase of Beat Capital Partners	147,809							147,809	179,428
Issuance of common stock	29,229		22	29,207
Acquisition of noncontrolling interest in subsidiary	(994)	—	—	1,044	—	—	—	(2,038)	—
Balance at September 30, 2024	$1,670,034	$—	$489	$327,524	$(80,754)	$1,234,729	$(16,661)	$204,707	$203,696
(1) NCI = Noncontrolling interest

See accompanying Notes to Unaudited Consolidated Financial Statements

Ambac Financial Group, Inc.	6	Third Quarter 2025 Form 10-Q

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2025	2024
Cash flows from operating activities:
Net income (loss)	$(229,418)	$(9,042)
Net income (loss) from discontinued operations	(163,288)	28,936
Net income (loss) from continuing operations	(66,130)	(37,978)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Intangible amortization and depreciation	28,663	10,332
Share-based compensation	6,924	5,512
Unearned premiums, net	2,081	11,215
Losses and loss expenses, net	(45,794)	7,115
Ceded premiums payable	34,633	78,175
Premium and commissions receivables	(37,961)	(68,442)
Commissions payable	37,886	67,287
Corporate costs reallocated to continuing operations	6,786	11,258
Other, net	(18,705)	(8,080)
Net cash provided by (used in) operating activities from continuing operations	(51,617)	76,394
Cash flows from investing activities:
Proceeds from sales of bonds	26,061	26,906
Proceeds from matured bonds	28,602	17,206
Purchases of bonds	(24,475)	(40,037)
Purchases of other investments	(66)	(16,607)
Change in short-term investments	(168,161)	40,147
Acquisitions, net of cash acquired	589	(276,857)
Proceeds from sale of subsidiary	407,300	14,119
Other, net	(4,479)	(10,550)
Net cash provided by (used in) investing activities from continuing operations	265,371	(245,673)
Cash flows from financing activities:
Proceeds from short-term debt	—	147,200
Issuance of equity interest in subsidiary	—	62,000
Payments for purchases of common stock held in treasury	(3,301)	—
Payments for extinguishment of short-term debt	(150,000)	—
Tax payments related to shares withheld for share-based compensation plans	(1,689)	(692)
Issuance of warrants	17,000	—
Distributions to noncontrolling interest holders	(1,391)	(1,676)
Acquisitions of noncontrolling interest shares	(71,345)	—
Net cash provided by (used in) financing activities from continuing operations	(210,726)	206,832
Effect of foreign exchange on cash and cash equivalents - continuing operations	1,464	—
Net cash provided by (used in) continuing operations	4,492	37,553
Cash, cash equivalents, and restricted cash at beginning of period - continuing operations	47,275	19,223
Cash, cash equivalents, and restricted cash at end of period - continuing operations	51,767	56,776
Net cash provided by (used in) operating activities from discontinued operations	71,728	13,842
Net cash provided by (used in) investing activities from discontinued operations	69,712	(78,757)
Net cash provided by (used in) financing activities from discontinued operations	(143,144)	(130,758)
Net cash provided by (used in) discontinued operations	(1,704)	(195,673)
Effect of foreign exchange on cash and cash equivalents - discontinued operations	—	425
Cash, cash equivalents, and restricted cash at beginning of period - discontinued operations	66,077	255,183
Cash disposed of related to sale of discontinued operations	$(64,373)	$—
Cash, cash equivalents, and restricted cash at end of period - discontinued operations	$—	$59,935
See accompanying Notes to Unaudited Consolidated Financial Statements

Ambac Financial Group, Inc.	7	Third Quarter 2025 Form 10-Q

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Background and Business Description	9	Note 8. Goodwill and Intangible Assets	24
Note 2. Segment Information	12	Note 9. Revenues From Contracts with Customers	24
Note 3. Discontinued Operation	14	Note 10. Comprehensive Income (Loss)	26
Note 4. Investments	16	Note 11. Net Income Per Share	27
Note 5. Fair Value Measurements	18	Note 12. Income Taxes	28
Note 6. Insurance Contracts	22	Note 13. Commitments and Contingencies	29
Note 7. Derivative Instruments	23

Ambac Financial Group, Inc.	8	Third Quarter 2025 Form 10-Q

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
Ambac Financial Group, Inc. (“AFG”), headquartered in New York City, is an insurance holding company incorporated in the state of Delaware on April 29, 1991. References to “Ambac,” the “Company,” “we,” “our,” and “us” are to AFG and its subsidiaries, as the context requires. Ambac's principal businesses include:
•Insurance Distribution — Ambac's specialty property and casualty ("P&C") insurance underwriting and distribution business, includes Managing General Agents and Underwriters (collectively "MGAs" or "MGA/Us"), an insurance broker, and other distribution and underwriting businesses. On October 31, 2025, the Company completed the acquisition of ArmadaCorp Capital, LLC and its subsidiaries (collectively, "ArmadaCare"), a leading specialty accident and health MGA. Ambac's insurance distribution platform operates in the following lines of business: property, niche specialty risk, accident & health, miscellaneous specialty, reinsurance, surety, marine & energy, specialty auto, other professional and professional Directors & Officers ("D&O") .
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial reporting and with the instructions to Form 10-Q and Article 10 of
Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2024. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), but in the opinion of management such financial statements include all adjustments necessary for the fair presentation of the Company’s consolidated financial position and results of operations. The results of operations for the three and nine months ended September 30, 2025, may not be indicative of the results that may be expected for the year ending December 31, 2025. The December 31, 2024, consolidated balance sheet was derived from audited financial statements.
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
Discontinued Operations
On September 29, 2025, the Company completed the sale of its Legacy Financial Guarantee business, inclusive of Ambac Assurance Corporation ("AAC") and its wholly owned subsidiary Ambac Assurance UK Limited. The results of discontinued operations for all periods to the date of sale are reported separately as Net income (loss) from discontinued operations within the Consolidated Statements of Total Comprehensive Income for the current and prior periods. Assets and liabilities of AAC are presented on the Consolidated Balance Sheet as of December 31, 2024, under Assets of discontinued operations and Liabilities of discontinued operations. AAC's cash flows for all periods to the date of sale are reflected as Net cash provided by (used in) discontinued operations within the Consolidated Statements of Cash Flows. Given the exit from the legacy business, the Company will be changing its name and rebranding in the fourth quarter of 2025.
Refer to Sale of Ambac Assurance Corporation in Note 3. Discontinued Operation for further information.
Acquisition of ArmadaCare
On October 31, 2025, the Company closed on the acquisition of ArmadaCare for a purchase price of $250,000. The Company

Ambac Financial Group, Inc.	9	Third Quarter 2025 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
purchased all of the issued and outstanding limited liability company interests in ArmadaCare from Sirius Re Holdings, Inc. and Sirius Acquisitions Holding Company.
Credit Facilities
Proceeds from the sale of AAC were used, in part, by the Company to repay the $150,000 credit facility that was used to partially finance the acquisition of Beat Capital Partners Limited ("Beat").
In connection with the acquisition of ArmadaCare on October 31, 2025, Cirrata Group LLC and certain of its subsidiaries (including ArmadaCare) entered into a credit facility providing for a $100,000 term loan and a $20,000 revolving credit facility. The term loan and revolving loans were fully drawn to pay part of the purchase price for ArmadaCare. The term loan will amortize in equal quarterly installments in an aggregate amount equal to 2.5% per annum of the original principal amount, with the remaining balance to be paid on the maturity date in five years. The revolver is payable on the maturity date in five years. Optional prepayments are permitted without premium or penalty. Mandatory prepayments will be due with net cash proceeds from certain asset sales, recovery events (such as insurance recoveries), issuances of indebtedness and indemnity payments. The credit agreement includes customary representations and warranties and covenants applicable to the Insurance Distribution businesses, including (without limitation) maintenance of certain financial ratios and limitations on indebtedness, liens, mergers, sales of assets, investments, restricted payments (such as dividends), and affiliate transactions. Pursuant to a separate guaranty and pledge agreement, AFG guarantees the payment and performance of all obligations under the credit agreement and other loan documents and pledges its ownership interest in Cirrata Group LLC as collateral. AFG makes customary representations and warranties and covenants and agrees to always maintain minimum cash liquidity of $10,000. Pursuant to a separate guaranty and security agreement, the borrowers and other wholly-owned subsidiaries of Cirrata Group LLC guarantee the payment and performance of all obligations under the credit agreement and other loan documents and grant security interests in substantially all of the assets of the borrowers and such other subsidiaries, including their respective ownership interests in their subsidiaries, as collateral.

Pivix Conversion
Effective September 1, 2025, AFG's wholly owned subsidiary, Cirrata Group, LLC ("Cirrata Group"), exercised its option to convert its $3,500 convertible note investment in Pivix Specialty Insurance Services ("Pivix"), an excess and surplus lines MGA/U, into common stock. As a result, Cirrata Group now has a 74% controlling stake in Pivix when combined with its previous 17% minority equity interest and includes Pivix in its consolidated financial statements.
Foreign Currency
The impact of non-functional currency transactions and the remeasurement of non-functional currency assets and liabilities into the respective subsidiaries' functional currency (collectively "foreign currency transactions gains/(losses)") are $(3,791) and $(5,974) for the nine months ended September 30, 2025, and 2024, respectively. Foreign currency transaction gains/(losses)
are primarily the result of Beat transactions in currencies (primarily the U.S. dollar) other than its functional currency (the British Pound Sterling).
Noncontrolling Interests ("NCI")
Nonredeemable NCI
The total Nonredeemable NCI as of September 30, 2025, and December 31, 2024, were $115,790 and $197,755, respectively.
For Beat, the Nonredeemable NCI of $115,790 and $146,837 as of September 30, 2025, and December 31, 2024, includes the NCI share in certain operating units which are minority owned by the units' respective management teams that do not have associated put options. As of December 31, 2024, there were no put options associated with any of these minority interests and as such, the aggregate amount was classified as nonredeemable NCI on the balance sheet. During the nine months ended September 30, 2025, certain NCI shares were reclassified between nonredeemable and redeemable NCI as further described under "Redeemable NCI" below. The acquisition date valuation method to determine the fair value of nonredeemable NCI was the discounted cash flow approach. The significant fair value assumptions used in the model included estimated long term revenue and expense forecasts and the discount rate. When redeemable NCI shares are no longer redeemable, such as when put options expire unused, the NCI shares are reclassified to nonredeemable NCI with no change in carrying value.
During the nine months ended September 30, 2025, Ambac paid $2,967 to purchase certain nonredeemable shares from minority interest owners, resulting in a $14,362 decrease to Nonredeemable noncontrolling interest. During the three months ended September 30, 2205, there was no activity related the purchases of nonredeemable shares. The difference between the consideration paid and carrying value of the nonredeemable NCI is recorded as an adjustment to additional paid-in capital.
Redeemable Noncontrolling Interest
Ambac's acquisitions of MGA/Us has resulted in a majority ownership of the acquired entities by Ambac. Under the terms of applicable agreements, Ambac has call options to purchase the remaining interests from the minority owners (i.e., noncontrolling interests) and the minority owners have put options to sell their interests to Ambac. Because the exercise of the put options are outside the control of Ambac, in accordance with the Distinguishing Liabilities from Equity Topic of the ASC, Ambac reports redeemable NCI in the mezzanine section of its consolidated balance sheet. In addition, during the three months ended March 31, 2025, Ambac entered into put options with certain minority owners of the MGA/U operating entities that are majority owned by Beat. These put options are embedded in the associated NCI shares ("Option Shares"), resulting in remeasurement of the shares at fair value inclusive of the put options, and reclassification of the Option Shares from nonredeemable NCI to redeemable NCI. The change in carrying value resulting from revaluation of $10,276 is recorded as an offset to retained earnings, with a corresponding impact on earnings per share for the nine months ended September 30, 2025. During the nine months ended September 30, 2025, Ambac paid

Ambac Financial Group, Inc.	10	Third Quarter 2025 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
$1,068 as a result of exercise of put options on the Option Shares, acquiring redeemable NCI with a carrying value of $1,815. The difference between the consideration paid and carrying value of the redeemable NCI is recorded as an adjustment to additional paid-in capital. During the three months ended September 30, 2025, there was no activity related the exercise of the put options on the Option Shares.
The redeemable noncontrolling interest is remeasured on an annual basis as the greater of:
•the carrying value under ASC 810, which attributes a portion of consolidated net income (loss) to the redeemable noncontrolling interest, and
•the redemption value of the put option under ASC 480 as if it were exercisable at the end of the reporting period.
Management made an accounting policy election to calculate the redemption value of the put options under ASC 480 on an annual basis. Quarterly, the redeemable noncontrolling interest increases or decreases due to activity related to net income and distributions. As the redemption is calculated at year end, management will record an adjustment to bring the redeemable noncontrolling interest to the redemption value calculated at year end.
Any increase (decrease) in the carrying amount of the redeemable noncontrolling interest as a result of adjusting to the redemption value of the put option is recorded as an offset to retained earnings. The impact of such differences on earnings per share are presented in Note 11. Net Income Per Share.
Following is a rollforward of redeemable noncontrolling interest.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning balance	$190,347	$17,079	$140,860	$17,079
Net income (loss) attributable to redeemable noncontrolling interest (ASC 810)	(271)	(1,776)	(1,012)	(857)
Gain (loss) on foreign currency translation attributable to redeemable NCI	(3,457)	7,189	10,313	7,189
Fair value of acquired redeemable noncontrolling interest at acquisition date	1,359	179,428	1,359	179,428
Reclassification from nonredeemable noncontrolling interest including remeasurement at fair value	—	—	42,180	—
Reclassification to nonredeemable noncontrolling interest	—	—	(5,136)	—
Put / call option exercise	—	—	(1,815)	—
Distributions	(300)	(626)	(1,219)	(1,676)
Adjustment to redemption value (ASC 480)	569	2,402	2,717	2,533
Ending balance	$188,247	$203,696	$188,247	$203,696

Supplemental Disclosure of Cash Flow Information

	Nine Months Ended September 30,
	2025	2024
Cash paid during the period for:
Income taxes	3,889	$1,234
Interest and related fees on debt	19,775	—
Non-cash investing and financing activities:
Ambac common stock issued as partial consideration to acquire Beat	—	29,229

	September 30,
	2025	2024
Reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows:
Cash and cash equivalents	$27,520	$40,803
Restricted cash	24,247	15,973
Total cash, cash equivalents, and restricted cash shown on the Consolidated Statements of Cash Flows	$51,767	$56,776
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
Adopted Accounting Standards
There have been no new accounting standards adopted during the nine months ended September 30, 2025.
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

Ambac Financial Group, Inc.	11	Third Quarter 2025 Form 10-Q

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
Credit Losses for Accounts Receivable and Contract Assets:
In July 2025, the FASB issued ASU 2025-05, Financial Instruments— Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in the ASU provide all entities with a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions under Topic 606. The practical expedient allows entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset.
The ASU is effective for interim and annual periods beginning after December 15, 2025. The standard is not expected to have a material impact on Ambac's financial statements.
Goodwill and Other— Internal-Use Software
In September 2025, the FASB issued ASU 2025-06, Intangibles— Goodwill and Other— Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal Use Software. This standard is intended to increase the operability of the accounting guidance for internal-use software development costs considering the evolution of software development methods. Amendments remove references to prescriptive and sequential project stages, requiring entities to start capitalizing costs when: i) management has authorized and committed to funding the project and ii) it is probable that the project will be completed and the software will be used to perform the function intended.
The ASU is effective for interim and annual periods beginning after December 15, 2027 with early adoption permitted. Ambac has not determined if it will early adopt this ASU and is evaluating its impact on Ambac's financial statements.
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
The following tables summarize the components of the Company’s total revenues and expenses, and pretax income (loss) by reportable business segment. Information provided below for “Corporate and Other” primarily relates to the operations of AFG, which will include investment income on its investment portfolio and costs to maintain the operations of AFG, including public company reporting, capital management and business development costs for the acquisition and development of new business initiatives. As a result of the Company reporting the results of operations of AAC as discontinued operations, certain corporate costs charged to AAC totaling $1,521 and $3,678 for the three months ended September 30, 2025 and 2024 and $6,786 and $11,258 for the nine months ended September 30, 2025 and 2024, respectively, have been reported in Net income from continuing operations on the Consolidated Statements of Total Comprehensive Income and included in Corporate and Other in the tables below.

Ambac Financial Group, Inc.	12	Third Quarter 2025 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)

	Three Months Ended September 30, 2025				Three Months Ended September 30, 2024
	Reportable Segments				Reportable Segments
	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Total	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Total
Revenues:
Net premiums earned	$17,027			$17,027	$27,441			$27,441
Commissions		$36,059		36,059		$23,064		23,064
Servicing and other fees		4,855		4,855		2,266		2,266
Program fees	3,590			3,590	3,622			3,622
Investment income	1,648	401	$617	2,666	1,672	300	$1,516	3,488
Other	509	1,906	(7)	2,408	7,397	(1,635)	4,362	10,124
Total revenues from continuing operations	22,774	43,222	610	66,606	40,132	23,995	5,878	70,005
Less:
Losses and loss adjustment expenses	14,386			14,386	20,421			20,421
Policy acquisition costs	3,491			3,491	5,993			5,993
Commissions		11,167		11,167		9,499		9,499
Intangible amortization and depreciation		9,417	329	9,746		6,635	469	7,104
Interest		6,185		6,185		3,745		3,745
Compensation expense	2,734	15,649	14,746	33,129	2,802	9,273	6,517	18,592
Non Compensation expense	2,208	6,551	11,822	20,581	1,982	2,792	20,634	25,408
Total expenses from continuing operations	22,819	48,969	26,897	98,685	31,198	31,944	27,620	90,762
Segment pretax income (loss)	(45)	(5,747)	(26,287)	(32,079)	8,934	(7,949)	(21,742)	(20,757)
Segment income tax expense (benefit)	8	(1,241)	(8)	(1,241)	944	(883)	(928)	(867)
Segment net income (loss)	(53)	(4,506)	(26,279)	(30,838)	7,990	(7,066)	(20,814)	(19,890)
Segment net (income) loss attributable to noncontrolling interest	—	(892)		(892)	—	1,773		1,773
Net income (loss) attributable to shareholders	$(53)	$(5,398)	$(26,279)	(31,730)	$7,990	$(5,293)	$(20,814)	(18,117)

Reconciliation to consolidated net income (loss) attributable to shareholders
Discontinued operations				(80,890)				(9,386)
Net income (loss) attributable to shareholders				$(112,620)				$(27,503)

Reconciliation of segment assets to consolidated total assets
Total assets	$898,722	$971,160	$278,428	$2,148,310	$811,564	$936,578	$149,916	$1,898,058
Discontinued operations								7,358,328
Total consolidated assets								$9,256,386

EBITDA RECONCILIATION
Segment net income (loss)	$(53)	$(4,506)	$(26,279)	$(30,838)	$7,990	$(7,066)	$(20,814)	$(19,890)
Adjustments:
Interest expense	—	6,185	—	6,185	—	3,745	—	3,745
Income taxes	8	(1,241)	(8)	(1,241)	944	(883)	(928)	(867)
Depreciation expense	—	145	329	474	—	206	475	681
Amortization expense	—	9,272	—	9,272	—	6,423	—	6,423
EBITDA	(45)	9,855	(25,958)	(16,148)	8,934	2,425	(21,267)	(9,908)
Impact of noncontrolling interests	—	(3,927)		(3,927)	—	(557)		(557)
EBITDA to shareholders	$(45)	$5,928	$(25,958)	$(20,075)	$8,934	$1,868	$(21,267)	$(10,465)

Ambac Financial Group, Inc.	13	Third Quarter 2025 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)

	Nine Months Ended September 30, 2025				Nine Months Ended September 30, 2024
	Reportable Segments				Reportable Segments
	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Total	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Total
Revenues:
Net premiums earned	$48,908			$48,908	$80,074			$80,074
Commissions		$103,152		103,152		$54,014		54,014
Servicing and other fees		14,291		14,291		2,266		2,266
Program fees	10,739			10,739	9,517			9,517
Investment income	5,238	1,117	$1,735	8,090	4,536	427	$5,928	10,891
Other	450	(1,300)	(12)	(862)	7,375	(1,541)	7,997	13,831
Total revenues from continuing operations	65,335	117,261	1,723	184,319	101,502	55,166	13,925	170,593
Less:
Losses and loss adjustment expenses	35,860			35,860	62,800			62,800
Policy acquisition costs	11,031			11,031	15,816			15,816
Commissions		28,935		28,935		27,209		27,209
Intangible amortization and depreciation		27,590	1,073	28,663		8,931	1,401	10,332
Interest		17,209		17,209		3,745		3,745
Compensation expense	8,850	43,636	26,312	78,798	7,653	13,467	18,704	39,824
Non Compensation expense	7,517	18,050	28,416	53,983	5,578	4,665	39,369	49,612
Total expenses from continuing operations	63,258	135,420	55,801	254,479	91,847	58,017	59,474	209,338
Segment pretax income (loss)	2,077	(18,159)	(54,078)	(70,160)	9,655	(2,851)	(45,549)	(38,745)
Segment income tax expense (benefit)	278	(3,922)	(386)	(4,030)	1,023	(756)	(1,034)	(767)
Segment net income (loss)	1,799	(14,237)	(53,692)	(66,130)	8,632	(2,095)	(44,515)	(37,978)
Segment net (income) loss attributable to noncontrolling interest	—	(2,292)		(2,292)	2	857		859
Net income (loss) attributable to shareholders	$1,799	$(16,529)	$(53,692)	(68,422)	$8,634	$(1,238)	$(44,515)	(37,119)

Reconciliation to consolidated net income (loss) attributable to shareholders
Discontinued operations				(163,288)				28,936
Net income (loss) attributable to shareholders				$(231,710)				$(8,183)

EBITDA RECONCILIATION
Segment net income (loss)	$1,799	$(14,237)	$(53,692)	$(66,130)	$8,632	$(2,095)	$(44,515)	$(37,978)
Adjustments:
Interest expense	—	17,209	—	17,209	—	3,745	—	3,745
Income taxes	278	(3,922)	(386)	(4,030)	1,023	(756)	(1,034)	(767)
Depreciation expense	—	343	1,073	1,416	—	230	1,401	1,631
Amortization expense	—	27,247	—	27,247	—	8,701	—	8,701
EBITDA	2,077	26,640	(53,005)	(24,288)	9,655	9,825	(44,148)	(24,668)
Impact of noncontrolling interests	—	(11,132)	—	(11,132)		(1,907)	—	(1,907)
EBITDA to shareholders	$2,077	$15,508	$(53,005)	$(35,420)	$9,655	$7,918	$(44,148)	$(26,575)
(1)Inter-segment revenues and inter-segment pre-tax income (loss) amounts are insignificant and are not presented separately.
3.    DISCONTINUED OPERATION
Sale of Ambac Assurance Corporation ("AAC")
On September 29, 2025, pursuant to the stock purchase agreement dated as of June 4, 2024, as amended by the First Amendment thereto dated as of July 3, 2025 (the "Purchase Agreement") and the Letter Agreements dated July 3, 2025 and September 22, 2025, with American Acorn Corporation (the “Buyer”), a Delaware corporation owned by funds managed by Oaktree Capital Management, L.P., AFG sold all of the issued and outstanding shares of common stock of AAC, a wholly-owned subsidiary of AFG, to the Buyer for $420,000 in cash (the "Sale"). The Buyer acquired complete ownership of the common stock of AAC and all of its wholly owned subsidiaries, including
Ambac Assurance UK Limited. In connection with and pursuant to the Purchase Agreement, AFG issued to Buyer a warrant exercisable for 5,092,707 shares of common stock, par value $0.01, of AFG representing 9.9% of the fully diluted shares of AFG’s common stock as of March 31, 2024, pro forma for the issuance of the warrant. The warrant has an exercise price per share of $18.50 and expires March 29, 2032. Under terms of the Letter Agreement dated July 3, 2025, between the parties to the Purchase Agreement, the Buyer may convert the warrant at a value equal to its Black-Scholes value, over specified time periods, with the conversion value delivered in shares of AFG common stock or cash at AFG's election. In addition, the Buyer made an incremental payment to AFG totalling $4,300 to resolve other agreed upon matters. See Note 5. Discontinued Operation in the Notes to Consolidated Financial Statements included in the

Ambac Financial Group, Inc.	14	Third Quarter 2025 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
Company’s Annual Report on Form 10-K for the year ended December 31, 2024, for further information regarding the Sale.
AFG recorded an expected loss on sale in the Statement of Comprehensive Income (Loss) for the year ended December 31, 2024 of $(570,145), equal to the difference between the sale proceeds (net of the value of the warrants to be issued) and the carrying value of AAC's net assets held-for-sale, less expected closing costs. AFG recorded adjustments to the loss on sale of AAC equal to $(50,012) and $(117,468) in the three and nine months ended September 30, 2025, reflecting remeasurement of net assets held-for-sale, changes in fair value of the warrant issued to Buyer, other agreed upon payments, and reestimation of closing costs during the periods up the final Sale closing. The loss on sale for the three and nine months ended September 30, 2025 also included the reclassification of net unrealized gains (losses) on available-for-sale investment securities, cumulative foreign currency translation adjustments and cumulative credit risk changes of fair value option liabilities attributable to AAC and subsidiaries, totaling $(85,096), from Accumulated Other Comprehensive Income (Loss) ("AOCI") to Net income (loss) from discontinued operation at Sale closing.
The components of the loss on sale, reflected in the valuation allowance on net assets of discontinued operations as of December 31, 2024, and at Sale closing on September 29, 2025, are summarized below:

	Sale Closing on September 29, 2025	December 31, 2024
Fair value of net consideration	$407,300	$399,727
Less: estimated closing costs	7,098	7,235
	400,202	392,492
Carrying amount of net assets of discontinued operations	1,002,719	962,637
Reclassification of AOCI	(85,096)
Loss on disposal	$(687,613)	$(570,145)
The following table summarizes the major classes of assets and liabilities of discontinued operations on the Consolidated Balance
Sheet at December 31, 2024 after elimination of intercompany balances:

December 31, 2024
ASSETS:
Total investments	2,226,505
Cash and equivalents	8,322
Premiums receivable	217,096
Reinsurance recoverable on paid and unpaid losses	25,274
Deferred ceded premiums	79,074
Subrogation recoverable	113,962
Intangible assets	213,457
Other assets, net	49,396
VIE assets (including restricted cash of $57,755)	3,904,259
Valuation allowance on assets held-for-sale	(570,145)
Total assets held-for-sale	$6,267,200
LIABILITIES:
Unearned premiums	$228,177
Loss and loss adjustment reserves	577,167
Ceded premiums payable	56,404
Long-term debt and accrued interest	1,046,658
Other liabilities, net	105,772
VIE liabilities	3,873,507
Total liabilities held-for-sale	$5,887,685
The following table summarizes the major line items constituting net income (loss) from discontinued operations reconciled to net income (loss) from discontinued operations presented in the Consolidated Statement of Comprehensive Income (Loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUES:
Net premiums earned	$5,183	$5,660	$15,145	$18,715
Net investment income	43,396	34,497	100,203	104,947
Net investment gains (losses), including impairments	5,852	(920)	(12,616)	(1,308)
Net gains (losses) on derivative contracts	9,669	(1,349)	302	1,127
Other revenues	1,355	6,253	18,016	27,206
Total revenues	65,455	44,141	121,050	150,687
EXPENSES:
Loss and loss adjustment expenses (benefit)	2,366	17,210	10,444	(8,768)
Intangible amortization	5,909	6,194	17,097	24,535
General & administrative and other expenses	64,427	10,756	81,034	47,488
Interest expense	15,723	15,766	47,617	47,732
Other expenses	—	(20)	—	(1)
Total expenses	88,425	49,906	156,192	110,986
Pretax income (loss)	(22,970)	(5,765)	(35,142)	39,701
Provision (benefit) for income taxes	7,908	3,621	10,678	10,765
Loss on disposal	(50,012)	—	(117,468)	—
Net income (loss) from discontinued operations	$(80,890)	$(9,386)	$(163,288)	$28,936

Ambac Financial Group, Inc.	15	Third Quarter 2025 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
4.    INVESTMENTS
Ambac’s invested assets are primarily comprised of (i) fixed maturity securities classified as available-for-sale, (ii) interests in pooled investment funds which are reported within Other investments on the Consolidated Balance Sheets and (iii) preferred equity investments which are reported within Other investments on the Consolidated Balance Sheets. Interests in pooled investment funds are limited partner interests and are reported using the equity method.
Fixed Maturity Securities:
The amortized cost and estimated fair value of available-for-sale investments, at September 30, 2025, and December 31, 2024, were as follows:

	September 30, 2025:					December 31, 2024:
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses
Fixed maturity securities:
Municipal obligations	$11,689	$—	$100	$279	$11,510	$14,646	—	$7	$570	$14,083
Corporate obligations	72,280	—	590	2,180	70,690	92,990	—	107	3,905	89,192
U.S. government obligations	38,978	—	398	205	39,171	41,706	—	98	809	40,995
Residential mortgage-backed securities	3,265	—	43	14	3,294	2,475	—	—	29	2,446
Commercial mortgage-backed securities	1,827	—	1	9	1,819	2,127	—	8	34	2,101
Collateralized debt obligations	2,304	—	15	—	2,319	3,131	—	13	2	3,142
Other asset-backed securities	2,274	—	24	—	2,298	5,049	—	14	2	5,061
	132,617	—	1,171	2,687	131,101	162,124	—	247	5,351	157,020
Short-term	295,815	—	10	—	295,825	127,588	—	13	—	127,601
Total available-for-sale investments	$428,432	$—	$1,181	$2,687	$426,926	$289,712	—	$260	$5,351	$284,621

The amortized cost and estimated fair value of available-for-sale investments, at September 30, 2025, by contractual maturity, were as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$331,403	$331,164
Due after one year through five years	35,584	34,749
Due after five years through ten years	50,797	50,296
Due after ten years	978	987
	418,762	417,196
Residential mortgage-backed securities	3,265	3,294
Commercial mortgage-backed securities	1,827	1,819
Collateralized debt obligations	2,304	2,319
Other asset-backed securities	2,274	2,298
	$428,432	$426,926
Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.
Unrealized Losses on Fixed Maturity Securities:
The following table shows gross unrealized losses and fair values of Ambac’s available-for-sale investments, which at September 30, 2025, and December 31, 2024, did not have an allowance for credit losses. This information is aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2025, and December 31, 2024:

	September 30, 2025						December 31, 2024
	Less Than 12 Months		12 Months or More		Total		Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Fixed maturity securities:
Municipal obligations	$318	$15	$6,191	$264	$6,509	$279	$6,042	$112	$6,582	$458	$12,624	$570
Corporate obligations	3,269	13	32,855	2,167	36,124	2,180	23,784	269	46,612	3,636	70,396	3,905
U.S. government obligations	3,012	34	13,064	171	16,076	205	15,919	344	14,818	465	30,737	809
Residential mortgage-backed securities	—	—	1,722	14	1,722	14	2,446	29	—	—	2,446	29
Commercial mortgage-backed securities	761	9	—	—	761	9	738	34	—	—	738	34
Collateralized debt obligations	390	—	—	—	390	—	655	2	—	—	655	2
Other asset-backed securities	—	—	—	—	—	—	1,428	2	—	—	1,428	2
	7,750	71	53,832	2,616	61,582	2,687	51,012	792	68,012	4,559	119,024	5,351
Short-term	—	—	—	—	—	—	—	—	—	—	—	—
	7,750	71	53,832	2,616	61,582	2,687	51,012	792	68,012	4,559	119,024	5,351
Total temporarily impaired securities	$7,750	$71	$53,832	$2,616	$61,582	$2,687	$51,012	$792	$68,012	$4,559	$119,024	$5,351

Ambac Financial Group, Inc.	16	Third Quarter 2025 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
Management has determined that the securities in the above table do not have credit impairment as of September 30, 2025, and December 31, 2024, based upon (i) no actual or expected principal and interest payment defaults on these securities and (ii) analysis of the creditworthiness of the issuer.
Ambac’s assessment about whether a security is credit impaired reflects management’s current judgment regarding facts and circumstances specific to the security and other factors. If that judgment changes, Ambac may record a charge for credit impairment in future periods.
The declines in fair value and resultant unrealized losses across asset classes as of September 30, 2025, included in the above table resulted from the impact of increasing interest rates since the securities were purchased. Management has determined that the securities with unrealized losses are not credit impaired. Further discussion of management's assessment with respect to security categories with larger unrealized loss balances is below.
Corporate obligations
The gross unrealized losses on corporate obligations as of September 30, 2025, resulted primarily from an increase in interest rates since the securities were purchased. Unrealized losses of $2,180 related to 99 investment grade securities with an average unrealized loss equal to 6% of amortized cost at September 30, 2025. Management believes that the full and timely receipt of all principal and interest payment on corporate obligations with unrealized losses as of September 30, 2025, is probable.
Investment Income (Loss)
Net investment income (loss) was comprised of the following for the affected periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fixed maturity securities	$1,192	$1,133	$4,063	$3,567
Short-term investments	1,344	2,495	3,991	8,072
Loans	24	—	93	—
Investment expense	(93)	(84)	(177)	(276)
Securities available-for-sale and short-term	2,467	3,544	7,970	11,363
Other investments	199	(56)	120	(472)
Total net investment income (loss)	$2,666	$3,488	$8,090	$10,891
Net investment income (loss) from Other investments primarily represents income from investment limited partnerships and other equity interests accounted for under the equity method.
Net Investments Gains (Losses), including Impairments:
The following table details investment gains (losses) and impairments included in earnings within Other revenues for the affected periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Gross realized gains on securities	$512	$4	$514	$6,066
Gross realized losses on securities	(5)	—	(7)	(46)
Credit impairments	—	(581)	—	(2,061)
Net investment gains (losses), including impairments	$507	$(577)	$507	$3,959
Ambac had an allowance for credit losses of $0 and $0 at September 30, 2025, and 2024, respectively.
Ambac did not purchase any financial assets with credit deterioration for the three and nine months ended September 30, 2025 and 2024.
Deposits with Regulators and Other Restrictions:
Securities carried at $32,587 and $22,861 at September 30, 2025, and December 31, 2024, respectively, were deposited by Ambac's insurance company subsidiaries with governmental authorities or designated custodian banks as required by laws affecting insurance companies. Invested assets carried at $765 and $800 at September 30, 2025, and December 31, 2024, were deposited as security in connection with a letter of credit issued for an office lease. Invested assets include certain fiduciary funds held by Ambac's insurance distribution subsidiaries, carried at $3,916 and $2,845 at September 30, 2025, and December 31, 2024, respectively.
Other Investments:
Ambac's investment portfolio includes a limited partnership interest in a private equity fund which seeks to generate long-term capital appreciation through venture investments in insurtech companies. The fair value of Ambac's investment in the fund was $7,684 and $7,499 as of September 30, 2025, and December 31, 2024, determined using net asset value ("NAV") as a practical expedient. Redemptions may be made quarterly with 90 days notice subject to withdrawal limitations and/or redemption fees which vary with the timing and notification of withdrawal provided by the investor. Ambac's unfunded commitments total $1,658 on this private equity fund at September 30, 2025.
Other investments also include preferred equity investments with a carrying value of $20,618 and $20,618 as of September 30, 2025, and December 31, 2024, respectively, that do not have readily determinable fair values and are carried at cost, less any impairments as permitted under the Investments — Equity Securities Topic of the ASC. There were no impairments recorded on these investments in the three and nine months ended September 30, 2025, and $581 and $2,061 in the three and nine months ended September 30, 2024, respectively.

Ambac Financial Group, Inc.	17	Third Quarter 2025 Form 10-Q

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
Fair Value Hierarchy:
The Fair Value Measurement Topic of the ASC specifies a fair value hierarchy based on whether the inputs to valuation techniques used to measure fair value are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Company-based assumptions. The fair value hierarchy has three broad levels as follows:

●	Level 1	Quoted prices for identical instruments in active markets. Assets and liabilities classified as Level 1 include US Treasury traded in highly liquid and transparent markets, and money market funds.

●	Level 2	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Assets and liabilities classified as Level 2 generally include investments in fixed maturity securities and certain derivatives valued using only market observable data.

●	Level 3	Model derived valuations in which one or more significant inputs or significant value drivers are unobservable. This hierarchy requires the use of observable market data when available. Financial instruments classified as Level 3 may include certain loans, investment securities, or derivatives.
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
The following table sets forth the carrying amount and fair value of Ambac’s financial assets and liabilities as of September 30, 2025, and December 31, 2024, including the level within the fair value hierarchy at which fair value measurements are categorized. As required by the Fair Value Measurement Topic of the ASC, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2025					December 31, 2024
	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:			Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
			Level 1	Level 2	Level 3			Level 1	Level 2	Level 3
Financial assets:
Fixed maturity securities:
Municipal obligations	$11,510	$11,510	$—	$11,510	$—	$14,083	$14,083	$—	$14,083	$—
Corporate obligations	70,690	70,690	—	70,690	—	89,192	89,192	—	89,192	—
U.S. government obligations	39,171	39,171	39,171	—	—	40,995	40,995	40,995	—	—
Residential mortgage-backed securities	3,294	3,294	—	3,294	—	2,446	2,446	—	2,446	—
Commercial mortgage-backed securities	1,819	1,819	—	1,819	—	2,101	2,101	—	2,101	—
Collateralized debt obligations	2,319	2,319	—	2,319	—	3,142	3,142	—	3,142	—
Other asset-backed securities	2,298	2,298	—	2,298	—	5,061	5,061	—	5,061	—
Short term investments	295,825	295,825	295,825	—	—	127,601	127,601	127,601	—	—
Other investments (1)	28,302	7,685	—	—	—	28,294	7,499	—	—	—
Cash, cash equivalents and restricted cash	51,767	51,767	51,767	—	—	47,275	47,275	47,275	—	—
Other assets-loans	—	—	—	—	—	3,434	3,434	—	—	3,434
Other assets - Derivatives:
FX forward contracts	378	378	—	378	—	—	—	—	—	—
Total financial assets	$507,373	$486,756	$386,763	$92,308	$—	$363,624	$342,829	$215,871	$116,025	$3,434
Financial liabilities:
Short-term debt, including accrued interest	$—	$—	$—	$—	$—	$152,560	$152,560	$—	$—	$152,560
Other liabilities - Derivatives:
FX forward contracts	—	—	—	—	—	317	317	—	317	—
Total financial liabilities	$—	$—	$—	$—	$—	$152,877	$152,877	$—	$317	$152,560
(1)Excluded from the fair value measurement categories in the table above are investment funds of $7,684 and $7,499 as of September 30, 2025, and December 31, 2024, respectively, which are measured using NAV as a practical expedient. Also excluded from the fair value amounts in the table above are equity securities with a carrying value of $20,618 and $20,618 as of September 30, 2025, and December 31, 2024, respectively, that do not have readily determinable fair values and have carrying amounts determined using the measurement alternative, and an equity method investment of $— and $177 as of September 30, 2025, and December 31, 2024.

Ambac Financial Group, Inc.	18	Third Quarter 2025 Form 10-Q

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
Ambac’s financial instruments carried at fair value are mainly comprised of investments in fixed maturity securities, short-term investments, and equity interests in pooled investment funds. Valuation of financial instruments is performed by Ambac’s finance group using methods approved by senior financial management with consultation from third-party portfolio managers as appropriate. Preliminary valuation results are discussed with senior financial management and third-party portfolio managers as necessary to assess consistency with market transactions and trends as applicable. Market transactions such as trades or negotiated settlements of similar positions, if any, are reviewed to validate fair value model results. However, financial instruments valued using significant unobservable inputs have very little or no observable market activity. Methods and significant inputs and assumptions used to determine fair values across portfolios are reviewed quarterly by senior financial management. Other valuation control procedures specific to particular portfolios are described further below.
Fixed Maturity Securities:
The fair values of fixed maturity investment securities are based primarily on market prices received from independent pricing sources. Because many fixed maturity securities do not trade on a daily basis, pricing sources apply available market information through processes such as matrix pricing to calculate fair value. Such prices generally consider a variety of factors, including recent trades of the same and similar securities. In those cases, the items are classified within Level 2. For those fixed maturity investments where quotes were not available or cannot be reasonably corroborated, fair values are based on internal valuation models. Key inputs to the internal valuation models generally include maturity date, coupon and yield curves for asset-type and credit rating characteristics that closely match those characteristics of the specific investment securities being valued. Items valued using valuation models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be significant inputs that are readily observable. Longer (shorter) expected maturities or higher (lower) yields used in the valuation model will, in isolation, result in decreases (increases) in fair value. Generally, lower credit ratings or longer expected maturities will be accompanied by higher yields used to value a security.
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
Derivative Instruments:
At September 30, 2025, and December 31, 2024 Ambac has foreign currency forward contracts and holds warrants to purchase preferred stock of a development stage company. The fair value of foreign currency forwards are determined using valuation models with observable market inputs. Fair value of the warrants are determined using a standard warrant valuation model with internally developed input assumptions.
Short-term Debt:
Short-term debt at December 31, 2024, consisted of SOFR indexed borrowing used for partial funding of the Beat acquisition and is classified as Level 3. Such debt was fully repaid in September 2025.
Other Financial Assets:
Included in Other assets at December 31, 2024 are loans carried at amortized cost, the fair values of which are estimated based upon internal valuation models and are classified as Level 3.

Ambac Financial Group, Inc.	19	Third Quarter 2025 Form 10-Q

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

Level 3 - Financial Assets and Liabilities Accounted for at Fair Value

	Investments	Derivatives	Total
Three Months Ended September 30, 2025:
Balance, beginning of period	$—	$—	$—
Total gains/(losses) realized and unrealized:
Included in earnings	—	—	—
Included in other comprehensive income	—	—	—
Purchases	—	—	—
Settlements	—	—	—
Balance, end of period	$—	$—	$—
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—
The amount of total gains/(losses) included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—

Three Months Ended September 30, 2024:
Balance, beginning of period	$—	$548	$548
Total gains/(losses) realized and unrealized:
Included in earnings	—	—	—
Included in other comprehensive income	—	—	—
Purchases	—	—	—
Settlements	—	—	—
Balance, end of period	$—	$548	$548
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—
The amount of total gains/(losses) included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—

Ambac Financial Group, Inc.	20	Third Quarter 2025 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)

Level 3 - Financial Assets and Liabilities Accounted for at Fair Value

	Investments	Derivatives	Total
Nine Months Ended September 30, 2025:
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

Nine Months Ended September 30, 2024:
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
Gains and losses (realized and unrealized) relating to Level 3 assets and liabilities included in earnings for the affected periods are reported as follows:

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Net Investment Income	Net Gains (Losses) on Derivative Contracts	Other Income or (Expense)	Net Investment Income	Net Gains (Losses) on Derivative Contracts	Other Income or (Expense)
Total gains (losses) included in earnings for the period	$—	$—	$—	$—	$—	$—
Changes in unrealized gains (losses) relating to financial instruments still held at the reporting date	—	—	—	—	—	—

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Net Investment Income	Net Gains (Losses) on Derivative Contracts	Other Income or (Expense)	Net Investment Income	Net Gains (Losses) on Derivative Contracts	Other Income or (Expense)
Total gains or losses included in earnings for the period	$—	$—	$—	$—	$(108)	$6,016
Changes in unrealized gains or losses included in earnings relating to the assets and liabilities still held at the reporting date	—	—	—	—	(108)	—

Ambac Financial Group, Inc.	21	Third Quarter 2025 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
6.    INSURANCE CONTRACTS
Amounts presented in this Note relate only to Ambac’s continuing operations.
Premiums:
The effect of reinsurance on premiums written and earned was as follows:

	Three Months Ended September 30,
	2025		2024
	Written	Earned	Written	Earned
Direct	$89,780	$83,058	$92,776	$79,847
Assumed	7,405	8,053	22,378	16,999
Ceded	79,408	74,084	82,400	69,405
Net premiums	$17,777	$17,027	$32,754	$27,441

	Nine Months Ended September 30,
	2025		2024
	Written	Earned	Written	Earned
Direct	$256,820	$243,104	$262,726	$211,820
Assumed	23,527	22,556	60,057	49,804
Ceded	229,360	216,752	231,493	181,550
Net premiums	$50,987	$48,908	$91,290	$80,074
Premium Receivables, including credit impairments:
Premium receivables at September 30, 2025, and December 31, 2024, were $74,760 and $57,222, respectively. Management evaluates premium receivables for expected credit losses ("credit impairment") in accordance with the CECL standard, which is further described in Note 2. Basis of Presentation and Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Below is a rollforward of the premium receivable allowance for credit losses for the periods presented.

Nine Months Ended September 30,	2025	2024
Beginning balance	$142	$—
Current period provision	58	142
Write-offs of the allowance	—	—
Recoveries of previously written-off amounts	—	—
Ending balance	$200	$142
At September 30, 2025, and December 31, 2024, $9,445 and $5,690 of premiums were past due.
Loss and Loss Adjustment Expense Reserves
Below is the loss and loss reserve expense roll-forward, net of subrogation recoverable and reinsurance, for the affected periods:

Nine Months Ended September 30,	2025	2024
Beginning gross loss and loss expense reserves	$349,062	$197,089
Reinsurance recoverable	270,081	156,301
Beginning balance of net loss and loss expense reserves	78,981	40,788
Losses and loss expenses:
Current year	31,577	59,742
Prior years	4,283	3,058
Total (1)	35,860	62,800
Loss and loss expenses paid (recovered):
Current year	4,263	9,572
Prior years	27,814	13,585
Total	32,077	23,157
Ending net loss and loss expense reserves	82,764	80,431
Reinsurance recoverable (2)	354,775	242,800
Ending gross loss and loss expense reserves	$437,539	$323,231
(1)Total losses and loss adjustment expense (benefit) is net of $(166,959) and $(72,160) for the nine months ended September 30, 2025 and 2024, respectively, related to ceded reinsurance.
(2)Represents reinsurance recoverable on future loss and loss expenses. Additionally, the Balance Sheet line "Reinsurance recoverable on paid and unpaid losses" includes reinsurance recoverables (payables) of $85,687 and $41,225 as of September 30, 2025, and 2024, respectively, related to previously paid loss and loss expenses
Prior accident years losses incurred development for the nine months ended September 30, 2025, was primarily driven by increased commercial auto loss experience for programs in run-off and excess liability claims, whereas prior accident years losses incurred development for the nine months ended September 30, 2024, was primarily driven by increased commercial auto loss experience for programs in run-off.
Specialty Property & Casualty Loss Reserves
Claims Development
The following is a summary of loss and loss adjustment expense reserves, including certain components, for the Company’s major product lines by reporting segment at September 30, 2025.

September 30, 2025	Net Loss and Loss Adjustment Expense Reserves	Reinsurance Recoverables on Unpaid Losses (1)	Loss and Loss Adjustment Reserves (1)
Commercial auto	$24,961	$134,859	$159,820
Excess liability	14,025	83,086	97,111
General liability	10,961	44,175	55,136
Workers compensation	18,086	—	18,086
Non-standard personal auto	5,195	195	5,390
Professional Liability	2,892	35,473	38,365
Surety	(6)	15,216	15,210
Unallocated loss adjustment expense reserves	5,672	9,966	15,638
Other	$978	$31,805	$32,783
Total	$82,764	$354,775	$437,539

Ambac Financial Group, Inc.	22	Third Quarter 2025 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
(1)Other includes $28,999 related to legacy liabilities obtained from the acquisitions of Providence Washington Insurance Company, Greenwood Insurance Company, and Consolidated Specialty Insurance Company. All legacy liabilities remain obligations of affiliates of the sellers through reinsurance and contractual indemnities.
Reinsurance Recoverables, Including Credit Impairments:
Everspan’s reinsurance assets, including deferred ceded premiums and reinsurance recoverables on losses amounted to $601,368 at September 30, 2025. Credit exposure existed at September 30, 2025, with respect to reinsurance recoverables to the extent that any reinsurer may not be able to reimburse Everspan under the terms of these reinsurance arrangements. At September 30, 2025, there were ceded reinsurance balances payable of $87,635 offsetting this credit exposure. Contractually ceded reinsurance payables can only be offset against amounts owed from the same reinsurer in the event that such reinsurer is unable to meet its obligations to reimburse Everspan.
To minimize its credit exposure to losses from reinsurer insolvencies, Everspan (i) is entitled to receive collateral from its reinsurance counterparties in certain reinsurance contracts and (ii) has certain cancellation rights that can be exercised by Everspan in the event of rating agency downgrades of a reinsurer (among other events and circumstances). Everspan held letters of credit and collateral amounting to $72,454 from its reinsurers at September 30, 2025. We believe that Everspan's reinsurance counterparties that do not currently post collateral are well capitalized, highly rated, authorized capacity providers. Additionally, while legacy liabilities from the Providence Washington Insurance Company acquisition and the admitted carriers previously acquired by Everspan (Greenwood Insurance Company and Consolidated Specialty Insurance Company), were fully ceded to certain reinsurers, Everspan also benefits from an unlimited, uncapped indemnity from Enstar Holdings (US) and 21st Century Premier Insurance Company, respectively, to mitigate any residual risk to these reinsurers.
At September 30, 2025, our top five reinsurers represented 60.2% of our total reinsurance recoverables on paid and unpaid losses. These reinsurance recoverables were primarily from reinsurers with applicable ratings of A or better. The following table sets forth our five most significant reinsurers by amount of reinsurance recoverable as of September 30, 2025.

Reinsurers	Rating (1)	Reinsurance Recoverable (2)	Unsecured Recoverable (3)
General Reinsurance Company	A++	$148,776	$130,515
Munich Reinsurance Company	A+	49,677	32,540
QBE Insurance Corporation	A	27,255	27,255
Guaranty Captive Insurance Company	NR	21,937	—
Swiss Reinsurance America Corporation	A+	17,486	15,890
All other reinsurers		175,331	98,083
Total recoverables		$440,462	$304,283
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
Everspan has uncollateralized credit exposure of $304,283 and $232,310 and has recorded an allowance for credit losses of less than a million at September 30, 2025, and December 31, 2024. The uncollateralized credit exposure includes legacy liabilities obtained from the acquisitions of PWIC and the 21st Century Companies of $28,999 and $35,146 at September 30, 2025, and December 31, 2024, respectively. All legacy liabilities, which are fully ceded to reinsurers, also benefit from an unlimited, uncapped indemnity from the respective sellers to mitigate the Company from any residual risk from these reinsurers.
7.    DERIVATIVE INSTRUMENTS
The following tables summarize the gross fair values of individual derivative instruments and the impact of legal rights of offset as reported in the Consolidated Balance Sheets as of September 30, 2025, and December 31, 2024:

	September 30, 2025					December 31, 2024
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Collateral Received / Pledged Not Offset in the Consolidated Balance Sheet	Net Amount	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Collateral Received / Pledged Not Offset in the Consolidated Balance Sheet	Net Amount
Other assets:
FX forwards	378	—	378	—	378	—	—	—	—	—
Total derivative assets	$378	$—	$378	$—	$378	$—	$—	$—	$—	$—
Other liabilities:
FX forwards	—	—	—	—	—	317	—	317	—	317
Total derivative liabilities	$—	$—	$—	$—	$—	$317	$—	$317	$—	$317

Ambac Financial Group, Inc.	23	Third Quarter 2025 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
The following tables summarize the location and amount of gains and losses of derivative contracts in the Unaudited Consolidated Statements of Total Comprehensive Income (Loss) for the three and nine months ended September 30, 2025, and 2024:

	Location of Gain (Loss) Recognized in Consolidated Statements of Total Comprehensive Income (Loss)	Amount of Gain (Loss) Recognized in Consolidated Statement of Total Comprehensive Income (Loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024
Derivatives:
Warrants	Net gains (losses) on derivative contracts	—	(2)	—	(110)
FX forwards	Net gains (losses) on derivative contracts	21	6,547	1,128	6,143
Total derivatives		$21	$6,545	1,128	6,033

Beat utilizes foreign exchange forward contracts to partially hedge its foreign currency exposure. Beat’s functional currency is the British Pound, but a significant portion of its revenues are generated in currencies other then the British Pound, particularly the US Dollar. Beat, therefore, typically enters into forward contracts to partially hedge its exposure to fluctuations in exchange rates relative to the British Pound. AFG used FX forward contracts to mitigate British Pound to US Dollar exchange risk leading up to its purchase of Beat in August 2024.
Ambac also holds warrants to purchase equity shares of a development stage company and was party to foreign exchange (FX) forward contracts in 2024.
Information about FX forward contracts as of September 30, 2025, and December 31, 2024, is summarized below:

Derivative Type	Weighted Average Remaining Term (years)	Face Amount (Buy)	Face Amount (Sell)	Fair Value Asset (Liability)
September 30, 2025
FX Forwards-Buy GBP/Sell USD	0.22	3,925	5,000	378
December 31, 2024
FX Forwards-Buy GBP/Sell USD	0.61	15,720	20,000	(317)
8.    GOODWILL AND INTANGIBLE ASSETS
The following table presents the Company's goodwill asset.

	September 30, 2025	December 31, 2024
Beginning balance	$418,234	$69,694
Business acquisitions	1,313	357,316
Foreign exchange	25,835	(8,776)
Impairments	—	—
Ending balance	$445,382	$418,234
Intangible assets and accumulated amortization are included in the Consolidated Balance Sheets, as shown below.

	Gross Carrying Amount	Accumulated Amortization	Net
September 30, 2025
Finite-lived Intangible Assets:
Customer relationships	$370,366	$51,798	$318,568
Non-compete agreements	1,350	1,283	67
Trade name	11,414	2,065	9,349
Total finite lived intangible assets	383,130	55,146	327,984
Indefinite lived intangible assets:
Licenses	11,213	—	11,213
Total intangible assets	394,343	55,146	339,197

December 31, 2024
Finite-lived Intangible Assets:
Customer relationships	$348,350	$24,630	$323,720
Non-compete agreements	1,350	1,080	270
Trade name	10,767	1,195	9,572
Total finite lived intangible assets	360,467	26,905	333,562
Indefinite lived intangible assets:
Licenses	11,213	—	11,213
Total intangible assets	371,680	26,905	344,775
9.    REVENUES FROM CONTRACTS WITH CUSTOMERS
As further described in the Revenue Recognition section of Note 2. Basis of Presentation and Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, the Insurance Distribution businesses have contracts that are subject to the Revenue from Contracts with Customers Topic of the ASC ("ASC 606").

Ambac Financial Group, Inc.	24	Third Quarter 2025 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
The following table presents Insurance Distribution commission income recognized disaggregated by policy type for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Accident & Health	$6,753	$6,755	$20,226	$24,260
Specialty Auto	6,485	7,180	14,245	14,151
Other Professional	3,086	2,437	10,064	6,703
Marine & Energy	904	500	4,246	2,298
Niche Specialty Risks	3,300	2,414	10,273	2,414
Property	3,666	1,578	17,558	1,578
Reinsurance	3,868	1,074	11,803	1,317
Environmental	620	667	3,417	667
Professional D&O	1,840	303	4,841	303
Surety	5,327	31	6,599	31
Misc. Specialty	210	125	(120)	292
Total	$36,059	$23,064	$103,152	$54,014
For the three and nine months ended September 30, 2025 and 2024, revenue of $4,855 and $2,266, $14,291 and $2,266 respectively, was recognized in accordance with ASC 606 and reported in Servicing and other fees on the Consolidated Statement of Comprehensive Income (Loss).
During the nine months ended September 30, 2025 and 2024, the amount of revenue recognized related to performance obligations satisfied in a previous period, inclusive of changes due to estimates was approximately $314 and $413, respectively.
Contract Assets and Liabilities
The balances of contract assets and contract liabilities with customers were as follows:

	September 30, 2025	December 31, 2024
Contract assets	$31,111	$15,967
Contract liabilities	3,167	2,705
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
Contract liabilities represent advance consideration received from customers related to employer stop loss base commissions that will be recognized over time as claims servicing is performed, which typically occurs between 17 and 20 months from contract inception. During the nine months ended September 30, 2025 and 2024, the Company recognized revenue that was included in the contract liability balance as of the beginning of the period of $606 and $479, respectively.

Ambac Financial Group, Inc.	25	Third Quarter 2025 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
10.    COMPREHENSIVE INCOME (LOSS)
The following tables detail the changes in the balances of each component of accumulated other comprehensive income for the affected periods:

	Three Months Ended September 30, 2025:					Three Months Ended September 30, 2024:
	Unrealized Gains (Losses) on Available for Sale Securities (1)	Amortization of Postretirement Benefit (1)	Gain (Loss) on Foreign Currency Translation (1)	Credit Risk Changes of Fair Value Option Liabilities (1) (2)	Total	Unrealized Gains (Losses) on Available for Sale Securities (1)	Amortization of Postretirement Benefit (1)	Gain (Loss) on Foreign Currency Translation (1)	Credit Risk Changes of Fair Value Option Liabilities (1) (2)	Total
Beginning Balance	$(7,176)	$—	$(58,314)	$(523)	$(66,013)	$(23,344)	$—	$(150,537)	$(1,109)	$(174,990)
Other comprehensive income (loss) before reclassifications	25,646	—	(27,373)	—	(1,727)	36,788	—	57,315	—	94,103
Amounts reclassified from accumulated other comprehensive income (loss)	(20,357)	—	99,354	523	79,520	(9)	—	—	142	133
Net current period other comprehensive income (loss)	5,289	—	71,981	523	77,793	36,779	—	57,315	142	94,236
Ending Balance	$(1,887)	$—	$13,667	$—	$11,780	$13,435	$—	$(93,222)	$(967)	$(80,754)

	Nine Months Ended September 30, 2025					Nine Months Ended September 30, 2024
	Unrealized Gains (Losses) on Available for Sale Securities (1)	Amortization of Postretirement Benefit (1)	Gain (Loss) on Foreign Currency Translation (1)	Credit Risk Changes of Fair Value Option Liabilities (1) (2)	Total	Unrealized Gains (Losses) on Available for Sale Securities (1)	Amortization of Postretirement Benefit (1)	Gain (Loss) on Foreign Currency Translation (1)	Credit Risk Changes of Fair Value Option Liabilities (1) (2)	Total
Beginning Balance	$(21,136)	$—	$(166,191)	$(1,109)	$(188,436)	$(20,197)	$4,939	$(144,035)	$(753)	$(160,046)
Other comprehensive income before reclassifications	25,949	—	80,504	—	106,453	38,148	—	50,813	—	88,961
Amounts reclassified from accumulated other comprehensive income	(6,700)	—	99,354	1,109	93,763	(4,516)	(4,939)	—	(214)	(9,669)
Net current period other comprehensive income	19,249	—	179,858	1,109	200,216	33,632	(4,939)	50,813	(214)	79,292
Ending Balance	$(1,887)	$—	$13,667	$—	$11,780	$13,435	$—	$(93,222)	$(967)	$(80,754)
(1)All amounts are net of tax and NCI. Amounts in parentheses indicate reductions to Accumulated Other Comprehensive Income.
(2)Represents the changes in fair value attributable to instrument-specific credit risk of liabilities for which the fair value option is elected.

Ambac Financial Group, Inc.	26	Third Quarter 2025 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
The following table details the significant amounts reclassified from each component of accumulated other comprehensive income, shown in the above rollforward tables, for the affected periods:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income				Affected Line Item in the Consolidated Statement of Total Comprehensive Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Unrealized Gains (Losses) on Available-for-Sale Securities (1)
	$(6,362)	$1,497	$12,108	$(2,651)	Net realized investment gains (losses)
	962	(1,506)	(3,851)	(1,865)	Provision for income taxes
	$(14,957)	$—	$(14,957)	$—	Net loss on discontinued operations
	$(20,357)	$(9)	$(6,700)	$(4,516)	Net of tax and noncontrolling interest
Amortization of Postretirement Benefit
Prior service cost	$—	$—	$—	$—	Other income
Actuarial (losses)	—	—	—	—	Other income
Curtailment gain	—	—	—	(4,939)	Other income
	—	—	—	(4,939)	Total before tax
	—	—	—	—	Provision for income taxes
	$—	$—	$—	$(4,939)	Net of tax and noncontrolling interest
Gain (loss) on foreign currency translation
	$99,354	$—	$99,354	$—	Net loss on discontinued operations
	$99,354	$—	$99,354	$—	Net of tax and noncontrolling interest
Credit Risk Changes of Fair Value Option Liabilities
	$(191)	$189	$590	$(285)	Credit risk changes of fair value option liabilities
	16	(47)	(179)	71	Provision for income taxes
	698	—	$698	—	Net loss on discontinued operations
	$523	$142	$1,109	$(214)	Net of tax and noncontrolling interest
Total reclassifications for the period	$79,520	$133	$94,461	$(9,669)	Net of tax and noncontrolling interest
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
11.    NET INCOME PER SHARE
As of September 30, 2025, 46,701,464 shares of AFG's common stock (par value $0.01) and a warrant entitling the holder to acquire up to 5,092,707 shares of common stock at an exercise price of $18.50 per share were issued and outstanding. The warrant was issued September 29, 2025 and allows the holder to convert the warrant at its Black-Scholes value, settleable in shares of AFG common stock or cash at AFG's election. Common shares outstanding increased by 194,491 during the nine months ended September 30, 2025, primarily due to shares issued in connection with employee stock compensation partially offset by share repurchases.
Share Repurchases
On November 12, 2024, Ambac’s Board of Directors authorized a share repurchase program, under which Ambac may opportunistically repurchase up to $50,000 of the Company’s common shares at management’s discretion over the period ending on December 31, 2026.
The following table shows shares repurchased by year.

($ in thousands, except per share)	Year Ended December 31,			YTD 2025
	2022	2023	2024
Shares repurchased	1,605,316	325,068	937,141	292,191
Total cost	$14,217	$4,510	$11,678	$3,301
Average purchase price per share	$8.86	$13.88	$12.46	$11.30
Unused authorization amount				$8,449
Subsequent to September 30, 2025, Ambac repurchased 3,142,554 common shares in the open market at an average price of $8.46 (including brokerage commissions) under a 10b5-1 program. As of the date of this filing $8,449 of unused capacity remains under Ambac's current share repurchase authorization.
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

Ambac Financial Group, Inc.	27	Third Quarter 2025 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
The following table provides a reconciliation of net income attributable to common stockholders to the numerator in the basic and diluted earnings per share calculation, together with the resulting earnings per share amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss) attributable to common stockholders	$(112,620)	$(27,503)	$(231,710)	(8,183)
Adjustment of NCI to fair value	—	—	(10,276)	—
Adjustment to redemption value (ASC 480)	(569)	(2,402)	(2,717)	(2,533)
Numerator of basic and diluted EPS	$(113,189)	$(29,905)	$(244,703)	(10,716)
Per Share:
Basic	$(2.35)	$(0.63)	$(5.11)	$(0.23)
Diluted	$(2.35)	$(0.63)	$(5.11)	$(0.23)
The denominator of the basic earnings per share computation represents the weighted average common shares ("WASO") outstanding plus vested performance and restricted stock units (together, "Basic Weighted Average Shares Outstanding"). The denominator of diluted earnings per share adjusts the Basic Weighted Average Shares Outstanding for all potential dilutive common shares outstanding during the period. All potential dilutive common shares outstanding consider common stock deliverable pursuant to warrants, unvested restricted stock units and performance stock units granted under existing compensation plans. Additionally, as further described in the Redeemable NCI section of Note 1, the acquisition agreements and other agreements related to certain majority-owned subsidiaries include call and put options that, if exercised, would result in Ambac purchasing all or a portion of the remaining interests from the minority owners. Under the terms of certain of those agreements, Ambac may elect to settle a portion of its purchase with Ambac shares, which have also been considered in potential dilutive common shares outstanding.
The following table provides a reconciliation of the weighted average shares denominator used for basic net income per share to the denominator used for diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic WASO denominator	48,106,069	47,688,986	47,862,071	46,580,518
Effect of potential dilutive shares :
Restricted stock units	—	—	—	—
Performance stock units (1)	—	—	—	—
Diluted WASO denominator	48,106,069	47,688,986	47,862,071	46,580,518
Anti-dilutive shares excluded from the above reconciliation:
Warrants	—	—	—	—
Restricted stock units	170,982	470,482	183,058	480,944
Performance stock units (1)	—	515,035	—	515,238
(1)    Performance stock units are reflected based on the performance metrics through the balance sheet date. Vesting of these units is contingent upon meeting certain performance metrics. Although a portion of these performance metrics have been achieved as of the respective period end, it is possible that awards may no longer meet the metric at the end of the performance period.
12.    INCOME TAXES
AFG files a consolidated U.S. Federal income tax return with its 80% or more owned domestic subsidiaries ("Consolidated Tax Subsidiaries"). Beat's U.S. subsidiaries are not included in AFG's Federal consolidated income tax return since AFG does not own 80% or more of these entities. AFG and its Consolidated Tax Subsidiaries also file separate or combined income tax returns in various states, local and foreign jurisdictions.
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
Consolidated Pretax Income (Loss)
U.S. and foreign components of pre-tax income (loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
U.S.	$(26,385)	$(19,459)	$(51,962)	$(37,447)
Foreign	(5,694)	(1,298)	(18,198)	(1,298)
Total	$(32,079)	$(20,757)	$(70,160)	$(38,745)

Ambac Financial Group, Inc.	28	Third Quarter 2025 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
Provision (Benefit) for Income Taxes
The components of the provision for income taxes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Current taxes
U.S. state and local	$—	$—	—	100
Foreign	1,824	292	4,600	292
Total Current taxes	1,824	292	4,600	392
Deferred taxes
U.S.federal	(483)	(232)	(2,636)	(232)
Foreign	(2,582)	(927)	(5,994)	(927)
Total Deferred taxes	(3,065)	(1,159)	(8,630)	(1,159)
Provision (benefit) for income taxes	$(1,241)	$(867)	$(4,030)	$(767)
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
This legislation will not have a significant impact on the Company's current operations or financial condition.
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
Everspan has been, and may from time to time in the future be, threatened with allegations of acting in bad faith in connection with the handling of claims through third-party administrators. Adjudication of any such claims against Everspan could require extensive litigation unless settled or dismissed based on available legal defenses. Damages claimed against Everspan could be material and the outcome of such cases could have an adverse impact on our results of operations and financial condition.

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
It is not reasonably possible to predict whether suits in addition to those described below will be filed or whether additional inquiries or requests for information will be made, and it is also not possible to predict the outcome of litigation, inquiries or requests for information. It is possible that there could be unfavorable outcomes in these or other proceedings. Legal accruals for litigation against the Company with losses that are probable and reasonably estimable are either not applicable or not material to the operating results or financial position of the Company. For the litigation matters the Company is defending that do not meet the “probable and reasonably estimable” accrual threshold and where no loss estimates have been provided below, management is unable to make a meaningful estimate of the amount or range of loss that could result from unfavorable outcomes. Under some circumstances, adverse results in any such proceedings could be material to our business, operations, financial position, profitability or cash flows. The Company believes that it has substantial defenses to the claims described below and, to the extent that these actions proceed, the Company intends to defend itself vigorously; however, the Company is not able to predict the outcomes of these actions.
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

Ambac Financial Group, Inc.	29	Third Quarter 2025 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
bondholders, resulting in such bondholders receiving less than what they contracted for under the financial guaranty insurance policies. Plaintiffs assert claims for breach of contract, unjust enrichment, and bad faith refusal to pay first-party benefits under an insurance contract. Plaintiffs seek an unspecified amount of damages with interest thereon, disgorgement of profits, a declaratory judgment of plaintiffs’ rights and defendants’ responsibilities, and a permanent injunction against violations of law. Plaintiffs filed an amended complaint on May 6, 2025. The amended complaint includes an additional claim against Ambac for breach of the implied covenant of good faith and fair dealing, and seeks punitive damages from all defendants. On May 8, 2025, the summons and amended complaint were served on Ambac. On May 29, 2025, Ambac filed a motion to dismiss the amended complaint or, in the alternative, to transfer venue to the Title III court. MBIA Inc., MBIA Insurance Corporation, and National Public Finance Guarantee Corporation (together, "National") filed a joinder to Ambac’s request for transfer on the same day, and subsequently filed their own motion to dismiss on June 18, 2025. Plaintiffs filed their opposition to Ambac’s motion to dismiss or transfer on July 5, 2025; Ambac filed a reply in support of its motion on August 8, 2025. Plaintiffs filed their opposition to National’s motion to dismiss on July 25, 2025; National filed a reply in support of its motion on August 14, 2025. On August 28, 2025, Plaintiffs sought leave to file further briefing in opposition to National’s motion to dismiss; National filed a response to Plaintiffs’ request on August 29, 2025. The Court granted Plaintiffs’ request on October 4, 2025, and Plaintiffs filed their surreply in opposition to National’s motion on October 14, 2025. On August 21, 2025, the Court found good cause to delay issuing a scheduling order in this matter. The Court entered an order directing Plaintiffs to file a notice stating their position with respect to a stay of discovery. Plaintiffs filed their notice on September 8, 2025. On September 19, 2025, Defendants filed a motion seeking leave to respond to Plaintiffs’ notice, along with their proposed response; the Court granted Defendants’ request to file their response on October 4, 2025.

Impact of the AAC Sale on Litigation
AAC is involved in litigation as described in Note 19. Commitments and Contingencies to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and Note 13. Commitments and Contingencies to the Unaudited Consolidated Financial Statements in the Company's Annual Report on Form 10-Q for the quarterly period ended June 30, 2025. Following completion of the AAC sale, AFG no longer has any exposure to such matters other than the COFINA Case, in which AFG is a named defendant.

Ambac Financial Group, Inc.	30	Third Quarter 2025 Form 10-Q

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations ($ in thousands)
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
The following discussion should be read in conjunction with our consolidated financial statements in Part I, Item 1 and the matters described under Part II, Item 1A. Risk Factors in this Quarterly Report and under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024. Refer to Item 1. Business and Note 1. Background and Business Description in our Annual Report on Form 10-K for the year ended December 31, 2024, for a description of our business and our key strategies to achieve our primary goal to maximize shareholder value.
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

Ambac continuously evaluates opportunities to acquire businesses and assets for its Insurance Distribution business. These acquisitions may be material to our business, financial condition and operations and may involve raising capital to finance the acquisition(s). There can be no assurance that we will agree to acquire any business or assets, or that we can obtain the necessary financing or complete any acquisition in a timely manner or at all.

Ambac Financial Group, Inc.	31	Third Quarter 2025 Form 10-Q

OVERVIEW
AFG's subsidiaries/businesses are divided into two reportable segments with results for the three and nine months ended September 30, 2025, and 2024, as follows:

	Three Months Ended September 30, 2025				Three Months Ended September 30, 2024
	Reportable Segments				Reportable Segments
($ in thousands)	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated
Gross premiums written	$97,185			$97,185	$115,154			$115,154
Net premiums written	17,777			17,777	32,754			32,754
Premiums placed		$245,394		245,394		$144,949		144,949

Total revenues	22,774	43,222	$610	66,606	40,132	23,995	$5,878	70,005
Total expenses	22,819	48,969	26,897	98,685	31,198	31,944	27,620	90,762
Pretax income (loss)	(45)	(5,747)	(26,287)	(32,079)	8,934	(7,949)	(21,742)	(20,757)
EBITDA(2)	(45)	9,855	(25,958)	(16,148)	8,934	2,425	(21,267)	(9,908)
Adjusted EBITDA	49	9,955	(8,893)	1,111	1,591	2,673	(1,802)	2,462
Net income (loss) attributable to Ambac shareholders	(53)	$(5,398)	$(26,279)	(31,730)	7,990	$(5,293)	$(20,814)	(18,117)
EBITDA attributable to Ambac shareholders	(45)	5,928	(20,075)	(20,075)	8,934	1,868	(21,267)	(10,465)
Adjusted EBITDA attributable to Ambac common stockholders	$49	5,988	$(8,893)	(2,856)	$1,591	2,116	$(1,802)	1,905

	Nine Months Ended September 30, 2025				Nine Months Ended September 30, 2024
	Reportable Segments				Reportable Segments
	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated
Premiums placed		$728,493		$728,493		$288,463		$288,463
Gross premiums written	$280,347			280,347	$322,782			322,782
Net premiums written	50,988			50,988	91,290			91,290

Total revenues	65,335	117,261	$1,723	184,319	101,502	55,166	$13,925	170,593
Total expenses	63,258	135,420	55,801	254,479	91,847	58,017	59,474	209,338
Pretax income (loss)	2,077	(18,159)	(54,078)	(70,160)	9,655	(2,851)	(45,549)	(38,745)
EBITDA (2)	2,077	26,640	(53,004)	(24,286)	9,655	9,825	(44,146)	(24,666)
Adjusted EBITDA	2,319	26,647	(26,652)	2,314	2,439	10,067	(8,921)	3,585
Net income (loss) attributable to Ambac shareholders	1,799	(16,529)	(53,692)	(68,422)	8,634	(1,238)	(44,515)	(37,119)
EBITDA attributable to Ambac shareholders	2,077	15,508	(53,004)	(35,418)	9,655	7,918	(44,146)	(26,573)
Adjusted EBITDA attributable to Ambac common stockholders	$2,319	$15,599	$(26,652)	$(8,734)	$2,439	$8,160	$(8,921)	$1,678

Sale of AAC
On September 29, 2025 the Company completed the sale of AAC pursuant to the June 4, 2024, stock purchase agreement (the "Purchase Agreement") with American Acorn Corporation (the “Buyer”), a Delaware corporation owned by funds managed by Oaktree Capital Management, L.P., pursuant to which AFG sold all of the issued and outstanding shares of common stock of AAC, a wholly-owned subsidiary of AFG, to Buyer for $420,000 in cash (the "Sale"). The Buyer also made an additional payment to AFG in an amount of $4,300. In the Sale, Buyer acquired complete common equity ownership of AAC and all of its wholly owned subsidiaries, including Ambac Assurance UK Limited. In connection with and pursuant to the Purchase Agreement, AFG issued to Buyer a warrant exercisable for 5,092,707 shares of common stock, par value $0.01, of AFG. Refer to Note 3. Discontinued Operation of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q and Note 5. Discontinued Operation of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2024, for further details on the sale of AAC.
For all periods leading up to the Sale, AAC's results of operations and AFG's loss on sale are reported within Net income (loss) from discontinued operations before tax on the Consolidated
Statement of Comprehensive Income (Loss). See Note 3. Discontinued Operation in this report on Form 10-Q for further information.
Acquisition of ArmadaCare
On October 31, 2025, the Company closed on the acquisition of ArmadaCare for a purchase price of $250,000. The Company purchased all of the issued and outstanding limited liability company interests in ArmadaCare from Sirius Re Holdings, Inc. and Sirius Acquisitions Holding Company, funded in part by $120,000 of loans obtained under new credit facilities. See Note 1. Business and Basis of Presentation to the Consolidated Financial Statements included in this Quarterly Report for further detail about the credit facility.
ArmadaCare includes an MGA/U that focuses on supplemental health and benefit products for C-suite executives and other key talent. ArmadaCare creates and distributes supplemental benefit solutions and insurance products. ArmadaCare's differentiated product offering in the A&H market will provide both line of business and product diversification to the Company, while also increasing exposure to non-correlated A&H business lines. ArmadaCare also provides clients with tools to navigate the healthcare system and finds physicians to match personal needs,

Ambac Financial Group, Inc.	32	Third Quarter 2025 Form 10-Q

and include a provider of third-party administration services for insurance carriers that distribute the benefit products and handle claims.
Pivix
Effective September 1, 2025, AFG's wholly owned subsidiary, Cirrata Group, LLC ("Cirrata Group"), exercised its option to convert its $3,500 convertible note investment in Pivix Specialty Insurance Services ("Pivix"), an excess and surplus lines MGA/U, into common stock. As a result, Cirrata Group now has an approximately 74% controlling stake in Pivix when combined with its previous 17% minority equity interest and includes Pivix in its consolidated financial statements.
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
Results of Operations
Consolidated Results
A summary of our financial results is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Gross premiums written	$97,185	$115,154	$280,347	$322,782
Net premiums written	17,777	32,754	50,988	91,290
Revenues:
Net premiums earned	$17,027	$27,441	$48,908	$80,074
Commissions	36,059	23,064	103,152	54,014
Servicing and other fees	4,855	2,266	14,291	2,266
Program fees	3,590	3,622	10,739	9,517
Investment income	2,666	3,488	8,090	10,891
Other	2,408	10,124	(862)	13,831
Expenses:
Losses and loss adjustment expenses	14,386	20,421	35,860	62,800
Policy acquisition costs	3,491	5,993	11,031	15,816
Commissions	11,167	9,499	28,935	27,209
General and administrative	53,710	44,000	132,781	89,436
Intangible amortization and depreciation	9,746	7,104	28,663	10,332
Interest	6,185	3,745	17,209	3,745
Total expenses	98,685	90,762	254,479	209,338
Provision (benefit) for income taxes from continuing operations	(1,241)	(867)	(4,030)	(767)
Net income (loss) from continuing operations	(30,838)	(19,890)	(66,130)	(37,978)
Net income (loss) from discontinued operations, net of income taxes	(80,890)	(9,386)	(163,288)	28,936
Net income (loss)	(111,728)	(29,276)	(229,418)	(9,042)
Net (gain) loss attributable to noncontrolling interest	(892)	1,773	(2,292)	859
Net income (loss) attributable to shareholders	$(112,620)	$(27,503)	$(231,710)	$(8,183)
Ambac's results for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, were impacted by the following:
•Ambac's acquisition of its interests in Beat Capital Partners Limited ("Beat") on August 1, 2024. Ambac's results for the three months ended September 30, 2024 included two months of Beat's results whereas our results for the three months ended September 30, 2025, include a full quarter of Beat results.
•On September 29, 2025, Ambac completed the sale of AAC. AAC's results, including Ambac's loss on the sale of AAC are reported within discontinued operations. Refer to Note 1. Background and Business Description and Note 5. Discontinued Operation of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2024, and Note 3. Discontinued Operations to the Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further details on the Sale and results for the three and nine months ended September 30, 2025, and 2024. As a

Ambac Financial Group, Inc.	33	Third Quarter 2025 Form 10-Q

result of the Sale, Ambac repaid all of the outstanding debt used to acquire Beat, amounting to $150,000, and purchased AAC's co-investment in Beat of $62 million. Concurrent with the Sale, AFG entered into a number of transactions as discussed herein, including transactions intended to lower the long term run-rate of corporate operating expenses.
The following paragraphs describe the consolidated results of continuing operations of Ambac and its subsidiaries for the three and nine months ended September 30, 2025, and 2024, respectively.
Gross Premiums Written Gross premiums written decreased $17,969 and $42,435 for the three and nine months ended September 30, 2025, compared to the same period in the prior year.
The reduction is primarily driven by the non-renewal of certain programs, including the non-renewal of an assumed non-standard personal auto program, partially offset by growth in existing programs and the addition of new programs.
Net Premiums Written Net premiums written decreased $14,977 and $40,302 for the three and nine months ended September 30, 2025, compared to the same period in the prior year.
The reduction is primarily driven by the non-renewal of certain programs, including an assumed non-standard personal auto program, partially offset by growth in existing programs and the addition of new programs.
Net Premiums Earned Net premiums earned decreased $10,414 and $31,166 for the three and nine months ended September 30, 2025, compared to the same period in the prior year.
The decrease was primarily driven by the non-renewal of certain programs, including an assumed non-standard personal auto program, partially offset by growth in existing programs and the addition of new programs.
Commission Income and Commission Expense Commission income for the three and nine months ended September 30, 2025, was $36,059 and $103,152 compared to $23,064 and $54,014 for the three and nine months ended September 30, 2024. The increase was primarily driven by the inclusion of an additional month (July) of Beat's results and organic growth, including from the launch of new de-novo MGAs. Commission income included profit commissions (based on underwriting performance) of $1,940 and $8,896 for the three and nine months ended September 30, 2025, and $1,319 and $3,641 and for the three and nine months ended September 30, 2024, respectively. The increase for the three months ended September 30, 2025, was driven by higher A&H profit commissions earned and for the nine months ended September 30, 2025, was driven by the acquisition of Beat in August 2024.
For the three and nine months ended September 30, 2025, commission expense of $11,167 and $28,935 compared to $9,499 and $27,209 in three and nine months ended September 30, 2024, representing approximately 50% and 72% of commission income in each respective period. The decrease in commission expense relative to commission income in 2025 relative to 2024 is primarily a result of the acquisition of Beat. When third parties are paid commissions to obtain business, the majority of Beat's commission income is reported net of any distribution and commission expenses, due to the nature of its program agreements. The majority of the Insurance Distribution Segment's other MGA/Us report their commission income gross of distribution and commission expenses.
Program Fees Program fee revenues were $3,590 and $3,622 for the three months ended September 30, 2025 and 2024, respectively, and $10,739 and $9,517 for the nine months ended September 30, 2025 and 2024, respectively. Program fee revenues represent the recognition of ceding commissions in excess of direct acquisition costs received from reinsurers and minimum fees received from MGA/Us until related programs reach certain levels of premium ceded. Program fees are charged as a percentage of premiums ceded to reinsurers as a component of total ceding commissions. The growth for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 is driven by a shift in mix of premium written and related premium ceded to reinsurers.
Net Investment Income Net investment income consists of interest income, including the net effect of discount accretion and premium amortization, from fixed maturity securities classified as available-for-sale and net gains (losses) on pooled investment funds which are reported under the equity method. These funds and certain other investments are reported in Other investments on the Consolidated Balance Sheets. For further information about investment funds held, refer to Note 4. Investments to the Unaudited Consolidated Financial Statements, included in Part I, Item 1 in this Form 10-Q.
Net investment income decreased $822 and $2,801 for the three and nine months ended September 30, 2025, compared to the prior year periods due to lower Corporate short-term investment balances resulting primarily from the acquisition of Beat, partially offset by higher investment income on short-term investments at the Cirrata companies with the addition of Beat and, for the nine months ended September 30, 2025, growth of the Everspan investment portfolio.
Servicing and Other Fees Servicing and Other Fees increased $2,589 and $12,025 for the three and nine months ended September 30, 2025. Servicing and Other Fees includes revenues earned for providing operational and administrative services to the Lloyd's syndicates managed by Beat as well as certain policy and brokerage fees.
Other Revenues Other revenues includes (i) net investment gains (losses) on securities sold or called, net of investment impairment charges; (ii) foreign exchange gains (losses) from the Insurance Distribution segment; and (iii) net gains on derivative contracts including FX forward contracts used to manage currency risk within the Insurance Distribution segment. Other revenues for the three and nine months ended September 30, 2025, of $2,408 and $(862) was driven primarily by foreign exchange gains (losses) including on the FX forward contracts. The decreases in Other revenue compared to the three and nine months ended September 30, 2024, resulted primarily from

Ambac Financial Group, Inc.	34	Third Quarter 2025 Form 10-Q

certain items impacting the 2024 periods, including: gains on FX forward contracts used by Ambac to mitigate currency risk leading up to the acquisition of Beat, and a gain on Everspan's sale of one of its shell insurance companies and its licenses. The nine months ended September 30, 2024, also benefited from Corporate gains related to the conversion and early settlement of certain convertible notes, including make-whole payments, partially offset by a write-down in carrying value on an investment in preferred securities that are carried at cost less impairments.
Losses and Loss Adjustment Expenses (Benefit) Loss and loss adjustment expenses incurred decreased $6,035 and $26,940 for the three and nine months ended September 30, 2025, compared to the same period in the prior year.
The lower loss and loss adjustment expenses is primarily due to lower net retained premiums and the shift in mix of business retained driven by the non-renewal of certain programs, including an assumed non-standard personal auto program in which Everspan was a reinsurer and certain commercial auto programs, partially offset by the growth in existing and addition of new programs and reserve strengthening primarily related to commercial auto liability loss experience and increased loss costs related to excess liability exposures.
General and Administrative Expenses (G&A) The following table provides a summary of G&A expenses for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Compensation	$33,129	$18,195	$78,798	$39,824
Non-compensation	20,581	23,923	53,982	47,855
Total G&A expenses	$53,710	$42,118	$132,780	$87,679
The increase in Compensation G&A expenses during the three and nine months ended September 30, 2025, was largely driven by higher compensation costs due to inclusion of Beat expenses for only two months in the 2024 periods. In addition, for the three months and nine months ended September 2025, compensation expense was increased due to the impact of severance, special one-time cash and equity awards and accelerated equity compensation totaling $6,764 all of which were incurred in connection with the sale of AAC.
Non-Compensation G&A expenses for the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, were driven by integration expenses related to the acquisition of Beat, lease termination costs related to our former corporate headquarters, and the write off of certain capitalized legacy software costs; offset by lower Corporate segment expenses related to M&A transactions. Ambac has also provided notice of early termination of its current corporate headquarters, the associated expenses for which will be recognized in the fourth quarter of 2025. Restructuring costs related to the sale of AAC for the three and nine months ended September 30, 2025, were $778 and $5,162, respectively, and for the three and nine months ended September 30, 2024, were $1,653 and $13,980, respectively.
Intangible Amortization and Depreciation. Intangible amortization and depreciation for the three and nine months ended September 30, 2025, was $9,746 and $28,663 compared to $7,104 and $10,332 in the comparable prior year periods. The increases are due to intangible amortization for the three and nine months ended September 30, 2025 related to the Beat acquisition.
Interest Expense Interest expense for the three and nine months ended September 30, 2025 was $6,185 and $17,209, compared to $3,745 and $3,745 for the three and nine months ended September 30, 2024, which was primarily related to the short-term debt used in funding the Beat acquisition, entered into during the third quarter of 2024. This debt was repaid on September 29, 2025.
Provision for Income Taxes The provision (benefit) for income taxes primarily relates to international operations and was $(1,241) and $(4,030) for the three and nine months ended September 30, 2025, compared to $(867) and $(767) for the three and nine months ended September 30, 2024. The tax benefit recognized in the current year includes current tax expense associated with Beat UK operations offset by deferred tax benefit related to the recognition of deferred tax assets generated by Beat US and amortization of finite lived intangible assets associated with Beat UK and US operations.
Results of Operations by Segment

Insurance Distribution
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Premiums placed	$245,394	$144,949	$728,493	$288,463

Commission income	$36,059	$23,064	$103,152	$54,014
Commission expense	11,167	9,499	28,935	8,701
Net commissions	24,892	13,565	74,217	45,313
Servicing and other fees	4,855	2,266	14,291	2,266
Investment income	401	300	1,117	427
Other revenue	1,906	(1,635)		-1541
Expenses:
General and administrative expenses	22,197	12,065	61,686	18,132
EBITDA	9,858	2,431	26,640	9,825
Interest expense	6,185	—	17,209	—
Depreciation	145	212	8	—
Intangible amortization	9,272	6,423	27,247	4,665
Pretax income (loss)	$(5,747)	$(7,949)	$(18,159)	$7,283

Ambac's stockholders equity (1)	$447,327	$410,997
(1)    Represents the share of Ambac stockholders equity for each subsidiary within the Insurance Distribution segment, including intercompany eliminations.
Ambac's Insurance Distribution businesses are compensated for their services primarily by commissions paid by insurance carriers for underwriting, structuring and/or administering polices. Commission revenues are usually based on a percentage of the premiums placed. In addition, we are eligible to receive profit sharing contingent commissions on certain programs based on the underwriting results of the policies placed with carriers and

Ambac Financial Group, Inc.	35	Third Quarter 2025 Form 10-Q

other capacity providers, which may cause some variability in revenue and earnings.
Insurance Distribution pre-tax loss for the three and nine months ended September 30, 2025, was $(5,747) and $(18,159) compared to $(7,949) and $(2,851) for the three and nine months ended September 30, 2024. The lower pre-tax loss for the three months ended September 30, 2025, compared to 2024 mostly related to the acquisition of and organic growth at Beat. The higher pre-tax loss for the nine months ended September 30, 2025, compared to September 30, 2024, higher general and administrative expenses, intangible amortization and interest expense related to Beat acquisition. In connection with the AAC sale, on September 29, 2025, the short-term debt used to partially finance the Beat acquisition was repaid, therefore the associated interest expense will no longer be incurred.
The Insurance Distribution segment placed premiums for its carriers are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Premiums Placed	$245,394	$144,949	$728,493	$288,463
Increase over prior period	100,445		440,030
As a percent	69.3%		152.5%

Higher premiums placed were mostly driven by the acquisition of Beat, effective August 1, 2024, the inclusion of an additional month of Beat's production and growth of Beat's business.
For the three months ended September 30, 2025, the increase in premiums placed and changes to the mix of business written led to the growth in commission income and commission expense of 56% and (18)%, respectively.
Business underwritten within our Insurance Distribution business can be seasonal which may result in revenue and earnings concentrations from period to period. As the Insurance Distribution business grows, we make additional acquisitions and launch additional de novo underwriting units, revenue and earnings concentrations may increase or may shift, perhaps meaningfully.
G&A expenses for the three and nine months ended September 30, 2025, were $22,197 and $61,686 an increase over three and nine months ended September 30, 2024 of $10,132 and $43,554, respectively, as a result of the Beat acquisition in the third quarter of 2024 as well as increase in staffing for the build out of new business.

Specialty Property and Casualty Insurance
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Gross premiums written	$97,185	$115,154	$280,347	$322,782
Net premiums written	17,777	32,754	50,988	91,290
Revenues:
Net premiums earned	$17,027	$27,441	$48,908	$80,074
Program fees	3,590	3,622	10,739	9,517
Investment income	1,648	1,672	5,238	4,536
Other income	509	7,397	450	7,375
Total	22,774	40,132	65,335	101,502
Expenses:
Losses and loss expenses incurred	14,386	20,421	35,860	62,800
Amortization of deferred acquisition costs, net	3,491	5,993	11,031	15,816
General and administrative expenses	4,942	4,784	16,367	13,231
Total	22,819	31,198	63,258	91,847
EBITDA	$(45)	$8,934	$2,077	$9,655
Pretax income (loss)	$(45)	$8,934	$2,077	$9,655

Retention Ratio (1)	18.3%	28.4%	18.2%	28.3%

Loss and LAE Ratio (2)	84.5%	74.4%	73.3%	78.4%
Expense Ratio (3)	28.4%	26.1%	34.1%	24.4%
Combined Ratio (4)	112.9%	100.5%	107.4%	102.8%

Ambac's stockholders equity (5)	$139,575	$133,882
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
The Specialty Property and Casualty Insurance segment has grown significantly since underwriting its first program in May 2021. Twenty-five programs were authorized to issue policies as of September 30, 2025, including Everspan participating on certain programs as a reinsurer. As part of Everspan's focus on improving profitability and capital utilization, Everspan non-renewed certain programs, including a commercial auto program and an assumed non-standard personal auto program in the latter half of 2024, and a commercial auto and a general liability program in 1Q2025. The non-renewals resulted in a reduction in gross and net written premiums, net premiums earned, nominal losses and loss expenses incurred, and a shift in Everspan's retention ratio in the three and nine months ended September 30, 2025, compared to three and nine months ended September 30, 2024. Partially offsetting these non-renewals was the continued growth in existing programs and addition of new programs. EBITDA and pre-tax income decreased in the three and nine months ended September 30, 2025 compared to September 30, 2024, primarily due to the gain related to the sale of Consolidated

Ambac Financial Group, Inc.	36	Third Quarter 2025 Form 10-Q

National Insurance Company recognized in 3Q2024, a reduction in earned premium related to program non-renewals and adverse prior period reserve development in 2025 versus 2024, partially offset by lower losses incurred due the program non-renewals.
Consistent with its strategy to generate sustainable and profitable, long-term specialty property and casualty program insurance business with a focus on diverse classes of risks, Everspan may source select programs as a reinsurer. Accessing programs as a reinsurer provides Everspan the ability to diversify its risk profile (temporarily or long-term), efficiently manage its exposure limits and underwrite programs in a cost efficient manner, amongst other benefits. Everspan may participate as a reinsurer on up to 30% of a program, which is in line with its strategy to retain up to 30% per program. Participation as a reinsurer will affect the retention ratio as Everspan's portion of assumed premiums is reflected fully in both Gross and Net Premiums Written.
The change in the loss ratio was driven by the shift in mix of business in addition to reserve strengthening. The three and nine months ended September 30, 2025, contained prior years loss strengthening equating to 23.2% and 8.8%, respectively, driven primarily by commercial auto liability loss experience on programs which are in runoff, and excess liability loss experience, whereas the three and nine months ended September 30, 2024, contained prior years loss strengthening equating to 0.2% and 3.8%, respectively, which was primarily driven by commercial auto loss experience on programs which have since been non-renewed.
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
In addition to the increase in the Loss and LAE ratio for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, there was a benefit to acquisition costs resulting from sliding scale commission arrangements with program partners. Such benefit reduced the Specialty Property and Casualty Insurance segments expense ratio by 6.9% and 1.9% for the three months ended September 30, 2025 and 2024, respectively and 3.3% and 4.5% for the nine months ended September 30, 2025 and 2024, respectively. Certain Everspan programs were structured to include sliding scale commission arrangements within a loss ratio range. These sliding scale arrangements help mitigate losses, protect underwriting results and limit earnings volatility.
General and administrative costs were higher for the three and nine months ended September 30, 2025, relative to the three and nine months ended September 30, 2024, due to a net increase in headcount and in legal expenses, partially offset by reduced performance on long term incentive compensation.
Corporate
Corporate consists of our holding company and shared services operations ("Corporate"). Corporate provides financial, legal, technological and human resources to Ambac's two segments and is responsible for the function of AFG as a publicly traded company.
Corporate revenues totaled $610 and $5,878 for the three months ended September 30, 2025 and 2024, respectively and $1,723 and $13,925 for the nine months ended September 30, 2025 and 2024, respectively. Corporate revenue is mostly generated from investment of AFG's liquid resources and investment results from its previously made strategic investments, including certain minority investments in MGA/Us and an insurtech fund. Investment revenues comprised of net investment income and net investment gains (losses), including impairments were $617 and $938 for the three months ended September 30, 2025 and 2024, respectively and $1,735 and $5,928 for the nine months ended September 30, 2025 and 2024, respectively. The declines from 2024 to 2025 are attributable to the use of liquid resources for the acquisition of Beat and third quarter 2024 gains on FX forward contracts used to mitigate currency risk leading up to the acquisition of Beat. The decline for the nine month period also reflected net investment gains of $3,958 in the nine months ended September 30, 2024 primarily related to the conversion and early settlement of certain convertible notes, including make-whole payments, partially offset by a write-down in carrying value on an investment in preferred securities that are carried at cost less impairment.
As a result of the Company reporting the results of operations of AAC as discontinued operations, certain corporate costs charged to AAC have been reported in Net income from continuing operations and included in Corporate expenses for all years presented. Corporate expenses were $26,571 and $27,151 for the three months ended September 30, 2025 and 2024, respectively and $55,801 and $59,474 for the nine months ended September 30, 2025 and 2024. Corporate expenses were lower for the three and nine months ended September 30, 2025 compared to three and nine months ended September 30, 2024 mainly due to lower expenses related to corporate development and the sale of AAC.
LIQUIDITY AND CAPITAL RESOURCES
Holding Company Liquidity
AFG is organized as a legal entity separate and distinct from its operating subsidiaries. AFG's liquidity is primarily dependent on its net assets, excluding the operating subsidiaries that it owns, totaling $255,951 as of September 30, 2025, and secondarily on investment income, distributions, tax and expense sharing payments from its operating subsidiaries and third party capital (e.g. from credit facilities and equity issuance).

Ambac Financial Group, Inc.	37	Third Quarter 2025 Form 10-Q

	September 30, 2025	December 31, 2024
Cash and short-term investments	$226,931	$53,726
Other investments (1)	29,759	29,487
Other net (liabilities) assets	(740)	21,218
Total	$255,951	$104,431
(1)Includes strategic minority investments in insurance services businesses of $20,618 at September 30, 2025, and December 31, 2024..
The increase in AFG net assets, excluding its equity investments in subsidiaries, during the first nine months of 2025 was driven primarily by net cash received at the closing of the sale of AAC on September 29, 2025 and related transactions. Additionally, AFG's change in assets reflects net cash outflows from operating and interest expenses in addition to treasury stock purchases, partially offset by interest income and net distributions received from subsidiaries.

•AFG received $420,000 of proceeds from the sale of AAC, plus an additional $4,300, less applicable legal, advisory and other expenses incurred in connection with the Sale.
•In connection with the Beat acquisition, Cirrata incurred $150,000 of debt funded by a global bank. Upon the closing of the sale of AAC, AFG repaid the $150,000 loan.
•AFG's acquisition of Beat was partially funded by AAC's co-investment in the amount of $62,000. Upon the close of the AAC sale, AFG purchased AAC's co-investment at a price resulting in a 7.5% rate of return per annum to AAC.
Everspan's ability to make future dividend payments will mostly depend on its future profitability relative to its capital needs to support growth. Everspan is not expected to pay dividends in 2025. Everspan makes tax payments to AFG in accordance with a Tax Sharing Agreement. For the nine months ended September 30, 2025, Everspan paid $2,014 in tax payments to AFG.
Cirrata does not have any regulatory restrictions on its ability to make distributions. AFG received distributions from Cirrata of $5,536 and $7,354 during the nine months ended September 30, 2025 and 2024, respectively.
AFG's principal uses of liquidity are: (i) the payment of G&A expenses, including costs to explore opportunities to grow and diversify Ambac, (ii) making capital investments to acquire, grow and/or capitalize new and/or existing businesses, including through the acquisition of noncontrolling interests as a result of the exercise of outstanding puts and/or calls, and (iii) making investments in technology and other operational infrastructure to improve the operational effectiveness and efficiency of our business and to support its growth. Funding puts, calls and other capital commitments would require payments from AFG, the magnitude of which will ultimately depend on the performance of the underlying businesses, whether or not the puts or calls are exercised, FX rates and other considerations. AFG would expect the funding requirements for such obligations not to exceed approximately $50,000 in 2026, but such amount could be higher based on those considerations outlined above. AFG seeks to fund these potential puts and calls from internal resources, but may seek to raise additional short-term or long-term funding or capital sources depending on a number of considerations, including distribution levels from subsidiaries, the potential for additional acquisitions, other capital investment demands, stock repurchases and other considerations. AFG may also provide short-term financial support, primarily in the form of loans, to its operating subsidiaries to support their operating requirements.
In the opinion of the Company’s management the net assets and expected funding sources of AFG are currently sufficient to meet AFG’s current liquidity requirements. However, events, opportunities, acquisitions, the exercise of puts and calls, the need to refinance outstanding debt, share repurchases or other circumstances could require AFG to seek additional capital (e.g. through the issuance of debt, equity or hybrid securities).
In connection with the ArmadaCare acquisition on October 31, 2025, the Company borrowed $120,000 in the form of a five-year $100,000 term loan and a five-year $20,000 revolving credit facility (together, the "Credit Facilities"). The Credit Facilities include covenants that restrict our ability to manage capital resources by requiring maintenance of certain financial ratios and restricting indebtedness, liens, mergers, sales of assets, investments, restricted payments (such as dividends), and affiliate transactions, among other restrictions. The Credit Facility also requires the prepayment of the borrowings thereunder with proceeds of certain asset sales, recovery events, issuances of indebtedness and indemnity payments. These requirements will impact our financial and operational flexibility while the Credit Facility remains in place. See Note 1. Business and Basis of Presentation to the Consolidated Financial Statements included in this Quarterly Report for further detail about the Credit Facilities.
Operating Companies' Liquidity
Insurance
Sources of liquidity for Everspan are primarily funds generated from premiums, reinsurance recoveries, fees, investment income and maturities and sales of investments.
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

Ambac Financial Group, Inc.	38	Third Quarter 2025 Form 10-Q

than the U.S. Ambac's cash balances held at banks were $51,767 as of September 30, 2025, including cash of Ambac's insurance distribution subsidiaries held in regional banks of $17,002 as of September 30, 2025.
Consolidated Cash Flow Statement Discussion
The following table summarizes the net cash flows for the periods presented.

Nine Months Ended September 30,	2025	2024
Cash provided by (used in):
Operating activities	$(51,617)	$76,394
Investing activities	265,371	(245,673)
Financing activities	(210,726)	206,832
Foreign exchange impact on cash and cash equivalents	—	425
Net cash flow	$3,028	$37,978
Operating Activities for Continuing Operations
Operating cash flows during the nine months ended September 30, 2025 and 2024, was $(51,617) and $76,394, respectively. Operating cash flows for the nine months ended September 30, 2025, were adversely impacted by G&A expenses paid relating to acquisition and restructuring costs of $9,283 and interest on short-term borrowing, an increase in reinsurance recoverable, partially offset by cash collections from both the specialty P&C and insurance distribution businesses.
Future operating flows will primarily be impacted by net premium collections, commission and fee income and investment income receipts, offset by G&A expenses, commission expenses, net claim and loss expense payments and interest payments on debt.
Investing Activities for Continuing Operations
Investing activities for the nine months ended September 30, 2025 were primarily driven by the proceeds from the sale of AAC and changes in short-term investments.
Future investing cash flows will be primarily dependent on acquisition activity and the purchase and sale of securities.
Financing Activities for Continuing Operations
Financing activities for the nine months ended September 30, 2025, included purchases of common stock of $3,301 and repayment of the Company's short-term borrowing of $150,000.
Future financing cash flows will be primarily impacted by financing for the ArmadaCare acquisition, which closed in October 2025; new debt or other capital raising activity; paydowns and maturities of debt; share repurchases, including those executed in October 2025; acquisitions of noncontrolling interest shares; other capital management activity and distributions to noncontrolling interests.
Cash Flows from Discontinued Operations
Cash flows pertaining to discontinued operations are reported separately on the Consolidated Statements of Cash Flows. The primary driver of the cash flows from discontinued operations was the continued run-off of the financial guarantee business, including the collection of premiums, interest income and subrogation, and the payment of claims, expenses and foreign taxes. Since the agreement to sell AAC, the operations were substantially separated and with the Sale having been completed in September 2025 future reporting period will exclude any discontinued operations activity after September 30, 2025.
BALANCE SHEET
Total assets decreased by $5,910,488 from December 31, 2024, to $2,147,890 at September 30, 2025, primarily due to the closing of the sale of AAC on September 29, 2025, including net cash consideration received and repayment of the Company's short-term debt. Additionally, reinsurance recoverables increased due to growth and loss reserve strengthening in the specialty P&C business.
Total liabilities decreased by approximately $5,862,388 from December 31, 2024, to $1,000,469 as of September 30, 2025, primarily due to the closing of the sale of AAC, repayment the Company's short-term debt, partially offset by an increase in loss and loss adjustment expense reserve and ceded premium payables from the specialty P&C businesses.
As of September 30, 2025, total Ambac Financial Group stockholders’ equity was $843,384, compared with total stockholders’ equity of $856,906 at December 31, 2024. The decrease was primarily driven by a total comprehensive loss of $31,495 partially offset by the impact of the issuance of warrants in connection with the sale of AAC.
Discontinued Operation:
Assets and Liabilities Held-for-Sale. Assets held-for-sale decreased to $— at September 30, 2025, from $6,267,200 as December 31, 2024 as a result of the closing of the Sale. Liabilities held-for-sale increased to $— at September 30, 2025, from $5,887,685 as December 31, 2024 also as a result of the closing of the Sale.
Continuing Operations:
The following discusses changes in assets, liabilities and stockholders' equity, excluding assets and liabilities held-for-sale related to the pending sale of AAC, as of September 30, 2025, compared to December 31, 2024.

Ambac Financial Group, Inc.	39	Third Quarter 2025 Form 10-Q

Investment Portfolio
Ambac's investment portfolio is managed under established guidelines designed to meet the investment objectives of the Everspan Group and AFG. The Insurance Distribution businesses investments are limited to money market funds and U.S. Government Treasury bonds. Refer to "Description of the Business – Investments and Investment Policy" located in Part I. Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, for further description of Ambac's investment policies and applicable regulations.
The following table summarizes the composition of Ambac’s investment portfolio, at carrying value at September 30, 2025, and December 31, 2024:

	September 30, 2025				December 31, 2024
	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consolidated	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consolidated

Fixed maturity securities	$129,644	$—	$1,457	$131,101	$157,020	$—	$—	$157,020
Short-term	42,848	37,055	215,922	295,825	35,727	27,435	64,439	127,601
Other investments	—	—	28,302	28,302	—	177	28,117	28,294
Total investments	$172,492	$37,055	$245,681	$455,228	$192,247	$27,612	$92,556	$312,915

Ambac invests in various asset classes in its fixed maturity securities portfolio. Refer to Note 4. Investments to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for information about fixed maturity securities and other investments by asset class.
The following charts provide the ratings distribution of the fixed maturity investment portfolio based on fair value at September 30, 2025, and December 31, 2024. Ratings represent the lower of ratings provided by S&P and Moody's when ratings are available from both agencies.

Ambac Financial Group, Inc.	40	Third Quarter 2025 Form 10-Q

Premium Receivables
Ambac's premium receivables increased to $74,760 at September 30, 2025, from $57,222 at December 31, 2024. The increase is primarily due to growth in the Specialty P&C Insurance Segment, including receivables related to the programs where Everspan participates as a reinsurer.
Commission and fees receivable
Ambac's commission and fee receivables increased to $75,480 at September 30, 2025, from $55,377 at December 31, 2024. The increase is primarily due to growth in the Insurance Distribution Segment and the Beat acquisition.
Reinsurance Recoverable on Paid and Unpaid Losses
Ambac has reinsurance in place pursuant to surplus share treaty and facultative agreements. As of September 30, 2025, and December 31, 2024, reinsurance recoverable on paid and unpaid losses were $440,462 and $306,191, respectively, increasing primarily due to growth in the Specialty P&C Insurance Segment. To minimize its exposure to losses from reinsurers, Ambac (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties under certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised in the event of rating agency downgrades of a reinsurer (among other events and circumstances). Those reinsurance counterparties that do not currently post collateral are well capitalized, highly rated, authorized capacity providers. Ambac benefited from letters of credit and collateral amounting to approximately $72,454 from its reinsurers at September 30, 2025.  Additionally, while legacy liabilities from Specialty P&C acquisitions were fully ceded to certain reinsurers, Everspan also benefits from an unlimited, uncapped indemnity from the respective sellers to mitigate any residual risk to these reinsurers.
Intangible Assets, net of Accumulated Depreciation
Intangible assets primarily include (i) intangible assets established as part of acquisitions in the Insurance Distribution business of $327,986 at September 30, 2025 and (iii) indefinite-lived intangible assets in the Specialty P&C business as part of its acquisitions of $11,213 at September 30, 2025.
As of September 30, 2025, and December 31, 2024, intangible assets were $339,197 and $344,775, respectively. The increase is driven by foreign exchange rates (appreciation of the British pound), partially offset by amortization of $27,247.
Goodwill
As of September 30, 2025, and December 31, 2024, goodwill totaled $445,382 and $418,234 respectively. The increase is primarily driven by foreign exchange rates (appreciation of the British pound). All of the goodwill was assigned to the Insurance Distribution segment.
Liabilities
Loss and Loss Adjustment Expense Reserves
Loss and loss adjustment expense reserves are estimates of the ultimate liability for unpaid losses and loss expenses for claims that have been reported and claims that have been incurred, but not yet reported as of the balance sheet date.
Loss and loss adjustment expense reserves by line of business were as follows as of September 30, 2025, and December 31, 2024

	September 30, 2025		December 31, 2024
Line	Gross	Net	Gross	Net
Commercial auto	$159,820	$24,961	$158,472	$28,720
Excess liability	97,111	14,025	50,248	6,571
General liability	55,136	10,961	35,211	8,286
Workers compensation	18,086	18,086	14,465	14,465
Non-standard personal auto	5,390	5,195	12,689	12,185
Professional Liability	38,365	2,892	17,698	1,807
Surety	15,210	(6)	11,217	6
Unallocated loss adjustment expense reserves	15,638	5,672	12,238	6,578
Other (1)	32,783	978	36,826	363
Loss and Loss Expense Reserves	$437,539	$82,764	$349,064	$78,980
(1)Includes $28,999 and $0 loss and loss expense reserves on a gross and net of reinsurance basis at September 30, 2025 and $35,146 and $0 loss and loss expense reserves on a gross and net of reinsurance basis at December 31, 2024 related to legacy liabilities obtained from the acquisitions of Providence Washington Insurance Company, Greenwood Insurance Company and Consolidated Specialty Insurance Company. All legacy liabilities remain obligations of affiliates of the sellers through reinsurance.
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
Short and Long-term Debt
Ambac borrowed under a short-term credit facility to provide partial funding of the acquisition of Beat in 2024. This short-term debt was repaid from the proceeds of the sale of AAC in the amount of $150,000.
In connection with the acquisition of ArmadaCare on October 31, 2025, Cirrata Group LLC and certain of its subsidiaries (including ArmadaCare) entered into the Credit Facilities, which were fully drawn to pay part of the purchase price for ArmadaCare. See Note 1. Background and Business Description to the Consolidated Financial Statements included in this Quarterly Report for further detail about the Credit Facilities.
Commission Payable
Commission payables are commissions due to sub producers for placing insurance contracts on behalf of the MGAs and amounts due to UK Syndicates that provide advanced commissions to fund short term liquidity needs for MGAs. Commission payable at September 30, 2025, and December 31, 2024 was $109,317 and $71,431, respectively. The increase is primarily due to higher advance commissions due to Syndicates.

Ambac Financial Group, Inc.	41	Third Quarter 2025 Form 10-Q

Redeemable Noncontrolling Interest (NCI)
The minority equity interests of Beat's majority owned MGA/Us were classified within nonredeemable NCI at December 31, 2024. During the three months ended March 31, 2025, Ambac entered into put options on certain of these minority interests that are embedded in the underlying equity instruments. As a result, the minority interests were reclassified from nonredeemable to redeemable and remeasured at fair value including the put options, increasing redeemable NCI by $42,180. Other changes to redeemable NCI during the three and nine months ended September 30, 2025, relate primarily to the allocation of financial results to the minority interests, revaluation to redemption value where applicable, reclassification of certain interests to nonredeemable due to the expiration of related put options, the exercise of certain put options and the impact of foreign currency translation.
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
Everspan Indemnity Insurance Company
Everspan Indemnity Insurance Company’s (EIIC) statutory policyholder surplus was $126,460 at September 30, 2025, as compared to $125,202 at December 31, 2024. The increase in surplus was driven by net income at Everspan Indemnity Insurance Company, including its subsidiaries, of $1,163 during the nine months ended September 30, 2025. Each of Everspan's insurance carriers are a direct or indirect wholly-owned subsidiary of EIIC and therefore are included in EIIC's statutory policyholder surplus.
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

Ambac Financial Group, Inc.	42	Third Quarter 2025 Form 10-Q

	Three Months Ended September 30, 2025				Three Months Ended September 30, 2024
	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated
Net income (loss) (Continuing Operations)	$(53)	$(4,506)	$(26,279)	$(30,838)	$7,990	$(7,066)	$(20,814)	$(19,890)
Adjustments:
Add: Interest expense	—	6,185	—	6,185	—	3,745	—	3,745
Add: Income tax expense	8	(1,241)	(8)	(1,241)	944	(883)	(928)	(867)
Add: Depreciation	—	145	329	474	—	206	475	681
Add: Intangible amortization	—	9,272	—	9,272	—	6,423	—	6,423
EBITDA	(45)	9,855	(25,958)	(16,148)	8,934	2,425	(21,267)	(9,908)
Add: Impact of noncontrolling interests	—	(3,927)	—	(3,927)	—	(557)	—	(557)
EBITDA attributable to shareholders	(45)	5,928	(25,958)	(20,075)	8,934	1,868	(21,267)	(10,465)
Net income margin	(0.2)%	(10.4)%	NM	(46.3)%	19.9%	(29.4)%	NM	(28.4)%
Net income margin attributable to shareholders	(0.2)%	(12.5)%	NM	(47.6)%	19.9%	(22.1)%	NM	(25.9)%
EBITDA margin	(0.2)%	22.8%	NM	(24.2)%	22.3%	10.1%	NM	(14.2)%
EBITDA margin attributable to shareholders	(0.2)%	13.7%	NM	(30.1)%	22.3%	7.8%	NM	(14.9)%
Add: Acquisition and integration related expenses	—	—	229	229	—	—	14,854	14,854
Add: Equity-based compensation expense	94	100	5,953	6,147	157	—	2,376	2,533
Add: Severance and restructuring expense	—	—	8,875	8,875	—	248	1,653	1,901
Add: Other non-operating (income) losses	—	—	2,008	2,008	(7,500)	—	582	(6,918)
Adjusted EBITDA	$49	$9,955	$(8,893)	$1,111	$1,591	$2,673	$(1,802)	$2,462
Adjusted EBITDA attributable to shareholders	$49	$5,988	$(8,893)	$(2,856)	$1,591	$2,116	$(1,802)	$1,905
Adjusted EBITDA Margin	0.2%	23.0%	NM	1.7%	4.0%	11.1%	NM	3.5%
Adjusted EBITDA Margin attributable to shareholders	0.2%	13.9%	NM	(4.3)%	4.0%	8.8%	NM	2.7%

	Nine Months Ended September 30, 2025				Nine Months Ended September 30, 2024
	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated
Net income (loss) (Continuing Operations)	$1,799	$(14,237)	$(53,692)	$(66,129)	$8,632	$(2,095)	$(44,513)	$(37,976)
Adjustments:
Add: Interest expense	—	17,209	—	17,209	—	3,745	—	3,745
Add: Income tax expense	278	(3,922)	(386)	(4,030)	1,023	(756)	(1,034)	(767)
Add: Depreciation	—	343	1,074	1,417	—	230	1,401	1,631
Add: Intangible amortization	—	27,247	—	27,247	—	8,701	—	8,701

EBITDA	2,077	26,640	(53,004)	(24,286)	9,655	9,825	(44,146)	(24,666)
Add: Impact of noncontrolling interests	—	(11,132)	—	(11,132)	—	(1,907)	—	(1,907)
EBITDA attributable to shareholders	2,077	15,508	(53,004)	(35,418)	9,655	7,918	(44,146)	(26,573)
Net income margin	2.8%	(12.1)%	NM	(35.9)%	8.5%	(3.8)%	NM	(22.3)%
Net income margin attributable to shareholders	—%	—%	NM	—%	8.5%	(2.2)%	NM	(21.8)%
EBITDA margin	3.2%	22.7%	NM	(13.2)%	9.5%	17.8%	NM	(14.5)%
EBITDA margin attributable to shareholders	3.2%	13.2%	NM	(19.2)%	9.5%	14.4%	NM	(15.6)%
Add: Acquisition and integration related expenses	—	375	1,310	1,685	—	—	25,827	25,827
Add: Equity-based compensation expense	241	167	9,422	9,830	282	—	6,252	6,534
Add: Severance and restructuring expense	—	60	13,612	13,672	—	248	6,990	7,238
Add: Other non-operating (income) losses	—	(591)	2,008	1,417	(7,500)	—	(3,845)	(11,345)
Adjusted EBITDA	$2,319	$26,647	$(26,652)	$2,314	$2,439	$10,067	$(8,921)	$3,585
Adjusted EBITDA attributable to shareholders	$2,319	$15,599	$(26,652)	$(8,734)	$2,439	$8,160	$(8,921)	$1,678
Adjusted EBITDA Margin	3.5%	22.7%	NM	1.3%	2.4%	18.2%	NM	2.1%
Adjusted EBITDA Margin attributable to shareholders	3.5%	13.3%	NM	(4.7)%	2.4%	14.8%	NM	1.0%

Organic Revenue Growth & Rate (Insurance Distribution Only.) — Organic revenue is based on commissions and fees for the relevant period by excluding (i) the first twelve months of commissions and fees generated from acquisitions and (ii) commissions and fees from divestitures (iii) and other items such as contingent commissions and the impact of changes in foreign exchange rates.
Organic revenue growth is the change in organic revenue period-to-period, with prior period results adjusted to (i) include

Ambac Financial Group, Inc.	43	Third Quarter 2025 Form 10-Q

commissions and fees that were excluded from organic revenue in the prior period and reached the twelve-month owned mark in the current period, and (ii) exclude commissions and fees related to divestitures from organic revenue.
Organic revenue growth rate to Total revenue growth rate, the most directly comparable GAAP measure, for each of the periods indicated is as follows (in percentages):

Three Months Ended September 30,	2025	2024	% Growth
Total Insurance Distribution revenue & growth percentage (1)	$43,222	$23,995	80.1%
Less: Acquired revenues	(6,206)	—
Less: Profit commission and contingent commission income	(1,940)	(1,319)
Less: impact of F.X. rates	(1,041)	1,636
Total Organic Revenue & Growth Percentage	$34,035	$24,312	40.0%

Nine Months Ended September 30,	2025	2024	% Growth
Total Insurance Distribution revenue & growth percentage (1)	$117,261	$55,166	112.6
Less: Acquired revenues	(43,955)	—
Less: Profit commission and contingent commission income	(8,897)	(3,642)
Less: impact of F.X. rates	2,643	1,636
Total Organic Revenue & Growth Percentage	$67,052	53,160	26.1%

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

	Three Months Ended September 30,
	2025				2024
	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated
Net income (loss) (Continuing Operations)	$(53)	$(4,506)	$(26,279)	$(30,838)	$7,990	$(7,066)	$(20,814)	$(19,890)
Adjustments:
Add: Acquisition and integration related expenses	—	—	229	229	—	—	14,854	14,854
Add: Intangible amortization	—	9,272	—	9,272	—	6,423	—	6,423
Add: Equity-based compensation expense	94	100	5,953	6,147	157	—	2,376	2,533
Add: Severance and restructuring expense	—	—	8,875	8,875	—	248	1,653	1,901
Add: Other non-operating (income) losses	—	—	2,008	2,008	(7,500)	—	582	(6,918)
Adjusted net income (loss) before tax and NCI	41	4,866	(9,214)	(4,307)	647	(395)	(1,349)	(1,097)
Income tax effects	—	(2,067)	—	(2,067)	—	—	—	—
Adjusted net income (loss) before NCI	41	2,799	(9,214)	(6,374)	647	(395)	(1,349)	(1,097)
Net (income) loss attributable to noncontrolling interest	—	(3,583)	—	(3,583)	—	(557)	—	(557)
Adjusted net income (loss) attributable to shareholders	$41	$(784)	$(9,214)	$(9,957)	$647	$(952)	$(1,349)	$(1,654)

	Three Months Ended September 30,
	2025				2024
	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated
Net income (loss) margin	(0.2)%	(10.4)%	NM	(46.3)%	19.9%	(29.4)%	NM	(28.4)%
Adjusted Net income (loss) attributable to Ambac stockholders margin	0.2%	(1.8)%	NM	(14.9)%	1.6%	(4.0)%	NM	(2.4)%

Ambac Financial Group, Inc.	44	Third Quarter 2025 Form 10-Q

	Nine Months Ended September 30,
	2025				2024
	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated
Net income (loss) (Continuing Operations)	$1,800	$(14,241)	$(53,691)	$(66,132)	$8,634	$(2,095)	$(44,516)	$(37,977)
Adjustments:
Add: Acquisition and integration related expenses	—	375	1,310	1,685	—	—	25,827	25,827
Add: Intangible amortization	—	27,336	—	27,336	—	8,701	—	8,701
Add: Equity-based compensation expense	241	167	9,422	9,830	282	—	6,252	6,534
Add: Severance and restructuring expense	—	60	13,612	13,672	—	248	6,990	7,238
Add: Other non-operating (income) losses	—	(591)	2,008	1,417	(7,500)	—	(3,845)	(11,345)
Adjusted net income (loss) before tax and NCI	2,041	13,106	(27,339)	(12,192)	1,416	6,854	(9,292)	(1,022)
Income tax effects	(15)	(3,959)	15	(3,959)	—	—	—	—
Adjusted net income (loss) before NCI	2,026	9,147	(27,324)	(16,151)	1,416	6,854	(9,292)	(1,022)
Net (income) loss attributable to noncontrolling interest	—	(10,395)	—	(10,395)	—	(1,907)	—	(1,907)
Adjusted net income (loss) attributable to common shareholders	$2,026	$(1,248)	$(27,324)	$(26,546)	$1,416	$4,947	$(9,292)	$(2,929)

	Nine Months Ended September 30,
	2025				2024
	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated
Net income (loss) margin	7.9%	(32.9)%	NM	(99.3)%	8.5%	(3.8)%	NM	(22.3)%
Adjusted Net income (loss) attributable to Ambac stockholders margin	8.9%	(2.9)%	NM	(39.9)%	1.4%	9.0%	NM	(1.7)%

Item 3.    Quantitative and Qualitative Disclosure About Market Risk
As of September 30, 2025, there are no material changes in the market risks that the Company is exposed to compared to December 31, 2024.
Item 4.     Controls and Procedures
In connection with the preparation of this third quarter Form 10-Q, an evaluation was carried out by Ambac’s management, with the participation of Ambac’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Ambac’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on its evaluation, Ambac’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, Ambac’s disclosure controls and procedures were effective.
Management has formally incorporated Beat Capital Partners Limited into Ambac's program for internal control over financial reporting effective August 1, 2025. Accordingly, Beat is included in the scope of management's control assessments beginning with the third quarter of 2025.
The Company completed the sale of AAC on September 29, 2025 (refer to Sale of AAC in the Overview section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations). Subsequent to the Sale, AAC continued to perform certain services for the Company under a transition support agreement between the parties. These services included certain accounting and information technology activities that supported the preparation of the Company's Unaudited Consolidated Financial Statements included in Part 1 of this Form 10-Q.
Effective January 1, 2025, Ambac Financial Group, Inc. changed the general ledger and consolidation system and certain related processes used for a substantial portion of its continuing operations. Additional entities comprising AFG's continuing operations will be converting onto the new general ledger system in 2025 and 2026. As part of its implementation, the Company evaluated the impact of this new system on its internal control over financial reporting and made changes to controls and procedures where necessary.
There were no other changes in our internal control over financial reporting during the first nine months of 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
Please refer to Note 13. Commitments and Contingencies of the Unaudited Consolidated Financial Statements located in Part I, Item 1 in this Form 10-Q and Note 19: Commitments and Contingencies in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, for a discussion on legal proceedings against Ambac and its subsidiaries.

Ambac Financial Group, Inc.	45	Third Quarter 2025 Form 10-Q

Item 1A.    Risk Factors
Subsequent to the sale of Ambac's Legacy Financial Guarantee Insurance business on September 29, 2025, the Company revised the Risk Factors presented in Item 1A to Part I in our Annual Report on Form 10-K for the year ended December 31, 2024, to represent the Risk Factors applicable to the Company as of September 30, 2025. Please also see the section entitled “Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995” in this quarterly report on Form 10-Q.
Our risk factors are organized in the following sections:
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
•market perceptions of our success, or lack thereof, in building and managing our Specialty Property and Casualty Insurance and Insurance Distribution businesses and our business strategy and tactics more generally;
•the impact or perceived impact of any acquisition, disposition or other strategic transaction, including entry into a new line of business or the value or long-term prospects of the Company;
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
Ambac is planning to further develop and expand its Specialty Property and Casualty Insurance and Insurance Distribution businesses. Such plans may involve additional acquisitions of assets or existing businesses and the development of businesses through new or existing subsidiaries. Currently, it is not possible to fully predict the future prospects or other characteristics of such businesses. We may not be able to successfully identify opportunities, attract specialized underwriting and other talent, and operationalize new businesses in a timely or cost-efficient manner. While we expect to conduct business, financial and legal due diligence in connection with the evaluation of any future business or acquisition opportunities, there can be no assurance our due diligence will identify every matter that could have a material adverse effect on us. Efforts to pursue or develop certain business opportunities may be unsuccessful or require significant financial or other resources, which could have a negative impact on our growth plans, operating results and financial condition. To implement our growth strategy, we must be able to meet our capital needs, expand and refine our systems and our internal controls effectively, allocate our human resources optimally, identify and hire qualified employees and effectively integrate any acquisitions we make in our effort to achieve growth. No assurance can be given that Ambac will successfully execute its plans for new business, generate any earnings or value from new businesses or be able to successfully integrate any such business into our current operating structure. The failure to manage our growth effectively could have a material adverse effect on our business, financial condition and results of operations.
Our inability to successfully manage ongoing organizational changes could adversely impact our business results. We may experience higher levels of costs or disruption in managing these changes, which may cause the benefits derived from our business development strategy to be less than we originally expect.
Should changes in Ambac’s circumstances or financial condition or in the political, economic and/or legal environment occur, there can be no assurance that all or any part of our strategy and/or initiatives will not be abandoned or adjusted to take account of such changes. Any such adjustment or abandonment may have a material adverse effect on our securities.
Risks Related to the Company's Business
We are subject to reputational harm if companies with which we do business engage in negligent or fraudulent behaviors and damage to our reputation could materially adversely impact our business.
Our business depends on contractual and working relationships with insurance distribution partners, insurance carriers, reinsurers, policyholders and beneficiaries, third party administrators, and other agents and counterparties. We could suffer material financial loss, reputational harm and/or a loss of business

Ambac Financial Group, Inc.	46	Third Quarter 2025 Form 10-Q

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
Catastrophic events may cause significant volatility in the markets in which we operate. Disruptions to these markets could result in a decline in business activity, increased claims, reduced underwriting capacity from insurance companies, reinsurers and other capital providers upon which our P&C businesses are reliant. Catastrophic events may also interrupt the operations of our agents and business partners that distribute our P&C insurance products. Profit commissions and contingent commissions related to certain of our P&C business lines may also be adversely impacted by catastrophic losses. Individually and/or collectively, these results may have a material adverse impact on our results of operations and financial condition.
Further, we use internally developed and third-party vendor tools and models to assess exposure to losses, including catastrophic losses. The models assume various conditions and probability scenarios and may not accurately predict future losses or measure losses currently incurred. Limitations in these tools and models may adversely affect our results of operations and financial condition.
The ultimate impact of a catastrophic event on insurers and their obligations, and the economy in general, is by its very nature uncertain, and will be determined by a number of factors including, but not limited to, the depth and duration of a particular crisis; the extent to which affected consumers, businesses, municipal entities and other debtors or sources of revenues recover from depressed economic circumstances, and the timelines for such recoveries; the level and efficacy of government intervention or support for affected persons or entities and the financial markets via emergency relief measures; the availability of insurance; the availability of cost-effective financing; management of public health crisis remediation efforts; the effectiveness of other public or private crisis management efforts, mitigation measures or support; and certain socio-economic variables, such as unemployment levels. Consequently, if following such catastrophic events we do not have sufficient resources or financial flexibility, receive adequate measures of support or realize the appropriate level of economic recovery, our ultimate ability to operate could be materially impaired and we could suffer material permanent losses and therefore may have an adverse effect on our results of operations and financial condition. Counterparties that service aspects of our business may be similarly impacted and, if their operations are impaired due to a catastrophe, it may be difficult or costly to us to find alternatives to such servicing capabilities.
We could realize losses from our cash and investment accounts if one of the financial institutions we use fail or is taken over by regulators.
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
As described in Part I, Item 1, “Risk Management” in our Annual Report on Form 10-K for the year ended December 31, 2024, we have established risk management policies and practices which seek to mitigate our exposure to a variety of risks. These policies and practices in the past have not insulated us from risks that were unforeseen and which had unanticipated loss severity, and such policies and practices may not do so in the future. There can be no assurance that these policies and practices will be adequate to avoid future losses. If we are not able to identify significant

Ambac Financial Group, Inc.	47	Third Quarter 2025 Form 10-Q

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
Please refer to Note 13. Commitments and Contingencies of the Unaudited Consolidated Financial Statements located in Part I, Item 1 in this Form 10-Q and Note 19: Commitments and Contingencies in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, for a discussion on legal proceedings against Ambac and its subsidiaries.
It is not possible to predict the extent to which litigation against AFG or one or more subsidiaries will be filed, and it is also not possible to predict the outcome of litigation. It is possible that there could be unfavorable outcomes in existing or future proceedings. Management may be unable to make meaningful or reasonable estimates of the amount or range of losses that could result from unfavorable outcomes or of the expenses that will be incurred in connection with such lawsuits. Under some circumstances, adverse results in any such proceedings and/or the incurring of significant litigation or other expenses could be material to our business, operations, financial position, profitability or cash flows.
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
Our Specialty Property and Casualty Insurance subsidiaries are highly regulated as insurance carriers in the States of their domicile and the jurisdictions in which they are licensed. Our owned MGA/Us and insurance brokerage subsidiaries are also required to maintain certain entity-level licenses in those jurisdictions and/or the international countries in which they operate, as well as licenses of individual officers or representatives that are essential to their ability to conduct business. Each of the foregoing must also comply with laws generally applicable to insurance entities, including those relating to governance, capital, and operational requirements.
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
Everspan is in the early stage of developing a portfolio of specialty insurance program business. Its business plan entails establishing programs with program administrators, MGA/Us, with claims handled by TPAs. The success of these programs is dependent upon the quality of insurance risk underwritten by the MGA/Us, the quality of underwriting and operational performance, as well as oversight, of the MGA/Us and TPAs by Everspan, the quality and creditworthiness of reinsurance obtained with respect to the underlying risks, loss experience over time, premium levels, competition and other factors, some of which are outside Everspan's control. Should Everspan fail in executing its business plans or experience greater than expected losses due to operational issues, poor risk selection, default or failure to perform by reinsurers, failure to timely realize ultimate loss exposure, a departure of qualified MGA/Us from the industry, enhanced scrutiny from regulators or ratings agencies specific to the program business model, failure to collect amounts due to it or other factors, Everspan may suffer losses that are material to its capital position, a downgrade in its AM Best rating and/or a loss of its franchise value. Any such outcomes could have a material adverse impact on the value of AFG's shares.

Ambac Financial Group, Inc.	48	Third Quarter 2025 Form 10-Q

A downgrade in the AM Best financial strength rating of Everspan may negatively affect our business.
The financial strength of Everspan is evaluated by AM Best, which issues an "FSR," an important factor in establishing the competitive position of Everspan. The FSR reflects AM Best’s opinion of Everspan's financial strength, operating performance, strategic position and ability to meet obligations to policyholders, and are not evaluations directed to investors. Everspan's FSR is subject to periodic review, and the criteria used in the rating methodologies are subject to change. All of the insurance companies that comprise Everspan are rated "A-" (Excellent). A downgrade in Everspan's FSR could make it more difficult to sell insurance policies and Everspan's distribution channels may cease to transact with them, which would adversely affect our business, financial condition and results of operations.
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

Ambac Financial Group, Inc.	49	Third Quarter 2025 Form 10-Q

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
The objective of establishing loss reserve estimates is not to, and our loss reserves do not, reflect worst possible outcomes. While our reserving is estimated based on experience and using various actuarial methods and assumptions, our loss reserves may change materially based on future developments. As a result of inherent uncertainties in the estimates and judgments made to determine loss reserves, there can be no assurance that actual losses will not exceed such reserves or that our reserves will not materially change over time as circumstances, events, our assumptions, or our models change.
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
Moreover, the impact of catastrophic events may not be adequately reflected in claims reserves and, accordingly, could adversely impact results. Catastrophic losses are caused by wind and hail, wildfires, tornadoes, hurricanes, tropical storms, earthquakes, severe freeze events, volcanic eruptions, terrorism, cyber attacks, civil unrest, and industrial accidents and other such natural and man made events.
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
Our ability to grow Everspan will depend in part on the addition of new MGA/U partners. If Everspan does not effectively and timely source, evaluate and onboard new MGA/Us, including assisting such MGA/Us to quickly resolve any post-onboarding matters and provide effective ongoing support, Everspan's ability to add new MGA/Us and its relationships with its existing Program Partners could be adversely affected. Additionally, Everspan's reputation with potential new MGA/Us could be damaged if it fails to effectively onboard MGA/Us with whom it has signed definitive legal agreements. Such reputational damage could make it more difficult for Everspan to attract new and retain existing program partners, which could have an adverse effect on our business, financial condition and results of operations.
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

Ambac Financial Group, Inc.	50	Third Quarter 2025 Form 10-Q

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
A number of our MGA/Us have material relationships with Lloyd’s Syndicates 4242, and to a lesser extent Cadenza Re

Ambac Financial Group, Inc.	51	Third Quarter 2025 Form 10-Q

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
Future growth of our Insurance Distribution business is highly dependent upon, amongst other items, our ability to launch de novo MGA/MGUs, which is highly dependent on our ability to attract insurance talent, operationalize new MGA/MGUs and compete for business.
The market for insurance underwriting talent and MGA/MGU leadership talent has become increasingly competitive. If we are not able to attract and/or retain such talent to launch and maintain de novo MGA/MGUs, our ability to grow may be materially constrained and the intangible and goodwill assets we recorded in connection with the acquisition of Beat may become impaired. Any such impairment could be materially adverse to our results of operations and financial condition. Even if we are able to attract underwriting and leadership talent to launch de novo MGA/MGUs, there can be no guarantees that each de novo MGA/MGU will be successful or that we will be able to operationalize each business. Product and technological complexity have increased the challenges of starting de novo MGA/MGUs and could in the future increase the launch time and investment needed to improve the chances of success. Competition for premium has also increased, particularly as market conditions have begun to soften in certain segments. If markets continue to soften or such conditions spread to a broader set of risk classes, competition for premiums may increase further, making the launch of de novo MGA/MGU more challenging. While Ambac has access to managed capacity, de novo MGA/MGUs rely on access to insurance capacity for the risks they write. If Ambac were not able to source the capital needed to support the insurance risk underwritten by de novo MGA/MGUs, we would not be able to generate revenues to offset the expenses incurred to establish such de novo MGA/MGUs and we may experience losses.
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
Our Insurance Distribution business results of operations depend on the capacity of insurance carriers (including Lloyd’s of London), reinsurers and other capital providers to assume risk and provide coverage. Capacity among insurance carriers, reinsurers and other capital providers may diminish because of our performance or due to factors outside our control. For example, capacity could be reduced by insurance companies

Ambac Financial Group, Inc.	52	Third Quarter 2025 Form 10-Q

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
Our ability to execute on our business strategies depends on the retention and recruitment of qualified executives and other professionals. We rely substantially upon the services of our current executive and senior management teams. In addition to these officers, we rely on key staff with insurance, underwriting, business development, credit, risk management, investment, accounting, finance, legal, technology and other technical and specialized skills. The market for qualified executives, senior managers and other employees has become very competitive. As a result of competition for talent we may experience higher employee turnover and finding qualified replacements may be more difficult. The loss of the services of members of our executive and/or senior management teams, our inability to hire and retain other talented personnel and/or the absence of effective management succession plans could delay or prevent us

Ambac Financial Group, Inc.	53	Third Quarter 2025 Form 10-Q

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
Risks Related to Capital, Liquidity and Credit Markets
AFG and the Insurance Distribution business have substantial indebtedness, resulting from the acquisition of ArmadaCare on October 31, 2025, which could adversely affect our financial condition, operational flexibility and our ability to obtain financing in the future.
The Company funded a significant portion of the purchase price of ArmadaCorp Capital, LLC and its subsidiaries through new term loan and revolving credit facilities (the "Credit Facilities"). The Credit Facilities are secured by substantially all of the assets of, and the Company's ownership interests in, our Insurance Distribution businesses, and guaranteed by AFG.
The Credit Facilities include covenants that restrict our ability to manage capital resources by requiring maintenance of certain financial ratios and restricting indebtedness, liens, mergers, sales of assets, investments, restricted payments (such as dividends), and affiliate transactions, among other restrictions. The Credit Facilities also require the prepayment of the borrowings thereunder with proceeds of certain asset sales, recovery events, issuances of indebtedness and indemnity payments. These requirements will impact our financial and operational flexibility while the Credit Facilities remains in place.
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
While restrictive covenants in the Credit Facilities may limit the amount of additional indebtedness the Company may incur, we may obtain waivers of those restrictions and incur additional indebtedness in the future. In addition, our ability to make scheduled payments on, or refinance, any such indebtedness may depend on the ability of our subsidiaries to make distributions or pay dividends, which in turn will depend on their future operating performance and applicable contractual, legal and regulatory restrictions on the payment of distributions or dividends. There can be no assurance that any such dividends or distributions would be made. This could further exacerbate the risks associated with the Company’s substantial leverage.
The Company intends to service indebtedness under the Credit Facilities from earnings and cash flow generated by the Insurance Distribution businesses. In the event the Insurance Distribution businesses fail to produce sufficient earnings and cash flow to pay the Company's indebtedness when due, the Company would need to seek to modify the terms of the Credit Facilities, refinance or restructure its indebtedness, or raise additional capital. There can be no assurance that the Company will be able to adequately address a shortfall in its debt-servicing capacity through such measures on commercially reasonable terms or at all. Moreover, if the Company were able to address a shortfall in its debt servicing capacity through one or more of these measures, it may incur substantial additional costs or burdens, including additional collateral or restrictions on its business, which could cause a

Ambac Financial Group, Inc.	54	Third Quarter 2025 Form 10-Q

material adverse impact on the Company's results of operations and financial condition.
Furthermore, raising additional capital to pay down debt through the issuance of equity or other debt would depend on market and economic conditions, may dilute the ownership of existing stockholders and potentially diminish the ability of the Company to access the capital markets in the future. Moreover, raising additional capital through the sale of assets would depend on market and economic conditions; the availability of buyers; the requirements and conditions of local law, including regulatory restrictions; and other factors that may result in the Company or a party enforcing rights against the Company to be unable to receive proceeds sufficient to discharge the Company’s obligations. Because of these and other factors beyond our control, the Company may be unable to pay or discharge the principal or interest on its indebtedness on economic terms or at all, which would materially impair the value of the Company.
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
Ambac has significant obligations as the counterparty to several put contracts related to redeemable minority interests in our Insurance Distribution business. Obligations under these put contracts may be material and may require Ambac to raise third party capital to fund.
If a counterparty exercises a put right, we would be required to make a cash payment, which could be substantial, at a time when we may not have sufficient cash resources to fund all or a portion of such obligation. As a result, we may be required to raise additional capital or liquidity to fund these obligations. Raising additional capital or liquidity may be dilutive to shareholders or may be otherwise very expensive. As a result, raising the capital or liquidity to fund these obligations may have a material adverse effect on our results of operations and financial condition. Alternatively, to fund the put payment, we may be forced to liquidate other assets, which may be less liquid exposing us to the risk of loss. Our ability raise capital or liquidity would depend on market conditions at the time and there can be no assurance that we will be able to raise the capital necessary to fund these put obligations. .
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
Our risk to changes in interest rates and market conditions could be magnified in the event that the US or UK were to enter into an economic recession. While interest rates may decline during a recession, credit and liquidity risks would be expected to increase which may cause us to experience losses in our investment portfolios. These losses may have a material adverse affect on our results of operations and financial condition, particularly if any economic rescission were prolonged.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a)    Unregistered Sales of Equity Securities — No matters require disclosure.
(b)    Purchases of Equity Securities By the Issuer and Affiliated Purchasers
On November 12, 2024, Ambac’s Board of Directors authorized a share repurchase program, under which Ambac was authorized to opportunistically repurchase up to $50,000 of the Company’s common shares at management’s discretion over the period ending on December 31, 2026. Additionally, when restricted stock unit awards issued under Ambac's Long Term Incentive Plan vest or settle, they become taxable compensation to employees. Shares withheld to cover the employee's portion of withholding taxes and are included in shares purchased.
The following table includes information about the Company's purchases of its common shares during the third quarter of 2025.

	Jul-2025	Aug-2025	Sep-2025	Third Quarter 2025
Total Shares Purchased	—	—	—	—
Average Price Paid Per Share	$—	$—	$—	$—
Total Number of Shares Purchased as Part of Publicly Announced Plan	—	—	—	—
Maximum Dollar Value That may Yet be Purchased Under the Plan				$38,322
The following table shows shares repurchased by year under Ambac's November 12, 2024 share repurchase program.

Ambac Financial Group, Inc.	55	Third Quarter 2025 Form 10-Q

($ in thousands, except per share)	Year Ended December 31,			YTD 2025
	2022	2023	2024
Shares repurchased	1,605,316	325,068	937,141	292,191
Total cost	$14,217	$4,510	$11,678	$3,295
Average purchase price per share	$8.86	$13.88	$12.46	$11.28
Unused authorization amount				$38,322
Subsequent to September 30, 2025, Ambac repurchased 3,142,554 number of shares in the open market at an average price of $8.46 under a 10B5-1 program. As of the date of this filing $8,449 of unused capacity remains under Ambac's share repurchase program.
Item 3.    Defaults Upon Senior Securities — No matters require disclosure.
Item 5.    Other Information — In the last fiscal quarter, none of our directors or executive officers adopted, terminated, or modified any Rule 10b5-1 trading arrangement, or any non-Rule 10b5-1 trading arrangement.
At the 2025 Annual Meeting of Stockholders held on May 28, 2025, the Company's stockholders recommended, by a non-binding advisory vote, that a stockholder vote to approve the compensation of our named executive officers should occur every year. In accordance with the stockholders' recommendation, the Company has determined that an advisory vote on the compensation of our named executive officers will be conducted every year, until the next required vote on the frequency of stockholder votes on the compensation of our named executive officers.
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

AMBAC FINANCIAL GROUP, INC.

Dated:	November 10, 2025	By:	/s/ DAVID TRICK
		Name:	David Trick
		Title:	Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

Ambac Financial Group, Inc.	56	Third Quarter 2025 Form 10-Q