Form 10-K
period 2025-12-31
OCTAVE SPECIALTY GROUP INC
filed 2026-03-04
CIK 874501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:	1-10777

OCTAVE SPECIALTY GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware			13-3621676
(State of incorporation)			(I.R.S. employer identification no.)
40 Wall Street	New York	NY	10005
(Address of principal executive offices)			(Zip code)

(212)	658-7470
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock, par value $0.01 per share	OSG	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant as of the close of business on June 30, 2025 was $313,633,817. As of March 2, 2026, there were 44,951,913 shares of Common Stock, par value $0.01 per share, were outstanding.
Documents Incorporated By Reference
Portions of the Registrant’s Proxy Statement related to its annual meeting of stockholders are incorporated by reference in this Form 10-K in response to Part III Items 10, 11, 12, 13, and 14.

OCTAVE SPECIALTY GROUP, INC. AND SUBSIDIARIES

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995					1

Item Number		Page	Item Number		Page
PART I			PART II (CONTINUED)
1	Business	2		Balance Sheet	36
	Introduction	2		Accounting Standards	38
	Description of the Business	2		U.S. Insurance Basis Financial Results	38
	Enterprise Risk Management	7		Non-GAAP Financial Measures	39
	Available Information	9	7A	Quantitative and Qualitative Disclosures about Market Risk	41
	Insurance Regulatory Matters and Other Restrictions	9	8	Financial Statements and Supplementary Data	43
	Investments and Investment Policy	10	9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	93
	Employees	10	9A	Controls and Procedures	93
1A	Risk Factors	10	9B	Other Information	94
1B	Unresolved Staff Comments	21	PART III
1C	Cybersecurity	21	10	Directors, Executive Officers and Corporate Governance	95
2	Properties	22	11	Executive Compensation	95
3	Legal Proceedings	23	12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	95
4	Mine Safety Disclosures	23	13	Certain Relationships and Related Transactions, and Director Independence	95
PART II			14	Principal Accountant Fees and Services	95
5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	24	PART IV
6	Reserved	25	15	Exhibits, Financial Statement Schedules	95
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25		Schedule I—Summary of Investments	99
	Overview	26		Schedule II—Condensed Financial Information of Registrant (Parent Company Only)	100
	Critical Accounting Policies and Estimates	27		Schedule III—Supplementary Insurance Information	105
	Results of Operations	30	16	Form 10-K Summary	105
	Liquidity and Capital Resources	35	SIGNATURES		106

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
Any or all of management’s forward-looking statements, whether contained herein or in other publications may prove to be incorrect and are based on management’s current belief or opinions. Octave Specialty Group’s (“OSG”) and its subsidiaries’ (collectively, “Octave” or the “Company”) actual results may differ materially from those expressed in, or implied by, these forward-looking statements,, and there are no guarantees about the performance of Octave’s securities. Among events, risks, uncertainties or factors that could cause actual results to differ materially are: (1) the high degree of volatility in the price of OSG’s common stock; (2) uncertainty concerning the Company’s ability to achieve value for holders of its securities from the specialty property and casualty insurance business, the insurance distribution business, or related businesses; (3) greater than expected underwriting losses in the Company’s specialty property and casualty insurance business resulting in inadequacy of loss and loss expense reserves and the possibility that changes in reserves may result in further volatility of earnings or financial results; (4) credit risk throughout Octave’s business, including but not limited to issuers of securities in our investment portfolios, and exposures to reinsurers; (5) the Company’s level of indebtedness, including its ability to generate sufficient cash to service obligations, refinance existing debt, or obtain additional financing on acceptable terms, and the resulting impact on financial condition and operating flexibility; (6) dependence on third parties, including specialty insurance program partners, reinsurers, distribution relationships, and other service providers, and the risk of failures or disruptions in their performance; (7) inability to obtain reinsurance coverage on economic terms; (8) loss of key relationships for production of business in specialty property and casualty and insurance distribution businesses or the inability to secure such additional relationships to produce expected results; (9) the impact of catastrophic public health, environmental or natural events, or political events, including as a result of global or regional conflicts; (10) restrictive covenants in agreements and instruments that impair Octave’s ability to pursue or achieve its business strategies; (11) regulatory risks, including disagreements with insurance regulators, changes in laws or regulations, and the Company’s ability to adapt to an evolving regulatory environment; (12) risks related to changes in the composition, valuation, or performance of the Company’s investment portfolio, including interest rate and foreign currency exchange rate fluctuations; (13) events or circumstances that result in the impairment of our intangible assets and/or goodwill that was recorded in connection with Octave’s acquisitions; (14) the risk of litigation, regulatory inquiries, investigations, claims or proceedings, and the risk of adverse outcomes in connection therewith; (15) system security risks, data protection breaches and cyber attacks; (16) our inability to attract and retain qualified executives, senior managers and other employees, or the loss of such personnel; (17) greater competition for our specialty property and casualty insurance business and/or our insurance distribution business; (18) loss or lowering of the AM Best rating for our property and casualty insurance company subsidiaries; (19) disintermediation within the insurance industry or greater competition from technology-based insurance solutions or non-traditional insurance markets; (20) changes in law or in the functioning of the healthcare market that impair the business model of our accident and health managing general agents; (21) failure to successfully execute business expansion initiatives, integrate acquired businesses, or realize anticipated benefits from such efforts and significant obligations under put rights granted in completed acquisitions; and (22) other risks and uncertainties that have not been identified at this time.

Octave Specialty Group, Inc.	1	2025 Form 10-K

Table of Contents,

PART I
Item 1.    Business
INTRODUCTION
Octave Specialty Group, Inc. ("OSG"), headquartered in New York City, is a financial services holding company incorporated in the State of Delaware on April 29, 1991 and was formerly known as Ambac Financial Group, Inc. ("AFG"). In the fourth quarter of 2025, AFG changed its name and rebranded as OSG in connection with the sale of its Legacy Financial Guarantee business. References to "Octave," "OSG," the “Company,” “we,” “our,” and “us” are to OSG and its subsidiaries, as the context requires. Octave operates two principal businesses:
•Insurance Distribution — Octave's specialty property and casualty ("P&C") insurance underwriting and distribution business, includes Managing General Agents and Underwriters (collectively "MGAs" or "MGA/Us"); an insurance broker; and other distribution, underwriting and related businesses. On October 31, 2025, the Company completed the acquisition of ArmadaCorp Capital, LLC and its subsidiaries (collectively, "ArmadaCorp"), a leading specialty accident and health MGA. Octave's insurance distribution platform operates in the following lines of business: property, niche specialty risk, accident & health, miscellaneous specialty, reinsurance, surety, marine & energy, specialty auto, E&S commercial package, professional lines and Directors & Officers ("D&O").
•Specialty Property & Casualty Insurance — Octave's Specialty Property & Casualty Insurance program insurer business currently includes five carriers (collectively, “Everspan”). Everspan carriers have an A.M. Best rating of 'A-' (Excellent) which was affirmed on July 17, 2025.
The Company reports these two business operations as segments; see Note 3. Segment Information for further information.
Discontinued Operations
On September 29, 2025, the Company completed the sale of its Legacy Financial Guarantee business, inclusive of Ambac Assurance Corporation ("AAC") and its wholly owned subsidiary Ambac Assurance UK Limited ("AUK"). The results of discontinued operations for all periods to the date of sale are reported separately as Net income (loss) from discontinued operations within the Consolidated Statements of Total Comprehensive Income for the current and prior periods. Assets and liabilities of AAC are presented on the Consolidated Balance Sheet as of December 31, 2024, under Assets of discontinued operations and Liabilities of discontinued operations. AAC's and AUK's cash flows for all periods to the date of sale are reflected as Net cash provided by (used in) discontinued operations within the Consolidated Statements of Cash Flows.
Refer to Sale of Ambac Assurance Corporation in Note 5. Discontinued Operations of the Notes to Consolidated Financial Statements under Part II, Item 8 of this Annual Report on Form 10-K for additional information.
OSG, on a standalone basis, had $76 million in net assets (excluding its investment in subsidiaries) and net operating loss carry-forwards of $1.7 billion at December 31, 2025.  See Schedule II for more information on the holding company.
Strategies to Enhance Shareholder Value
The Company's primary goal is to maximize long-term shareholder value through the execution of targeted strategies for its Insurance Distribution and Specialty Property and Casualty Insurance businesses. Insurance Distribution and Specialty Property and Casualty Insurance strategic priorities include:
•Growing and expanding our Insurance Distribution business based on deep domain knowledge in specialty and niche classes of risk which generate attractive margins at scale. This will be achieved through establishing new businesses “de-novo,” organic growth and diversification, and select acquisitions supported by a centralized technology-led shared services offering;
•Growing our Specialty Property and Casualty Insurance business to generate underwriting profits from a diversified portfolio of commercial and personal liability risks accessed primarily through affiliated and non-affiliated program administrators. In addition, we may seek strategic relationships and/or partnerships with unaffiliated parties in order to expand our product offerings, access to reinsurance capacity and other business or operational advantages.

DESCRIPTION OF THE BUSINESS
Insurance Distribution ("ID")
Octave’s strategy is to build a diversified portfolio of MGA/Us and other insurance distributors covering various P&C products. Octave plans to grow its existing ID business using several strategies, including (i) organic growth, (ii) hiring experienced underwriting teams to incubate start-up ("de-novo") MGA/Us, and (iii) select acquisitions and/or partnerships. Octave continuously evaluates opportunities to acquire businesses and assets for its ID business, some of which may be material to our financial condition and operations and/or may involve raising capital to finance. Key criteria for acquisitions and underwriting teams include a track record of profitability and a seasoned management team. Insurance underwritten through Octave's MGA/Us may utilize Everspan as an insurance carrier, but are not required to do so, depending on strategic and operational considerations.

Octave Specialty Group, Inc.	2	2025 Form 10-K

Table of Contents,
The following table sets forth ID's premiums placed by line of business:

($ in thousands) Year ended December 31,	2025	2024
Property	$220,879	$64,975
Niche Specialty Risks	144,740	56,203
Accident & Health	133,352	127,646
Specialty Auto	106,721	93,035
Other professional	77,702	51,698
Misc. Specialty	25,429	5,904
Surety	55,912	27,680
Environmental	50,368	17,793
Marine & Energy	44,880	24,864
Reinsurance	41,717	10,030
Professional D&O	50,081	13,545
Premiums placed	$951,781	$493,373
The ID's portfolio at December 31, 2025 includes the following entities:
Xchange Benefits, LLC ("Xchange") — Octave owns an 80% controlling interest in Xchange. Xchange operates through specialty producers in accident and health ("A&H") sectors across the U.S. which are typically not targeted by large direct writers and to whom Xchange can provide customized offerings. Xchange conducts business through approximately eleven insurance carriers and dozens of agents and other distributors. Under the terms of applicable agreements, the redeemable minority interest of 20% can be exercised beginning December 31, 2025.
Xchange's main products for which it is delegated underwriting authority by insurance carriers include: Employer Stop Loss ("ESL"), Limited Benefit Medical ("LM"), Short-term Medical ("STM"), and Travel and Reinsurance ("Xchange Re").
All Trans Risk Solutions, LLC ("All Trans") — Effective November 1, 2022, Octave acquired an 85% controlling interest in All Trans. All Trans is a full-service managing general underwriter with delegated underwriting authority in commercial automobile insurance for specific "for-hire" auto classes; principally private school bus operators. In 2024, All Trans launched a new program focussed on charter buses, livery and non-emergency medical vehicles. All Trans' track record of performance has allowed the company to maintain a consistent panel of insurance carriers and client relationships, several of which go back over 25 years. Under the terms of applicable agreements, the redeemable minority interest of 15% can be exercised beginning November 1, 2027.
Capacity Marine Corporation ("Capacity Marine") — Effective November 1, 2022, Octave acquired an 80% controlling interest in Capacity Marine. Capacity Marine is a wholesale and retail brokerage and reinsurance intermediary specializing in more sophisticated marine and international risk expsoures such as ports, terminals, and stevedores. Under the terms of applicable agreements, the redeemable minority interest of 20% can be exercised beginning November 1, 2027.
Riverton Insurance Agency, Corp. ("Riverton") — Effective August 1, 2023, Octave acquired an 80% controlling interest in Riverton. Riverton offers professional liability insurance programs to licensed architects, engineers, construction managers and real estate professionals. Riverton's retail agency places professional liability for real estate agents with various markets. Under the terms of applicable agreements, the redeemable minority interest of 20% can be exercised beginning February 7, 2030.
Tara Hill Insurance Services, LLC ("Tara Hill") — Tara Hill is a de novo startup which began operations in October 2024. Tara Hill is 100% owned by Octave. Tara Hill is a program administrator focused on the underwriting of Management and Professional Liability exposures for non-public organizations ("Professional D&O"). Tara Hill helps to protect private companies' directors, officers and members of their management teams against possible financial loss.
Octave Specialty Limited ("Octave Ventures") formerly Beat Capital Partners Limited — Effective July 31, 2024, Octave acquired an approximately 60% controlling interest in Octave Ventures, a London-based insurance underwriting and MGA/U platform. Octave Ventures specializes in incubating de-novo MGA/Us by partnering with leading underwriting teams and providing such teams with funding, infrastructure and risk capital through access to two managed Lloyd's syndicates. Octave Ventures's 15 majority-owned MGA/Us (Octave Ventures typically owns between 60% and 80% of each MGA/U) offer alternative risk binders, as well as global direct and facultative property, directors and officers, credit, professional errors and omissions, energy, environmental and accident and health coverage. Under the terms of applicable agreements, the remaining 40% redeemable minority interest is exercisable each year beginning March 31, 2026 to March 31, 2029, with 25% of the option becomes exercisable each year.
Pivix Specialty Insurance Services, Inc. ("Pivix") — Effective September 1, 2025, OSG exercised an option to convert its $3.5 million convertible note investment in Pivix, an excess and surplus lines MGA/U, into common stock. As a result, Octave now has an approximately 74% controlling stake in Pivix and includes Pivix in its consolidated financial statements. Under the terms of applicable agreements, the redeemable minority interest of 26% can be exercised beginning October 7, 2029.
ArmadaCorp Capital LLC ("ArmadaCorp") — On October 31, 2025, the Company closed on the acquisition of ArmadaCorp for a purchase price of $250 million. The Company purchased all of the issued and outstanding limited liability company interests in ArmadaCorp from Sirius Re Holdings, Inc. and Sirius Acquisitions Holding Company, funded in part by $120 million of loans obtained under new credit facilities. See Note 1. Background and Business Description to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further detail about the credit facility.
ArmadaCorp includes an MGA/U that focuses on supplemental health and benefit products for C-suite executives and other key talent. ArmadaCorp creates and distributes supplemental benefit solutions and insurance products. ArmadaCorp's differentiated product offering in the A&H market provides both line of business and product diversification to the Company, while also increasing exposure to non-correlated A&H business lines. ArmadaCorp also provides clients with tools to navigate the

Octave Specialty Group, Inc.	3	2025 Form 10-K

Table of Contents,
healthcare system, including services that help match individuals with physicians suited to their personal needs, and maintains a provider of third-party administration services for insurance carriers that distribute the benefit products and handle claims.
In addition to existing MGA/Us and acquisitions, de-novo MGA/U formations, primarily through Octave Ventures, will be a core element of the ID segment's growth strategy.
ID's businesses are compensated for their services primarily by commissions paid by insurance carriers for underwriting, structuring and/or administering polices and, in some cases for managing claims under agency agreements. Commission revenues are usually based on a percentage of the premiums placed. The businesses are also eligible to receive profit sharing contingent commissions on certain programs based on the underwriting results of the policies they write, which may cause some variability in revenue and earnings recognition. Commission revenues experience seasonality during the year which can lead to concentrations of revenues and earnings in certain quarters, including the first and fourth quarters of each year. Given recent acquisitions and potential de-novo launches, seasonality patterns may change over time.
Expenses at the ID companies include commissions the businesses pay to their independent agents/producers, compensation for their management and staff, general overhead and intangible asset amortization from acquisitions. Commission expenses are a variable cost as we pay a percentage of premiums written to the agents/producers.
ID generated gross commission revenue and net commission revenue (commissions less commission expenses) during the years ended December 31, 2025 and 2024 as shown below.

($ in thousands) December 31,	2025	2024
Gross commissions	$143,381	$92,023
Net Commissions	106,344	51,147
Commission revenue and expense growth will be driven by the businesses' continued expansion and diversification of its products across regions, product, distribution partners and carriers.
Competitive Strengths:
•Strategic operator — Octave is a strategic operator with MGA/Us and Programs at the center of our business. This provides MGA/U principals the confidence and freedom to focus on building their businesses without the distraction of either subsequent ownership change or de-emphasis of the sector.
•Partnership model — Our partnership-based model is built around having MGA/U principals maintain ownership or direct economic alignment with the performance of their respective business. We believe this direct economic connection is valuable in both producing top-tier underwriting and attracting top underwriting talent who share an entrepreneurial mindset.
•Aligned & managed capacity — By maintaining direct access to rated and licensed insurance capacity our ID segment can accelerate the time to launch new MGA/Us.
•Shared services platform — One of the challenges new MGA/Us face while scaling their business is managing the increasing administrative burden. Our ID platform offers a range of shared services across IT, HR, and Finance which both provides economies of scale for these functions and allows for the principals to focus their efforts on building their franchises.
•Deep specialty domain knowledge — Our ID businesses are anchored by a deep specialty domain knowledge in their respective classes of business. This knowledge is key to generating the underwriting results necessary to maintain long-standing carrier relationships.
•Long standing carrier relationships — Our MGA/Us strive towards long and durable carrier relationships supported by a focus on underwriting profitability. P&C insurance is a cyclical industry with opportunistic players entering and exiting the business. We believe that growing multi-year carrier relationships are evidence of the value created by our MGA/Us, a value which we believe should endure through routine market cycles.
•Strong distribution relationships — Distribution relationships provide value in several ways. First, carrier and capital partners are looking for both underwriting expertise and distribution access when working with MGA/Us. In addition, the quality of distribution relationships helps provide our MGA/Us with access to higher quality risks from the wholesale and retail agents which we believe over time will help produce better underwriting results.
Competition:
The MGA/U insurance sector is highly fragmented and competitive, and firms actively compete with Octave's businesses for customers and insurance carrier capacity. Our main competitors in this segment include other MGA/U aggregators (such as Amynta), wholesale brokers (such as Ryan Specialty) and insurance carriers that choose to write insurance without the assistance of MGA/Us. Given our competitive strengths, we believe that we can compete effectively in this sector of the market.
P&C Industry Overview
We operate within the estimated $1 trillion U.S. P&C insurance market with a particular focus on the commercial MGA/U program market, both on an Admitted and Excess & Surplus Lines ("E&S") basis.
Admitted and E&S Insurance
Insurance carriers sell commercial P&C products in the United States through one of two markets: the Admitted market or the E&S market.
The Admitted insurance market, which has highly regulated rates and policy forms, is more consistent in price and coverage. In the E&S market, there is increased flexibility in pricing, terms and conditions in response to evolving market dynamics, and

Octave Specialty Group, Inc.	4	2025 Form 10-K

Table of Contents,
E&S carriers can tailor insurance products to facilitate coverage that would not otherwise be attainable. This flexibility lends itself to the provision of solutions for unique risks, which has driven meaningful growth within the E&S market over the last decade, exceeding the growth rate of the Admitted market.
According to data from AM Best, the E&S market generated just under $130 billion of direct written premium in 2024, an increase of 12.3% over the prior year and represents 12.3% of the industry direct premium volume. The E&S market is more heavily focused in commercial lines and accounted for almost 26% of total commercial direct written premium in 2024. The E&S market has nearly doubled from $66 billion in 2019 to $130 billion in 2024, a 14.5% compound annual growth rate compared to 8.3% for the overall P&C industry.
Everspan presently has four admitted carriers, which are wholly-owned at December 31, 2025: Everspan Insurance Company; Greenwood Insurance Company; Consolidated Specialty Insurance Company and Providence Washington Insurance Company. Everspan Indemnity Insurance Company ("Everspan Indemnity"), an E&S carrier that is eligible to write business in all U.S. states and territories, is also part of Everspan.
MGA/U Program Market
It is estimated by Conning, Inc. ("Conning") that the U.S. MGA/Us market exceeded $110 billion in 2024. We believe there are significant advantages to the MGA/U business model when it comes to capturing the opportunity in the E&S market and propelling profitable growth. MGA/Us are specialized types of insurance agents or brokers that are vested with underwriting authority from an insurer, administering programs and negotiating contracts on their behalf. This is a particularly useful vehicle for P&C insurers as MGA/Us tend to participate in the E&S market where specialized expertise is needed to underwrite policies. Additionally, MGA/Us are cost-effective means for an insurer or reinsurer to access or grow a particular class of business they find attractive given that MGA/Us already possesses product expertise and distribution capabilities.
According to data from Conning, the MGA/U sector is one of fastest growing segments of the U.S. P&C insurance market with 2024 statutorily reported direct premium written of $92 billion, an increase of 15% over the prior year. In 2024, Conning identified over 850 MGAs in the U.S. market with around 250 small MGAs not counted in that group as their premium production falls below the 5% statutory filing threshold. We believe the growth in the MGA/U and program space is likely to continue as the industry continues its move towards increased specialization.
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
For the year ended December 31, 2025, Everspan generated $360,449 of gross written premium, of which Everspan retained approximately 20.5%, including assumed written premiums. Everspan retained approximately 12.9% of its direct written premiums, with the balance primarily ceded to quota share reinsurers.
Everspan may retain up to 30% of risk on each direct program and will reinsure the remainder to reinsurers and other providers of risk capital. These may be domestic or foreign reinsurers and institutional risk investors (capacity providers). On certain programs, Everspan may retain greater than 30%, however such programs generally include a sliding scale commission with the respective MGA/U that adjusts based on the performance of the program.
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
The following table sets forth gross written premiums (direct and assumed) by line of business for the years ended December 31, 2025 and 2024:

($ in thousands) Year Ended December 31,	2025	2024
Excess liability	$123,727	$95,827
Commercial auto liability	64,404	78,238
Multi-Peril / Business Owners (BOP)	41,290	1,680
Professional Lines	35,888	41,534
General liability	30,196	77,767
Surety	29,875	34,794
Workers Compensation	28,057	28,294
Commercial auto physical damage	908	1,480
Non-standard auto	21	20,186
Other	6,082	2,970
Gross written premiums	$360,449	$382,770
Everspan purchases reinsurance to manage its net retention on individual risks and overall exposure to losses, while providing Everspan with the ability to offer policies with sufficient limits

Octave Specialty Group, Inc.	5	2025 Form 10-K

Table of Contents,
to meet producer and policyholder needs. Generally, reinsurance contracts are specific to a program and are renewed annually, at which time they are subject to renegotiation. The key contractual provisions include, but are not limited to, those relating to the scope of business reinsured, ceding commissions, required reports to reinsurers, dispute resolution, any required collateral, and Everspan's termination rights in circumstances where, among other triggers, a reinsurer defaults (such as by failing to collateralize its obligations when required) or its financial strength falls below an agreed level. Everspan’s ceded reinsurance contracts do not legally discharge Everspan from its primary liability for the full amount of the policies, and Everspan will be required to pay the loss and bear collection risk if a reinsurer fails to meet its obligations under the reinsurance agreement.
Everspan mitigates this credit risk by selecting well- capitalized, highly rated, authorized capacity providers, or requiring that the capacity provider post collateral, typically in the form of letters of credit issued by or trust accounts in the custody of National Association of Insurance Commissioners ("NAIC") qualified financial institutions, to secure the reinsured risks.
The following graph shows our reinsurance carriers' AM Best rating based on share of ceded premium for the year ended December 31, 2025:
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
•Underwriting Focused Strategy — Everspan is driven by underwriting performance, which is achieved via evaluation and monitoring of MGA/U partners from our in-house pricing actuaries, claims executives, and program managers. This underwriting focus also aids in achieving and maintaining support from reinsurance partners.
•Risk Appetite — Everspan generally may retain up to 30% of the risk it underwrites. This meaningful participation serves to align interests with our reinsurers.
•Commitment to Program Distribution — Everspan does not have any direct distribution capability as it is committed to the program market distributed through MGA/Us. As a result, Everspan does not have channel conflicts which would compete with programs partners in underwriting business.
•Nimble Platform — A simplified organizational structure allows Everspan to be efficient and quick in responding to the needs of program partners as well as in finding customized solutions. We believe this provides a competitive advantage over the more traditional competitors in the market.
•Aligned Ownership — Everspan has a stable ownership structure which is focused on long-term value creation based on strong underwriting performance. This alignment of interest and strategic vision allows Everspan to leverage resources across Octave and access capital for future initiatives.
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

Octave Specialty Group, Inc.	6	2025 Form 10-K

Table of Contents,
in which Everspan competes than in the standard insurance market. For the last several years, the property and casualty industry has been in a period of high premium rates with a shortage of underwriting capacity. While not anticipated to end in the short-term, this cyclical period will eventually end, perhaps unexpectedly. The end of this favorable cycle could have negative consequences for Everspan's growth and profitability prospects.
Business Acquisition and Program Partner Selection:
With our focus on generating long-term underwriting profitability, we are selective in adding new program partners. We look for program partners that share our vision of underwriting performance and return expectations and consequently are selective with whom we partner with. As of December 31, 2025, we have 25 programs with 21 MGA/Us. In 2025, approximately 106 submissions were evaluated and we agreed to contract 4 new programs including two new MGA/Us and two MGA/Us with an existing relationship, while renewing or extending twenty-one programs with seventeen incumbent MGA/Us. Included in 2025 renewed programs is one executed via assumed reinsurance. At times, it will be necessary to exit or discontinue certain programs when the risk profile or performance no longer meet our underwriting expectations or tolerances.
As noted above, most of Everspan’s programs are sourced either from MGA/Us or through other third parties, such as reinsurance brokers, that are seeking to provide customized insurance solutions that require a carrier with a high rating from AM Best. Everspan works with MGA/Us that leverage both data and technology to streamline or improve the underwriting process.
Everspan may also source programs as a reinsurer. Accessing programs as a reinsurer provides Everspan with the ability to diversify its risk profile, efficiently manage its exposure limits and underwrite programs in a cost efficient manner, amongst other benefits.
For each new opportunity that Everspan chooses to evaluate, an initial evaluation of the MGA/U is conducted, including an assessment of its underwriting approach, philosophy, size, quality of management, past performance, future performance targets and, above all, compatibility with Everspan’s operating model, risk appetite, and existing book of business. Everspan conducts substantial due diligence on all program partners led by the Underwriting Risk Committee, which is chaired by Everspan’s Chief Underwriting Officer. As part of the diligence process, Everspan works closely with potential MGA/Us to design program underwriting guidelines, and ongoing reporting and auditing requirements. Everspan also typically requires the producing partner to retain underwriting risk or otherwise align incentives with program underwriting performance.
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
Ratings:
Everspan carriers have an AM Best financial strength ratings ("FSR") of 'A-' (Excellent) and Financial Strength Category of Class VIII. Risk is shared among the Everspan carriers via a reinsurance agreement and an intercompany pooling agreement (the "Everspan Pool"). We view this rating and financial size category as a competitive advantage in the marketplace. Ratings are an important factor in assessing Everspan’s competitive position, operating capabilities and risk management in the insurance industry.
ENTERPRISE RISK MANAGEMENT
The Company's policies and procedures relating to risk assessment and risk management are overseen by its Board of Directors. The Board of Directors takes an enterprise-wide approach to risk management oversight that is designed to support the Company's business plans at a level of risk considered by the Board to be reasonable. A fundamental part of risk assessment and risk management is not only understanding the risks the Company faces and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for the Company. The Board of Directors periodically reviews the Company's business plan, taking risk management into account. It also approves the Company's risk appetite statements, which articulate the Company's tolerance for certain risks and describe the general types of risk that the

Octave Specialty Group, Inc.	7	2025 Form 10-K

Table of Contents,
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
•The Audit Committee oversees the management of risks associated with the integrity of Octave’s financial statements and its compliance with legal and regulatory requirements. In addition, the Audit Committee discusses policies with respect to risk assessment and risk management, including major financial risk exposures and the steps management has taken to monitor and control such exposures. The Audit Committee reviews with management, internal auditors and independent auditors Octave's critical accounting policies, Octave's system of internal controls over financial reporting and the quality and appropriateness of disclosure and content of financial statements and other external financial communications.
•The Compensation Committee oversees the management of risk primarily associated with our ability to attract, motivate and retain quality talent (particularly executive talent) and with setting financial incentives that do not motivate undue risk-taking.
•The Governance and Nominating Committee oversees the management of risk primarily associated with Octave’s ability to attract and retain quality directors, Octave’s corporate governance programs and practices and our compliance therewith, including integration of ESG and sustainability policies, practices and goals into the Company's business strategy and decision making. Additionally, the Governance and Nominating Committee oversees the processes for evaluation of the performance of the Board of Directors and its committees each year and considers risk management effectiveness as part of its evaluation. This committee also reviews succession plans for Octave's executive officers, including the Chief Executive Officer. The Governance and Nominating Committee also performs oversight of the business ethics and compliance program and reviews compliance with Octave’s Code of Business Conduct.
•The Strategy Committee oversees the management of strategic plans and initiatives.
The Board of Directors receives quarterly updates from Board committees and the Board provides guidance to individual committee activities, as appropriate.
In order to assist the Board of Directors in overseeing Octave’s risk management, Octave uses enterprise risk management, a company-wide process that involves the Board of Directors, management and other personnel in an integrated effort to identify, assess and manage a broad range of risks (e.g., credit, financial, legal, liquidity, market, model, fraud, operational, regulatory, reputational and strategic) that may affect the Company’s ability to execute on its corporate strategies and fulfill its business objectives. The Enterprise Risk Committee
(“ERC”), which is a management committee, is comprised of executive and senior level management responsible for assisting in the management of the Company’s risks on an individual and aggregate basis. The ERC produces the relevant risk management information for executive and senior management and the Board of Directors.
Octave management has established other management committees to assist in managing the risks throughout the enterprise. These committees will meet monthly or as needed on an ad hoc basis.
•The Disclosure Committee's objective is to assist the CEO and CFO in their responsibilities to design, establish, maintain and evaluate the effectiveness of disclosure controls and procedures. Members of the Disclosure Committee include the CEO, CFO, Chief Accounting Officer, General Counsel, Group Chief Operating Officer, who is also the Head of Risk Management, and senior managers from finance and legal.
•The Everspan Underwriting Risk Committee's objective is to provide oversight of the active underwriting operations of Everspan, develop underwriting parameters, and assist the Boards of the Everspan companies in overseeing the integrity and effectiveness of Everspan’s underwriting risk management framework. Members of the committee include the CEO, key members of Everspan management and other senior managers or advisors of Octave. Additionally, a Reinsurance and Program Administrator Credit Risk sub-committee was established at the direction of the Underwriting Risk Committee to assist with the management of credit risk emanating from ceded reinsurance and program administrators.
•Subsidiary Boards of Directors. Each of Octave's subsidiaries has an Octave management-led Board charged with overseeing the strategy, performance and operations of such subsidiary. These subsidiaries include Everspan as well as each of our MGA/Us. Many of these Boards are led by Executive Management of OSG and, in other instances, senior management from throughout the organization. Occasionally, our subsidiary boards may also include independent members that are not employees of Octave or its subsidiaries. Many of our MGA/U subsidiaries also maintain Underwriting Committees to oversee the underwriting quality and risk management of such underwriting unit. These Underwriting Committees provide regular updates to their respective Boards of Directors.
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

Octave Specialty Group, Inc.	8	2025 Form 10-K

Table of Contents,
AVAILABLE INFORMATION
Our Internet address is www.octavegroup.com. We make available through the investor relations section of our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission. Our Investor Relations Department can be contacted at Octave Specialty Group, Inc., 40 Wall Street, 55th Floor, New York, New York 10005, Attn: Investor Relations; telephone: 212-208-3277; email: ir@octavegroup.com. The reference to our website address does not constitute inclusion or incorporation by reference of the information contained on our website in this Annual Report on Form 10-K or other filings with the SEC and the information contained on our website is not part of this document.
INSURANCE REGULATORY MATTERS AND OTHER RESTRICTIONS
Regulatory Matters
Everspan Indemnity and its wholly owned subsidiary, Everspan Insurance Company ("Everspan Insurance"), and Everspan Insurance's wholly owned subsidiary, Consolidated Specialty Insurance Company are domiciled in the state of Arizona and are therefore subject to the insurance laws and regulations of the State of Arizona and regulated by the Arizona Department of Insurance and Financial Institutions as domestic insurers. Everspan Insurance's remaining subsidiaries, Greenwood Insurance Company and Providence Washington Insurance Company, are domiciled in the state of Pennsylvania and the state of Rhode Island, respectively, and are therefore subject to the insurance laws and regulations of their respective domiciliary States and regulated by the insurance departments of those States as domestic insurers. Everspan Insurance and its subsidiaries are also subject to the insurance laws and regulations of the other jurisdictions in which they are licensed and operate as foreign insurers in such jurisdictions. See Note 9. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K for further information on regulatory restrictions.
The ID businesses, like other MGA/Us, program administrators and brokers, may be subject to licensing requirements and regulation by insurance regulators in various states and other applicable regulatory jurisdictions in which they conduct business.
Octave Ventures and its UK domiciled entities are subject to the UK Companies Act 2006 as well as to insurance laws and regulations of the UK and other jurisdictions in which they operate. Additionally, some of the Octave Ventures subsidiaries, while not regulated entities, must act in line with the regulations of the Financial Conduct Authority and Prudential Regulation Authority as appointed representatives of regulated entities.
Octave Ventures's subsidiary, Alcor Underwriting Bermuda, is domiciled in Bermuda and is subject to the insurance laws and regulations of Bermuda and regulated by the Bermuda Monetary Authority (the "BMA").
Octave Venture's subsidiary, Statera Managing Agency Limited, was authorized by the Prudential Regulation Authority to act as a Lloyd's managing agent in December 2025. It is regulated by the Prudential Regulation Authority and Financial Conduct Authority. The principal activity of the subsidiary is to manage syndicates at Lloyd's of London.
Regulation of Change in Control
Under applicable insurance law, any acquisition of control of OSG, or any other direct or indirect acquisition of control of its insurance carrier subsidiaries, requires the prior approval (or non-disapproval) of the domiciliary regulator of the acquired company (or, in the case of OSG, the domiciliary regulators of its insurance carrier subsidiaries). “Control” is generally defined as the direct or indirect power to direct or cause the direction of the management and policies of a person. Any purchaser of 10% or more of the outstanding voting stock of a corporation is presumed to have acquired control of that corporation and its subsidiaries unless the applicable insurance regulator, upon application, determines otherwise. For purposes of this test, OSG believes that a holder of common stock having the right to cast 10% or more of the votes which may be cast by the holders of all shares of common stock of OSG would be presumably deemed to have control of OSG's insurance carrier subsidiaries within the meaning of applicable insurance laws and regulations, although insurance regulators may in their discretion deem control not to exist where, for example, control is disclaimed by a passive investor.
Additionally, any change in control of Octave Ventures would need to be approved by Lloyds of London, the BMA and any applicable U.S. regulators.
Dividend Restrictions, Including Contractual Restrictions
Everspan Companies:
Everspan Indemnity, Everspan Insurance and its subsidiaries are subject to regulatory restrictions on their ability to pay dividends. Certain subsidiaries do not have sufficient earned surplus at this time to pay ordinary dividends under the insurance laws and regulations of their respective states of domicile. Currently, the only Everspan Insurance subsidiaries that have sufficient earned surplus to pay dividends are Greenwood Insurance Company and Providence Washington Insurance Company. Octave does not have any plans to seek dividends from Everspan so that surplus may accumulate to support Everspan's growth.
Insurance Distribution Companies:
Octave's MGA/U subsidiaries are not restricted from paying dividends or partner distributions (collectively "Distributions") to their owners or partners, including Octave Partners, which is 100% owned by OSG. Most of Octave's established MGA/Us historically have paid Distributions equating to the majority of their individual EBITDA, subject to working capital, taxes and other capital needs. Newly formed de-novo MGA/Us are not expected to make regular distributions to their partners until they become profitable and generate free cash flow on a steady and/or predictable basis.

Octave Specialty Group, Inc.	9	2025 Form 10-K

Table of Contents,
Octave Venture's subsidiary, Statera Managing Agency Limited, has a minimum capital requirement determined by the Lloyd's Underwriting Byelaws. Its minimum capital requirement is dependent on the amount of managed syndicate capacity. Dividends can be made as long as it doesn't affect the minimum capital requirement for a Lloyd's managing agent.
INVESTMENTS AND INVESTMENT POLICY
($ in thousands)
As of December 31, 2025, the consolidated investments of Octave's continuing operations had an aggregate carrying value of $293,708, including $277,302 carried at fair value. Investments are primarily managed by third party investment management firms which are overseen internally. All investments are made in accordance with the general objectives, policies, and guidelines for investments approved by the Board of Directors of the applicable subsidiary. These policies and guidelines may include liquidity, credit quality, diversification and duration objectives and are periodically reviewed and revised as appropriate.
As of December 31, 2025, the Everspan group investment portfolio had an aggregate carrying value of approximately $193,428. Everspan’s investment philosophy is liability driven and therefore seeks to maximize risk-adjusted returns while closely matching the cash flow profile and liquidity demands of its expected liabilities. In addition to internal investment policies and guidelines, the investment portfolio of each company is subject to limits on the types and quality of investments imposed by applicable insurance laws and regulations of the jurisdictions in which it is licensed. The Board of Directors of each respective subsidiary approves any changes to the respective investment policies.
As of December 31, 2025, OSG's (parent company only, excluding investments in subsidiaries) investment portfolio had an aggregate carrying value of approximately $64,468, including $39,344 of short-term investments carried at fair value. The primary investment objective is to preserve capital for strategic uses while maximizing income. The investment portfolio is subject to internal investment guidelines. Such guidelines set forth minimum credit rating requirements and credit risk concentration limits.
As of December 31, 2025, the ID investment portfolio had an aggregate carrying value of approximately $35,812, primarily consisting of money market funds.
The following table provide certain information concerning the consolidated investments of Octave:

	2025		2024
Investment Category ($ in thousands) December 31,	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)
Corporate securities	$66,573	3.4%	$89,192	3.3%
U.S. government obligations	35,424	3.6%	40,995	3.3%
Municipal obligations	11,590	3.0%	14,083	3.1%
Asset-backed securities	3,770	4.5%	8,203	4.9%
Residential mortgage-backed securities	1,597	5.1%	2,446	5.0%
Commercial mortgage-backed securities	3,341	5.3%	2,101	5.8%
Short-term investments	146,442	2.8%	127,601	3.7%
Total fixed maturity-available-for-sale	268,737	3.2%	284,621	3.5%
Other investments (2)	24,971	—%	28,294	—%
Total	$293,708	2.9%	$312,915	3.5%
(1)    Yields are stated on a pre-tax basis, based on average amortized cost for both long and short term fixed-maturity investments.
(2)    Other investments consist of equity interests in development stage insurance MGA's and a limited partnership interest in a private equity fund. Refer to Note 6. Investments of the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K for further information about Other investments.
EMPLOYEES
As of December 31, 2025, Octave had 275 employees in the United States and Bermuda and 208 employees within the United Kingdom. Our 2025 voluntary turnover rate was approximately 17%. Octave considers its employee relations to be satisfactory.
Octave’s focus has been on identifying and retaining key talent through individual development programs following skills assessments. Octave’s succession planning has identified internal candidates that could fill executive management and senior management positions as the need arises. The Company continues to rely on compensation components (such as salary, long-term equity and cash incentive plans, and short-term incentive plan awards) to support employee retention and discourage excessive risk taking. The Company incorporates performance metrics as part of the annual short-term incentive bonus offering with increased bonus potential for exceptional results. We utilize third-party benchmark data to establish market-based compensation levels. We believe that our current compensation and incentive levels reflect high performance expectations as part of our merit pay philosophy. The targeted use of long-term equity incentive plan awards for key talent is an important element of Octave’s long-term retention strategy.
Item 1A.    Risk Factors ($ in thousands)
Capitalized terms used but not defined in this section shall have the meanings ascribed thereto in Part I, Item 1 in this Annual Report on Form 10-K or in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K unless otherwise indicated.

Octave Specialty Group, Inc.	10	2025 Form 10-K

Table of Contents,
Our risk factors are organized in the following sections
Risks Related to OSG Common Shares
The price per share of OSG's common stock may be subject to a high degree of volatility, including significant price declines.
Although OSG's common stock is listed on the New York Stock Exchange ("NYSE"), there can be no assurance as to the liquidity of the trading market or the price at which such shares can be sold. The price of the shares may decline substantially in response to a number of events or circumstances, including but not limited to:
•adverse developments in our financial condition or results of operations;
•changes to regulatory status;
•changes in investors’ or analysts’ valuation measures for our stock;
•adverse changes in analysts’ recommendations regarding our stock;
•market perceptions of our success, or lack thereof, in building and managing our Specialty Property and Casualty Insurance and ID businesses and our business strategy and tactics more generally;
•perceptions regarding management guidance or forecast and changes to such guidance or forecasts;
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
•adverse developments in current or future litigation; and
•results and actions of other participants in our industries.
The price of OSG's shares may also be affected by the risks described below. Investments in OSG's common stock may be subject to a high degree of volatility.
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
Octave may be adversely impacted by P&C industry market cycles.
Octave’s businesses are subject to market cycles. Premium pricing in the commercial property and casualty insurance markets has been historically based on underwriting capacity of insurance carriers, general economic conditions, inflation, and other factors. In recent years, we have been in a “hard” market whereby carriers and capacity/capital providers have been raising rates. However, in certain lines of business pricing has begun to decrease, while in others, the rate of pricing increase has begun to slow as competition has begun to increase. If carriers and capacity/capital providers lower premium rates more broadly this would be referred to as a “softening” or “soft” market. Given that Octave generates revenue from both insurance premiums and commissions that are based on insurance premiums, our revenues are affected by the cyclicality of the markets in which we operate. If we enter a soft market, absent mitigating factors, we may experience a reduction in revenues and profits.
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
Changing weather patterns have added to the unpredictability, frequency and severity of weather-related catastrophes incurred by the property and casualty insurance industry in recent years. These changing weather patterns make it more difficult to predict and model catastrophic events, reducing our ability to accurately price exposure to such events and mitigate its risks.

Octave Specialty Group, Inc.	11	2025 Form 10-K

Table of Contents,
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
As described in Part I, Item 1, “Risk Management” in our Annual Report on Form 10-K for the year ended December 31, 2025, we have established risk management policies and practices which seek to mitigate our exposure to a variety of risks. These policies and practices in the past have not insulated us from risks that were unforeseen and/or which had unanticipated loss severity, and such policies and practices may not do so in the future. There can be no assurance that these policies and practices will be adequate to avoid future losses. If we are not able to identify significant risks, we may not be able to timely mitigate such risks, thereby increasing the amount of losses to which we are exposed. An inability to identify significant risks could also result in the failure to timely establish loss reserves that are sufficient in relation to such risks.
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
Please refer to Note 19. Commitments and Contingencies of the Unaudited Consolidated Financial Statements located in Part I, Item 1 in this Form 10-Q and Note 19: Commitments and Contingencies in Part II, Item 8 in this Annual Report on Form 10-K for the year ended December 31, 2025, for a discussion on legal proceedings against Octave and its subsidiaries.
In the normal course of business, we are subject to regulatory and governmental investigations and civic actions, litigation and other forms of disputes in various domestic and foreign jurisdictions. It is not possible to predict the extent to which litigation against OSG or one or more subsidiaries will be filed, and it is also not possible to predict the outcome of litigation. It is possible that there could be unfavorable outcomes in existing or future proceedings. Management may be unable to make meaningful or reasonable estimates of the amount or range of losses that could result from unfavorable outcomes or of the expenses that will be incurred in connection with such lawsuits. Under some circumstances, adverse results in any such proceedings and/or the incurring of significant litigation or other expenses could be material to our business, operations, financial position, profitability or cash flows.
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
Regulatory developments may materially adversely affect our business.
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
Government laws and regulations applicable to our businesses develop and change rapidly in response to consumer demands and public policies. State legislatures and insurance departments place increasing burdens on insurance carriers and producers with respect to matters such as cybersecurity, data privacy, artificial intelligence, management of technology, corporate governance, environmental and social issues, and enterprise risk management. Such laws and regulations require substantial resources to ensure that the Company has appropriate and

Octave Specialty Group, Inc.	12	2025 Form 10-K

Table of Contents,
effective compliance programs in place. If we are unable to keep pace with changes in applicable law and regulations, or if we otherwise fail in our compliance efforts, the Company may be subject to fines, sanctions, governmental orders or modifications to business practices that individually or collectively impair our business or increase our costs, possibly materially.
In addition, the Company from time to time receives regulatory inquiries and requests for information, and its insurance carrier subsidiaries are subject to examination by regulatory authorities. It is not possible to predict the extent to which additional regulatory inquiries or requests for information will be made, nor the outcome of inquiries, requests for information or examination, which exposes the Company to potential fines, sanctions, governmental orders or modifications to business practices that individually or collectively impair our business or increase our costs, possibly materially.
Our insurance subsidiaries are subject to minimum capital and surplus requirements, and our failure to meet these requirements could subject us to regulatory action.
Our insurance subsidiaries are subject to risk-based capital standards and other minimum capital and surplus requirements imposed under applicable state laws. The risk-based capital standards, based upon the Risk-Based Capital Model Act adopted by the NAIC, require our insurance subsidiaries to report the results of risk-based capital calculations to state regulators and the NAIC. These risk-based capital standards provide for different levels of regulatory attention depending upon the ratio of an insurance company’s total adjusted capital, as calculated in accordance with NAIC guidelines, to its authorized control level risk-based capital. Authorized control level risk-based capital is determined using the NAIC’s risk-based capital formula, which measures the minimum amount of capital that an insurance company needs to support its overall business operations.
An insurance company with total adjusted capital that is less than 200% of its authorized control level risk-based capital is at a company action level, which would require the insurance company to file a risk-based capital plan that, among other things, contains proposals of corrective actions the company intends to take that are reasonably expected to result in the elimination of the company action level event. As of December 31, 2025, our insurance subsidiaries each maintained a risk-based capital ratio of over 700% and complied with the requirement of our state regulators.
In addition, our insurance subsidiaries are required to maintain certain minimum capital and surplus and to limit their written premiums to specified multiples of its capital and surplus. Our insurance subsidiaries could exceed these ratios if their volume increases faster than anticipated or if their surplus declines due to catastrophe or non-catastrophe losses or excessive underwriting and operational expenses.
Any failure by our insurance subsidiaries to meet the applicable risk-based capital or minimum statutory capital requirements or the writings ratio limitations imposed by state law could subject our insurance subsidiaries to further examination or corrective action imposed by state regulators, including limitations on our writing of additional business, state supervision or liquidation.
Any changes in existing risk-based capital requirements, minimum statutory capital requirements or applicable writings ratios may require us to increase our statutory capital levels, which we may be unable to do.
Everspan may not be successful in executing its business plans or may experience greater than expected insurance underwriting losses and/or reinsurance counterparty losses, which could result in losses material to Everspan's capital position, a downgrade of its AM Best rating and a loss of its franchise value. Such events could have a material adverse impact on the value of OSG's shares.
Everspan is developing a portfolio of specialty insurance program business. Its business plan entails establishing programs with program administrators, MGA/Us, with claims handled by TPAs. The success of these programs is dependent upon the quality of insurance risk underwritten by the MGA/Us, the quality of underwriting and operational performance, as well as oversight, of the MGA/Us and TPAs by Everspan, the quality and creditworthiness of reinsurance obtained with respect to the underlying risks, loss experience over time, premium levels, competition and other factors, some of which are outside Everspan's control. Should Everspan fail in executing its business plans or experience greater than expected losses due to operational issues, poor risk selection, default or failure to perform by reinsurers, failure to timely realize ultimate loss exposure, a departure of qualified MGA/Us from the industry, enhanced scrutiny from regulators or ratings agencies specific to the program business model, failure to collect amounts due to it or other factors, Everspan may suffer losses that are material to its capital position, a downgrade in its AM Best rating and/or a loss of its franchise value. Any such outcomes could have a material adverse impact on the value of OSG's shares.
A downgrade in the AM Best financial strength rating of Everspan may negatively affect our business.
The financial strength of Everspan is evaluated by AM Best, which issues a Financial Strength Rating or "FSR," an important factor in establishing the competitive position of Everspan. The FSR reflects AM Best’s opinion of Everspan's financial strength, operating performance, strategic position and ability to meet obligations to policyholders, and are not evaluations directed to investors. Everspan's FSR is subject to periodic review, and the criteria used in the rating methodologies are subject to change. All of the insurance companies that comprise Everspan are rated "A-" (Excellent). A downgrade in Everspan's FSR could make it more difficult to sell insurance policies and Everspan's distribution channels may cease to transact with them, which would adversely affect our business, financial condition and results of operations.
Failure of Everspan's Program Partners to properly market, underwrite or administer policies could adversely affect us.
The marketing, underwriting, administration and servicing of policies in our Specialty Property and Casualty Insurance

Octave Specialty Group, Inc.	13	2025 Form 10-K

Table of Contents,
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
If, in our Specialty Property and Casualty Insurance business, we are unable to accurately underwrite risks and charge competitive yet profitable rates to our policyholders, our business, financial condition and results of operations may be adversely affected.
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

Octave Specialty Group, Inc.	14	2025 Form 10-K

Table of Contents,
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
Everspan may be subject to the risk that its MGA/U program partners fail to meet their financial obligations to Everspan or policyholders as it relates to premiums payable, return premiums, sliding scale commissions and return commissions. This risk may be exacerbated to the extent that Everspan has financial obligations to its reinsurers under reinsurance agreements that do not absolve Everspan of credit risk or non-payment by the MGA/U program partner.
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
Moreover, the impact of catastrophic events may not be adequately reflected in claims reserves and, accordingly, could adversely impact results. Catastrophic losses are caused by wind and hail, wildfires, tornadoes, hurricanes, tropical storms, earthquakes, severe freeze events, volcanic eruptions, terrorism, cyber-attacks, civil unrest, and industrial accidents and other such natural and man-made events.
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
We compete with a large number of companies in the property and casualty insurance industry for underwriting premium. During periods of intense competition for premium, in particular, our Specialty Property and Casualty Insurance and ID businesses may be challenged to maintain competitiveness with other companies that may seek to write policies without the same regard for risk and profitability targeted by our Specialty Property and Casualty Insurance and ID businesses. During these times, it may be difficult for Everspan or our MGA/Us to grow or maintain premium volume without lowering underwriting standards, sacrificing income, or both.
In addition, our Specialty Property and Casualty Insurance and ID businesses face competition from a wide range of specialty insurance companies, underwriting agencies and intermediaries, as well as diversified financial services companies that are significantly larger than our Specialty Property and Casualty Insurance and ID businesses are and that have significantly larger financial, marketing, management and other resources.

Octave Specialty Group, Inc.	15	2025 Form 10-K

Table of Contents,
Some of these competitors also have longer standing and better established market recognition than Octave's group companies. The greater resources or market presence that these competitors possess may enable them to avoid or defray particular costs, employ greater pricing flexibility, have a higher tolerance for risk or loss, or exploit other advantages that may make it more difficult for us to compete. We may incur increased costs in competing for underwriting revenues in this environment. If we are unable to compete effectively in the markets in which our Specialty Property and Casualty Insurance and ID businesses operate or expand into, our underwriting revenues may decline, as well as overall business results.
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
Impairment of intangible assets and goodwill could adversely affect our results of operations.
In connection with Octave’s acquisition of insurance distribution businesses (MGA/Us and brokers), Octave records the fair value of identifiable intangible assets (primarily related to distribution relationships) and goodwill. The intangible assets are amortized over their remaining useful lives. The Company tests intangible assets for impairment if certain events occur or circumstances change indicating that the carrying amount of the intangible asset may not be recoverable. Goodwill is tested for impairment annually or whenever events occur or circumstances change that may indicate impairment. Intangible asset and goodwill impairments are driven by a variety of factors, which could include, among other things, declining future cash flows of the acquired business as addressed in other risk factors related to the ID Business. If we determine an impairment has occurred, we are required to record an impairment charge equal to the excess of the asset's carrying value over its estimated fair value. Any intangible asset or goodwill impairment could adversely affect the Company's operating results and financial condition.
Our Insurance Distribution businesses derive a significant portion of their commission revenues from a limited number of insurance companies and Lloyd's syndicates, the loss of any of which could result in lower commissions or loss of business production.
The commissions of our MGA/Us and insurance broker are derived from insurance policies underwritten on behalf of a limited number of capacity providers, including insurance and reinsurance companies, Lloyd’s syndicates and other capital providers. Should one or more of these capacity providers terminate its arrangements with our ID businesses or otherwise decrease the amount of capacity provided, we may lose significant commission revenues or lose significant business production while seeking other sources of capacity.
A number of our MGA/Us have material relationships with Lloyd’s Syndicate 4242, and to a lesser extent Cadenza Re Limited, which are risk carriers that are serviced by Octave group entities. A reduction in scale and/or appetite of these carriers, whether in response to underwriting performance, regulatory considerations, availability of underwriting capital support, or otherwise, may result in a loss of significant commission revenues. Furthermore, these carriers form the

Octave Specialty Group, Inc.	16	2025 Form 10-K

Table of Contents,
cornerstone capacity for some of our MGA/Us new launches and hence a deterioration in their activities will further inhibit new MGA/U launches.
Our Insurance Distribution businesses, results of operations, financial condition and liquidity may be materially adversely affected by certain potential claims or proceedings.
Our owned MGA/Us and insurance brokerage operating subsidiaries are subject to various potential claims and other proceedings, including those relating to alleged errors and omissions in connection with the placement or servicing of insurance and/or the provision of services in the ordinary course of business, of which we cannot, and likely will not be able to, predict the outcome with certainty. Because our MGA/Us and insurance brokerage operating subsidiaries often assist customers with matters involving substantial amounts of money, including the placement of insurance and the handling of related claims that customers may assert, errors and omissions claims against it may arise alleging potential liability for all or part of the amounts in question. Also, the failure of an insurer with whom our MGA/Us and insurance brokerage operating subsidiaries place business could result in errors and omissions claims against it by its customers, which could adversely affect Octave’s results of operations and financial condition. Claimants may seek large damage awards, and these claims may involve potentially significant legal costs and damages. In addition, regardless of monetary costs, these matters could have a material adverse effect on our reputation and cause harm to carrier, customer or employee relationships, or divert personnel and management resources.
We may acquire additional MGA/Us as part of our Insurance Distribution business strategy. Risks associated with such endeavors could adversely affect our growth and results of operations.
Acquisitions have been an important contributor of growth in the ID business and we believe that additional acquisitions may be important to future growth, building further operational scale and diversifying our sources of revenue. Failure to successfully identify and complete acquisitions may result in us achieving slower growth and less operating scale. Moreover, the failure of acquisition targets to achieve anticipated revenue and earnings levels could result in slower than anticipated growth and result in intangible asset or goodwill impairment charges.
Future growth of our Insurance Distribution business is highly dependent upon, amongst other items, our ability to launch de novo MGA/MGUs, which is highly dependent on our ability to attract insurance talent, operationalize new MGA/MGUs and compete for business.
The market for insurance underwriting talent and MGA/MGU leadership talent has become increasingly competitive. If we are not able to attract and/or retain such talent to launch and maintain de novo MGA/MGUs, our ability to grow may be materially constrained and the intangible and goodwill assets we recorded in connection with the acquisition of Octave Ventures may become impaired. Any such impairment could be materially adverse to our results of operations and financial condition. Even if we are able to attract underwriting and leadership talent to launch de novo MGA/MGUs, there can be no guarantees that each de novo MGA/MGU will be successful or that we will be able to operationalize each business. Product and technological complexity have increased the challenges of starting de novo MGA/MGUs and could in the future increase the launch time and investment needed to improve the chances of success. Competition for premium has also increased, particularly as market conditions have begun to soften in certain segments. If markets continue to soften or such conditions spread to a broader set of risk classes, competition for premiums may increase further, making the launch of de novo MGA/MGU more challenging. While Octave has access to managed capacity, de novo MGA/MGUs rely on access to insurance capacity for the risks they write. If Octave were not able to source the capital needed to support the insurance risk underwritten by de novo MGA/MGUs, we would not be able to generate revenues to offset the expenses incurred to establish such de novo MGA/MGUs and we may experience losses.
Octave may not be able to realize expected synergies from acquisitions.
Octave’s assessment of acquisitions often includes an estimate of the value of revenue, expense and operating synergies that may be created from the acquisition. If due to market, economic, technological, cultural, regulatory or other reasons Octave is not able to fully realize expected synergies or its valuation of such synergies otherwise proves incorrect, we may not realize the full expected value of an acquisition, which in turn may lead to lower than expected profits, material adverse results from operations and/or a weakened financial condition.
Octave is planning to further develop and expand its Specialty Property and Casualty Insurance and Insurance Distribution businesses; however, such plans may not be realized, or if realized, may not create value and may negatively impact our financial results.
Octave is planning to further develop and expand its Specialty Property and Casualty Insurance and ID businesses. Such plans may involve additional acquisitions of assets or existing businesses and the development of businesses through new or existing subsidiaries. Currently, it is not possible to fully predict the future prospects or other characteristics of such businesses. We may not be able to successfully identify opportunities, attract specialized underwriting and other talent, and operationalize new businesses in a timely or cost-efficient manner. While we expect to conduct business, financial and legal due diligence in connection with the evaluation of any future business or acquisition opportunities, there can be no assurance our due diligence will identify every matter that could have a material adverse effect on us. Efforts to pursue or develop certain business opportunities may be unsuccessful or require significant financial or other resources, which could have a negative impact on our growth plans, operating results and financial condition. To implement our growth strategy, we must be able to meet our capital needs, expand and refine our systems and our internal controls effectively, allocate our human resources optimally, identify and hire qualified employees and effectively integrate any acquisitions we make in our effort to achieve growth. No assurance can be given that Octave will successfully execute its plans for new business, generate any

Octave Specialty Group, Inc.	17	2025 Form 10-K

Table of Contents,
earnings or value from new businesses or be able to successfully integrate any such business into our current operating structure. For example, on July 31, 2024, we acquired Beat Capital Partners (now known as Octave Ventures) and on October 31, 2025, we acquired ArmadaCorp Capital, LLC. We have devoted, and will continue to devote, significant management attention and resources to integrating these acquired businesses and any others that we may acquire. Potential challenges we may encounter as part of the integration process include the inability to achieve anticipated synergies and revenue growth, challenges in successfully managing customer relationships and integrating systems, the diversion of management attention and difficulties in integrating and retaining employees. The failure to manage our growth effectively and to integrate our acquired businesses successfully could have a material adverse effect on our business, financial condition and results of operations.
Our inability to successfully manage ongoing organizational changes could adversely impact our business results. We may experience higher levels of costs or disruption in managing these changes, which may cause the benefits derived from our business development strategy to be less than we originally expect.
Should changes in Octave’s circumstances or financial condition or in the political, economic and/or legal environment occur, there can be no assurance that all or any part of our strategy and/or initiatives will not be abandoned or adjusted to take account of such changes. Any such adjustment or abandonment may have a material adverse effect on our securities.
Changes in law or in the functioning of the healthcare market could significantly impair our Accident & Health insurance business and therefore negatively impact Octave’s financial condition and results of operations.
Adoption of a single payer healthcare system or a public health insurance option would likely adversely impact the entire healthcare industry. Our Accident & Health insurance business would likely be adversely impacted by such a material change in the U.S. healthcare system particularly if private health insurance is eliminated, materially limited, or is rendered noncompetitive. Material adverse developments to our Accident & Health insurance business would have a negative impact on Octave's financial condition and results of operations which could be material.
Our Insurance Distribution businesses and their results of operations and financial condition may be adversely affected by conditions that result in reduced insurance capacity.
Our ID business results of operations depend on the capacity of insurance carriers (including Lloyd’s of London), reinsurers and other capital providers to assume risk and provide coverage. Capacity among insurance carriers, reinsurers and other capital providers may diminish because of our performance or due to factors outside our control. For example, capacity could be reduced by insurance companies failing or withdrawing from writing certain coverages that our ID businesses offer to their customers. To the extent that reinsurance becomes less widely available or significantly more expensive, we may not be able to procure the amount or types of coverage that our customers desire and the coverage we are able to procure for our customers may be more expensive or limited.
Variations in commission income that result from the timing of policy renewals and the net effect of new and lost business production may have unexpected effects on our results of operations.
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
Variations in contingent commissions that result from the effects of insurance loss activity on portfolios may result in significant variations in revenues.
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

Octave Specialty Group, Inc.	18	2025 Form 10-K

Table of Contents,
operations and have a material adverse effect on our business, financial condition and operating results. Our information technology and application systems, as well as those of our vendors and contractual counterparties, may be vulnerable to threats from computer viruses, natural disasters, unauthorized access, cyber-attack and other similar disruptions. Computer hackers may be able to penetrate our network’s system security, or the network's security system of a vendor or contractual counterparty, and misappropriate or compromise confidential information, create system disruptions or cause shutdowns. The ability of hackers to infiltrate and compromise our and our vendors' and contractual counterparties' information systems or the contents thereof may be enhanced by generative artificial intelligence, which may be more difficult to detect and defend. In addition to our own confidential information, we and our vendors and contractual counterparties sometimes receive and are required to protect confidential information obtained from third parties (including us in the case of a vendor or contractual counterparty) and personally identifiable information of individuals. To the extent any disruption or security breach results in a loss or damage to our data (or the data of a vendor or contractual counterparty on which we rely), or inappropriate disclosure of our confidential information or that of others, or personally identifiable information of individuals, it could cause significant financial losses that are either not, or not fully, insured against, cause damage to our reputation, affect our relationships with third parties, lead to claims against us, result in regulatory action, or otherwise have a material adverse effect on our business or results of operations. In addition, we may be required to incur significant costs to mitigate the damage caused by any security breach, or to protect against future damage. Moreover, we may not be able to adequately execute our incident response, disaster recovery and business continuity plans in a timely fashion in the event of a disruption to our information technology and application systems. Additionally, we are an acquisitive organization and the process of integrating the information systems of the businesses we acquire is complex and exposes us to additional risk as we might not adequately identify weaknesses in the targets’ information systems, which could expose us to unexpected liabilities or make our own systems more vulnerable to attack.
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
Our business could be affected by actions of stakeholders with differing interests or objectives.
Octave could be affected by actions taken by stakeholders whose interests or objectives may differ from our strategic plans or from the interests of our stockholders, creditors or other stakeholders. Responding to such actions could be costly and time-consuming, disrupt operations and divert the attention of management and employees. In addition, these activities could interfere with our ability to execute on our strategic plans.
We are exposed to foreign exchange risk, which may adversely affect our financial condition and results of operation.
A significant portion of our ID business is operated out of the U.K where our functional currency is the British pound (“GBP”). However, the majority of our revenues are generated in U.S. dollars (“USD”). As a result, movements in the rate of exchange between GBP and USD may materially distort our financial results and cause losses that are not attributable to the underlying business. We frequently hedge this foreign exchange risk through forward contracts; however, these hedges may not completely negate the adverse impact of foreign exchange movements.
Risks Related to Capital, Liquidity and Credit Markets
OSG and the Insurance Distribution business have outstanding indebtedness, resulting from the acquisition of ArmadaCorp on October 31, 2025, which could adversely affect our financial condition, operational flexibility and our ability to obtain financing in the future.
The Company funded a significant portion of the purchase price of ArmadaCorp Capital, LLC and its subsidiaries through new term loan and revolving credit facilities (the "Credit Facilities"). The Credit Facilities are secured by substantially all of the assets of, and the Company's ownership interests in, our ID businesses, and are guaranteed by OSG.

Octave Specialty Group, Inc.	19	2025 Form 10-K

Table of Contents,
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
While restrictive covenants in the Credit Facilities may limit the amount of additional indebtedness the Company may incur, we may obtain waivers of those restrictions and incur additional indebtedness in the future. In addition, our ability to make scheduled payments on, or refinance, any such indebtedness may depend on the ability of our subsidiaries to make distributions or pay dividends, which in turn will depend on their future operating performance and applicable contractual, legal and regulatory restrictions on the payment of distributions or dividends. There can be no assurance that any such dividends or distributions would be made. This could further exacerbate the risks associated with the Company’s leverage.
The Company intends to service indebtedness under the Credit Facilities from earnings and cash flow generated by the ID businesses. In the event the ID businesses fail to produce sufficient earnings and cash flow to pay the Company's indebtedness when due, the Company would need to seek to modify the terms of the Credit Facilities, refinance or restructure its indebtedness, or raise additional capital. There can be no assurance that the Company will be able to adequately address a shortfall in its debt-servicing capacity through such measures on commercially reasonable terms or at all. Moreover, if the Company were able to address a shortfall in its debt servicing capacity through one or more of these measures, it may incur substantial additional costs or burdens, including additional collateral or restrictions on its business, which could cause a material adverse impact on the Company's results of operations and financial condition.
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
Octave has significant obligations as the counterparty to several put contracts related to redeemable minority interests in our Insurance Distribution business. Obligations under these put contracts may be material and may require Octave to raise third party capital to fund.
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

Octave Specialty Group, Inc.	20	2025 Form 10-K

Table of Contents,
there can be no assurance that we will be able to raise the capital necessary to fund these put obligations.
Adverse economic factors, including recession, inflation, periods of high unemployment or lower economic activity could result in the sale of fewer policies than expected or an increase in the frequency or severity of claims and premium defaults or both, which, in turn, could affect our growth and profitability.
Factors such as business revenue, economic conditions, the volatility and strength of the capital markets, inflation and pandemics can all affect the business and economic environment. These same factors affect our ability to generate revenue and profits. In an economic downturn that is characterized by higher unemployment, declining spending and reduced corporate revenues, the demand for insurance products is adversely affected, which directly affects our premium levels and profitability. Negative economic factors may also affect our ability to receive the appropriate rate for the risk we insure with our policyholders and may adversely affect the number of policies we can write, including with respect to our opportunities to underwrite profitable business. In an economic downturn, our customers may have less need for insurance coverage, cancel existing insurance policies, modify their coverage, self-insure their risks, or not renew with us. Existing policyholders may exaggerate or even falsify claims to obtain higher claims payments, or not pay premiums on our policies when due. These outcomes would reduce our underwriting profit to the extent these factors are not reflected in the rates we charge.
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
Our risk to changes in interest rates and market conditions could be magnified in the event that the US or UK were to enter into an economic recession. While interest rates may decline during a recession, credit and liquidity risks would be expected to increase which may cause us to experience losses in our investment portfolios. These losses may have a material adverse effect on our results of operations and financial condition, particularly if any economic rescission were prolonged.
Item 1B.    Unresolved Staff Comments — No matters require disclosure.
Item 1C.    Cybersecurity.
The Company is exposed to diverse cybersecurity risks that have the potential to significantly impact our business operations, financial standing, and reputation. We seek to identify, assess, and manage these risks, with the aim of safeguarding our critical systems and information and employing a documented process to respond in the event of a cybersecurity incident. This approach includes regular evaluations of our information systems and infrastructure to identify vulnerabilities and potential weaknesses through the use of system monitoring tools, as well as monitoring of industry trends, threat intelligence, and emerging risks to anticipate and proactively assess potential threats. We engage third-party cybersecurity experts to conduct penetration testing, vulnerability scans, and risk assessments, informed by the NIST (National Institute of Standards and Technology) Cybersecurity Framework guidelines or ISO (International Organization for Standardization) 27001 standard, to increase the likelihood that system risks are identified.
To identify potential risks, Octave or a third party vendor engaged by the Company also assesses the security measures of vendors and third-party service providers that have access to the Company’s information systems and sensitive data. Each review involves an initial risk assessment of the provider and initial and periodic reviews of the provider's cybersecurity program to evaluate security standards, access controls and security measures. The Company generally requires vendors and third party service providers to report to the Company any cybersecurity incidents involving the providers’ systems that could affect the Company or to have cybersecurity incident notice requirements in their cybersecurity programs.
Our approach to managing cybersecurity risks includes implementing cybersecurity measures such as selective use of encryption, firewalls, data loss prevention, security monitoring, endpoint detection and response, anti-spam and anti-phishing email security, and intrusion detection systems to fortify our defenses. We conduct mandatory annual employee cybersecurity training programs and frequent simulated phishing campaigns to enhance cybersecurity knowledge and practices across the organization. Octave maintains an incident response plan that is updated regularly to respond to changes in the organization, risks and laws. Octave also conducts an annual test to restore business critical systems and data from back-ups. We have established reporting processes and escalation pathways for our business units and functions to identify, assess and manage potential cybersecurity incidents in a timely manner. Once an incident is identified, the Chief Information Security Officer (“CISO”) (with the assistance of the IT team) will begin the investigation to determine the level of risk of the event and the appropriate response.
The Board of Directors of the Company oversees the management of risks from cybersecurity threats through its review of quarterly reports from the CISO on the status of the Company’s cybersecurity preparedness; updates on information systems; and any cybersecurity threats of which management has become aware. In addition the Board receives periodic cybersecurity awareness training.
The CISO conducts weekly meetings with the Chief Information Officer, and as necessary with the Enterprise Architecture Committee, to discuss the implementation of new cybersecurity measures. Identified cybersecurity risks and newly disclosed software patch updates are escalated, as appropriate, for further assessment and remediation in accordance with the Company’s vulnerability management procedures. The CISO also receives ongoing cybersecurity threat intelligence from external sources, including government and industry organizations such as the

Octave Specialty Group, Inc.	21	2025 Form 10-K

Table of Contents,
Cybersecurity and Infrastructure Security Agency, which is used to inform the Company’s cybersecurity risk assessment and mitigation efforts. Cybersecurity risk is also included in the Company’s Enterprise Risk Management (“ERM”) process that involves senior management and other personnel in the identification, assessment and management of a broad range of risks (including cybersecurity risks) that could affect the Company’s ability to execute on its corporate strategy and fulfill its business objectives. The Company’s Chief Operating Officer and Chief Information Officer provide input and updates to the Enterprise Risk Committee (comprised of members of management) on cybersecurity preparedness and emerging risks. The Enterprise Risk Committee produces the relevant risk management information for executive and senior management and the Board of Directors, which receives ERM updates on a quarterly basis. The Chief Operating Officer and Chief Information Officer are also members of the Company's Disclosure Committee and provide updates on cybersecurity threats and emerging risks to the Disclosure Committee prior to the filing of each quarterly report on Form 10-Q and annual report on Form 10-K.
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
Octave and its subsidiaries are subject to various U.S. federal and state laws and regulations with respect to privacy, data protection and cybersecurity that require financial institutions, including insurance companies and agencies, to safeguard personal and other sensitive information, and may provide for notice of their practices relating to the collection, disclosure and processing of personal information, disclosure of cybersecurity risk management practices, reporting of cybersecurity incidents, and implementation of governance practices. For example, the NAIC adopted the NAIC Insurance Data Security Model Law (#668) (“NAIC Model Law”) that creates rules for insurers and other covered entities addressing data security and the investigation and notification of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. This includes maintaining an information security program based on ongoing risk assessment, overseeing third-party service providers, investigating data breaches and notifying regulators of a cybersecurity event. Legislation based on the NAIC Model Law has been enacted in many states and may be enacted in other states. Certain of our subsidiaries, as insurance companies and agencies licensed in the State of New York, are also required to comply with the New York Department of Financial Services (“NYDFS”) cybersecurity regulation, which establishes requirements for covered financial services institutions to implement a cybersecurity program designed to protect the confidentiality, integrity and availability of information systems of regulated entities, and information stored on those systems. The regulation imposes a governance framework for cybersecurity programs, risk-based minimum standards for technology systems for data protection, monitoring and testing, third-party service provider reviews, security incident response and reporting to NYDFS of certain security incidents, annual certifications of regulatory compliance to NYDFS, and other requirements. Recent amendments to the NYDFS cybersecurity regulation impose additional security requirements and new governance obligations.
In the United States, portions of our business are subject to state laws that impose obligations with respect to personal information and grant consumers specific rights with respect to such information, For example, the California Consumer Privacy Act, went into effect in January 2020, and provides additional privacy rights for California residents, and in November 2020, California further expanded privacy rights for California residents by enacting the California Privacy Rights Act, which became effective January 1, 2023. Several other states have enacted similar comprehensive privacy laws. We anticipate that federal and state regulators will continue to enact legislation related to privacy and cybersecurity, which may require additional compliance investments and changes to policies, procedures and operations.
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
Item 2.    Properties
The executive office of Octave is located at 40 Wall Street, New York, New York 10005, and consists of 9,767 square feet of office space, under a lease agreement that expires in April 2031.
Operations of each of our segments are carried out either in our executive office at 40 Wall Street or in other leased offices under operating leases in Florida, New Jersey, New York, Indiana, North Carolina, Georgia, Maryland, Texas, Bermuda and England. The lease terms typically do not exceed ten years in length.
In the opinion of the Company’s management, the Company’s properties are adequate and suitable for its business as presently conducted and are adequately maintained.

Octave Specialty Group, Inc.	22	2025 Form 10-K

Table of Contents,
Item 3.    Legal Proceedings
Refer to Notes to the Consolidated Financial Statements—Note 19. Commitments and Contingencies included in Part II, Item 8 in this Annual Report on Form 10-K for a discussion on legal proceedings against Octave.
Item 4.    Mine Safety Disclosures — Not applicable.

Octave Specialty Group, Inc.	23	2025 Form 10-K

Table of Contents,

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
($ in thousands, except per share amounts)
Market Information
The Company 's common stock trades on the NYSE under the symbol “OSG".
Holders
On March 2, 2026, there were 20 stockholders of record of OSG’s common stock.
Dividends
The Company did not pay cash dividends on its common stock during 2025 and 2024. Information concerning restrictions on the payment of dividends from Octave's insurance subsidiaries is set forth in Item 1 above under the caption “Dividend Restrictions, Including Contractual Restrictions" and in Note 9. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K.
Purchases of Equity Securities By the Issuer and Affiliated Purchasers
When restricted and performance stock units issued by Octave settle, they become taxable compensation to employees. For certain awards, shares may be withheld to cover the employee's portion of withholding taxes. In the fourth quarter of 2025, Octave purchased 741,233 shares from employees that settled restricted or performance stock units to meet employee tax withholdings.
The following table includes information about the Company's purchases of its common shares during the fourth quarter of 2025.

($ in thousands, except per share)	Oct-2025	Nov-2025	Dec-2025	Fourth Quarter 2025
Shares Repurchased	—	706,244	34,989	741,233
Average Price Paid Per Share	$—	$9.46	$8.99	$9.44
Total Number of Shares Purchased as Part of Publicly Announced Plan	3,142,554	—	—	3,142,554
Maximum Dollar Value That may Yet be Purchased Under the Plan				$8,449
On November 12, 2024, Octave’s Board of Directors authorized a share repurchase program, under which Octave may opportunistically repurchase up to $50,000 of the Company’s common shares at management’s discretion over the period ending on December 31, 2026. Shares purchased from employees to satisfy withholding taxes, as described above, do not count towards utilization under the Company's share repurchase program.
The following table shows shares repurchased by year under Octave's November 12, 2004 share repurchase program.

($ in thousands, except per share)	December 31,
	2024	2025
Shares repurchased	937,141	3,434,745
Total cost	$11,678	$29,873
Average purchase price per share	$12.46	$8.70
Unused authorization amount		$8,449

Octave Specialty Group, Inc.	24	2025 Form 10-K

Table of Contents,
Stock Performance Graph
The following graph compares the performance of an investment in our common stock from the close of business on December 31, 2020, through December 31, 2025, with the Russell 2000 Index and S&P Completion Index. The graph assumes $100 was invested on December 31, 2020, in our common stock at the closing price of $15.38 per share and at the closing price for the Russell 2000 Index and S&P Completion Index. It also assumes that dividends (if any) were reinvested on the date of payment without payment of any commissions. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

	December 31,
	2021	2022	2023	2024	2025
Octave Specialty Group, Inc.	$104	$113	$107	$82	$51
Russell 2000 Index	$114	$89	$103	$113	$128
S&P Completion Index	$146	$105	$130	$150	$165

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
Unless otherwise noted, this Management's Discussion and Analysis of Financial Condition and Results of Operations relates solely to our continuing operations and does not include the operations of our Legacy Financial Guarantee business. See "Sale of AAC" below and Note 5. Discontinued Operations of the Notes to Consolidated Financial Statements under Part II, Item 8 of this Annual Report on Form 10-K for additional information about the divestiture of the Legacy Financial Guarantee business in September 2025.
The following discussion should be read in conjunction with our consolidated financial statements in Item 8 of this Report and the matters described under Item 1A. Risk Factors in this Annual Report on Form 10-K for the year ended December 31, 2025. Refer to Part I, Item 1. Introduction - Description of the Business, for a description of our business and our key strategies to achieve our primary goal to maximize shareholder value.

Octave Specialty Group, Inc.	25	2025 Form 10-K

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
Insurance Distribution and Specialty Property and Casualty Insurance strategic priorities include:
•Growing and expanding our Insurance Distribution business based on deep domain knowledge in specialty and niche classes of risk which generate attractive margins at scale. This will be achieved through establishing new businesses “de-novo,” organic growth and diversification, and select acquisitions supported by a centralized technology-led shared services offering;
•Growing our Specialty Property and Casualty Insurance business to generate underwriting profits from a diversified portfolio of commercial and personal liability risks accessed primarily through affiliated and non-affiliated program administrators. In addition, we may seek strategic relationships and/or partnerships with unaffiliated parties in order to expand our product offerings, access to reinsurance capacity and other business or operational advantages.

OVERVIEW
($ in thousands)
The Company's continuing operations include two segments, financial highlights of which are summarized below along with other recent developments.

	Year Ended December 31, 2025				Year Ended December 31, 2024
	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Total	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Total
Premiums placed		$951,781		$951,781		$493,372		$493,372
Gross premiums written	$360,449			360,449	$382,771			382,771
Net premiums written	73,898			73,898	88,682			88,682

Total revenues	88,403	163,726	(907)	251,222	126,320	99,236	10,259	235,815
Total expenses	85,073	184,182	82,981	352,236	114,098	107,045	74,516	295,660
Pretax income (loss)	3,330	(20,456)	(83,888)	(101,014)	12,222	(7,809)	(64,257)	(59,845)
Net income (loss)	2,956	(15,353)	(83,406)	(95,803)	10,469	(6,881)	(62,509)	(58,921)
EBITDA	3,330	36,918	(80,670)	(40,422)	12,222	19,653	(62,393)	(30,518)
Adjusted EBITDA	3,330	22,411	(80,670)	(54,929)	5,136	19,901	(16,394)	8,643
Net income (loss) attributable to Octave shareholders	2,956	(17,954)	(83,406)	(98,404)	10,471	(7,244)	(62,509)	(59,282)
EBITDA attributable to Octave shareholders	3,777	37,041	(33,789)	7,028	12,222	13,205	(62,393)	(36,966)
Adjusted EBITDA attributable to shareholders	3,777	22,542	(33,789)	(7,471)	5,136	13,453	(16,394)	2,195

Sale of AAC
On September 29, 2025, the Company completed the sale of AAC pursuant to the June 4, 2024 stock purchase agreement (the "Purchase Agreement") with American Acorn Corporation (the “Buyer”), a Delaware corporation owned by funds managed by Oaktree Capital Management, L.P., pursuant to which OSG sold all of the issued and outstanding shares of common stock of AAC, a wholly-owned subsidiary of OSG, to Buyer for
$420,000 in cash (the "Sale"). The Buyer also made an additional payment to OSG in an amount of $4,300. In the Sale, Buyer acquired complete common equity ownership of AAC and all of its wholly owned subsidiaries, including Ambac Assurance UK Limited. In connection with and pursuant to the Purchase Agreement, OSG issued to Buyer a warrant exercisable for 5,092,707 shares of common stock, par value $0.01, of OSG. Refer to Note 5. Discontinued Operations of the Notes to the

Octave Specialty Group, Inc.	26	2025 Form 10-K

Table of Contents,
Consolidated Financial Statements under Part II, Item 8 in this Annual Report on Form 10-K for further details on the sale of AAC.
For all periods leading up to the Sale, AAC's results of operations and OSG's loss on sale are reported within Net income (loss) from discontinued operations before tax on the Consolidated Statement of Comprehensive Income (Loss). See Note 5. Discontinued Operations of the Notes to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report on Form 10-K for additional information.
Acquisition of ArmadaCorp
On October 31, 2025, the Company closed on the acquisition of ArmadaCorp for a purchase price of $250,000. The Company purchased all of the issued and outstanding limited liability company interests in ArmadaCorp from Sirius Re Holdings, Inc. and Sirius Acquisitions Holding Company, funded in part by $120,000 of loans obtained under new credit facilities. Refer to Note 4. Business Combination in Part II, Item 8 in this Annual Report on Form 10-K for further details on the acquisition of ArmadaCorp.
ArmadaCorp includes an MGA/U that focuses on supplemental health and benefit products for C-suite executives and other key talent. ArmadaCorp creates and distributes supplemental benefit solutions and insurance products. ArmadaCorp's differentiated product offering in the A&H market provides both line of business and product diversification to the Company, while also increasing exposure to non-correlated A&H business lines. ArmadaCorp also provides clients with tools to navigate the healthcare system, including services that help match individuals with physicians suited to their personal needs, and maintains a provider of third-party administration services for insurance carriers that distribute the benefit products and handle claims.
Pivix
Effective September 1, 2025, OSG's wholly owned subsidiary, Octave Partners, LLC exercised its option to convert its $3,500 convertible note investment in Pivix, an excess and surplus lines MGA/U, into common stock. As a result, Octave Partners now owns approximately 74% of Pivix, when combined with its previous 17% minority equity interest, and includes Pivix in its consolidated financial statements.
Sale of Consolidated National Insurance Company
On January 12, 2024, Everspan Insurance Company entered into a Stock Purchase Agreement with Hagerty Insurance Holdings, Inc., to sell its ownership interests in Consolidated National Insurance Company ("CNIC"), which was one of Everspan's admitted carriers. The closing of this transaction occurred on September 1, 2024, resulting in a gain of approximately $7,504. The sale of CNIC has not had any adverse impact on the group's operations or growth prospects.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES ($ in thousands)
Octave's Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP"). This section highlights accounting estimates management views as critical because they are most important to the portrayal of the Company's financial condition; and require management to make difficult and subjective judgments regarding matters that are inherently uncertain and subject to change. These estimates are evaluated on an ongoing basis considering historical developments, political events, market conditions, industry trends and other information. There can be no assurance that actual results will conform to estimates and that reported results of operations will not be materially adversely affected by the need to make future accounting adjustments to reflect changes in these estimates from time to time.
Management has identified the following critical accounting policies and estimates: (i) valuation of specialty property and casualty losses and loss adjustment expense reserves, (ii) business combinations including identification and valuation of intangible assets, and (iii) goodwill and intangible asset impairment analysis. Management has discussed each of these critical accounting policies and estimates with the Audit Committee, including the reasons why they are considered critical and how current and anticipated future events impact those determinations. Additional information about these policies can be found in Note 2. Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K.
SPECIALTY PROPERTY AND CASUALTY LOSSES AND LOSS EXPENSE RESERVES
The specialty property and casualty insurance segment consists of Everspan-affiliated carriers. Loss and loss adjustment expense reserves represent management's estimate of the ultimate liability for unpaid losses and loss expenses for claims that have been reported and incurred but not yet reported ("IBNR") as of the balance sheet date.
Loss and loss adjustment expense reserves by line of business were as follows as of December 31, 2025 and 2024:

2025	Gross			Net
Line	Case	IBNR	Total	Case	IBNR	Total
Commercial auto	$67,484	$91,710	$159,194	$10,404	$12,657	$23,061
Excess liability	9,771	106,839	116,610	1,471	15,427	16,898
General liability	7,534	56,062	63,596	2,376	10,196	12,572
Workers compensation	9,569	8,229	17,798	9,569	8,229	17,798
Non-standard personal auto	2,259	1,567	3,826	2,231	1,404	3,635
Professional liability	6,753	34,094	40,847	467	2,383	2,850
Multi-peril / business owners (BOP)	707	5,478	6,185	241	1,278	1,519
Surety	1,128	11,106	12,234	—	94	94
ULAE (1)	—	14,869	14,869	—	5,552	5,552
Other (2)	11,411	13,420	24,831	(102)	391	289
Loss and Loss Expense Reserves	$116,616	$343,374	$459,990	$26,657	$57,611	$84,268
(1)    Unallocated loss adjustment expenses.
(2)    Includes $23,530 and $0 total loss and loss expense reserves on a gross and net of reinsurance basis related to legacy liabilities obtained from the acquisitions of Providence Washington Insurance Company, Greenwood Insurance Company, and Consolidated Specialty Insurance Company. All legacy liabilities

Octave Specialty Group, Inc.	27	2025 Form 10-K

Table of Contents,
remain obligations of affiliates of the sellers through reinsurance and contractual indemnities.

2024	Gross			Net
Line	Case	IBNR	Total	Case	IBNR	Total
Commercial auto	$66,092	$92,379	$158,471	$12,532	$16,188	$28,720
Excess and general liability	7,111	78,348	85,459	1,317	13,540	14,857
Workers compensation	6,640	7,825	14,465	6,640	7,825	14,465
Non-standard personal auto	10,393	2,296	12,689	10,241	1,943	12,185
Surety	1,176	10,041	11,217	—	—	—
ULAE (1)	—	12,238	12,238	—	6,578	6,578
Other (2)	8,639	45,884	54,523	111	2,066	2,177
Loss and Loss Expense Reserves	$100,051	$249,011	$349,062	$30,831	$48,139	$78,981
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
Loss and loss adjustment expense reserves, evaluated at a program and line of business level, are estimated based upon experience and using a variety of actuarial methods and are subject to the impact of future changes in factors such as claim severity and frequency, underwriting and claims practices, changes in social and economic conditions, including the impact of inflation, legal and judicial developments, medical cost trends and upward trends in damage awards. The key assumptions used to arrive at the best estimate of loss reserves are the expected loss ratios and loss development factors representing reported and paid loss emergence patterns. Our actuarial methods may also rely on external data, such as industry loss ratios, loss development factors, or trend factors. The initial estimate for an accident year is generally based on an exposure-based method using the loss ratio projection method. The loss ratio projection method develops an initial estimate of ultimate claims and claim adjustment expenses for an accident year by multiplying earned premium for the accident year by a projected loss ratio. The projected loss ratio is determined by analyzing prior period experience, and adjusting for loss cost trends, rate level differences, a mix of business changes and industry loss ratios and other known or observed factors influencing the accident year relative to prior accident years.
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
•The case incurred development method is the same as the paid loss development method but is based on cumulative case-incurred losses rather than paid losses.
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
The actuarial results provide a range of estimated losses by program and line of business including a low, central and high estimate of losses and loss expenses. At December 31, 2025, management selected the respective midpoint loss ratio between the actuarially determined central and high estimate for active and runoff programs and lines of business for each respective accident year when recording loss and loss adjustment expense reserves. In the prior year, management selected the high end of the respective actuarial range for programs in runoff, but due to (i) increased claims and actuarial oversight, (ii) further run-off of these programs and (iii) further evaluation of Everspan's aggregate reserve position it was determined to record both active and runoff programs at the midpoint loss ratio between the actuarial central and high estimate.
Since the reserves are based on estimates, the ultimate liability may be more or less than such reserves. Octave's actuarial evaluation at December 31, 2025, provided a range of losses incurred. Losses at the low end of the range would be below our recorded gross and net loss expense reserves by approximately $49,900 and $12,500, respectively at December 31, 2025, and losses at the high end of the range would exceed our recorded gross and net loss and loss adjustment expense reserve by approximately $14,600 and $2,200, respectively, at December 31, 2025. This range reflects low and high reasonable reserve estimates determined after using judgment to adjust the methods, factors, and assumptions selected within the internal reserve review. This approach produces a range of reasonable reserve estimates but does not represent a distribution of all possible outcomes.
Additionally, changes in assumptions such as loss development patterns and expected loss ratios can result in variability in actuarial estimates.
•For the loss development pattern we considered the impact of the reported incurred losses developing faster or slower than expected in our projections. For every 1.0% slower or faster the losses develop, we would expect our net indicated reserves to increase or decrease, respectively, by a range of 0.8% to 1.2%. If our reported loss development pattern was 5% slower, the net indicated reserves would be approximately 5% higher. If our reported loss development

Octave Specialty Group, Inc.	28	2025 Form 10-K

Table of Contents,
pattern was 5% faster, the net indicated reserves would be approximately 4.3% lower.
•For the expected losses we utilize industry benchmark loss ratios and internal pricing loss ratios applied to earned premium. For every 1.0% higher or lower the expected losses are, we would expect our net indicated reserves to increase or decrease by approximately 0.6%. If our expected losses were 5% higher, the net indicated reserves would be approximately 3.2% higher. If our expected losses were 5% lower, the net indicated reserves would be approximately 3.2% lower.
Consequently, final outcomes may be greater or less than the estimates. The extent of the range and variability of loss and loss adjustment expense reserves could be further impacted by future changes in factors discussed above. See “Risk Factors” in Part I, Item 1A in this Annual Report on Form 10-K.
BUSINESS COMBINATIONS
The acquired entities comprising the ID segment primarily represent business combinations that were accounted for under the acquisition method of accounting. The acquisition method requires us to allocate the total consideration transferred for each acquisition to the assets acquired, liabilities assumed and noncontrolling interests ("NCI") based on their fair values as of the date of acquisition, including identifiable intangible assets. The allocation of the consideration utilizes significant estimates in determining the fair values of net assets acquired, which primarily consist of customer relationship intangible assets, but may include other finite-lived intangible assets including trade names or non-compete agreements. Measurement of the purchase balance sheet also requires valuation of redeemable NCI interests and nonredeemable NCI interests when applicable.
The valuation method used to determine customer relationship intangible assets was the multi-period excess earnings method "(MPEEM"), which quantifies the residual (or excess) cash flows generated by the intangible asset and discounts those cash flows to their present value. The significant assumptions used in determining the fair value of customer relationships include estimated revenue growth, customer attrition rates, operating margins, and discount rate. These estimates directly impact the amount of identified intangible assets recognized and the related amortization expense in future periods. As of December 31, 2025 and 2024, an aggregate of $463,785 and $333,562, respectively, of acquired intangible assets, net of accumulated amortization, was recorded on the Consolidated Balance Sheets, of which $446,835 and $323,720, respectively, represented customer relationships.
The valuation method used to determine the fair value of redeemable NCI interests and related put and call options was the Monte Carlo Simulation. The significant fair value assumptions used in the simulation include the exercise thresholds, EBITDA forecasts, discount rate and long-term growth rate. The valuation method to determine the fair value of nonredeemable NCI interests, which do not contain put or call options, was the discounted cash flow approach. The significant fair value assumptions used in the model include estimated long term revenue and expense forecasts and the discount rate.
The excess of purchase price over the fair value of assets acquired, liabilities assumed, and NCI interests (both redeemable and nonredeemable) is recorded as goodwill. We may refine our estimates and make adjustments to the assets acquired and liabilities assumed over a measurement period, not to exceed one year from the date of acquisition.
GOODWILL AND INTANGIBLE IMPAIRMENT ANALYSIS
Goodwill impairment evaluation
We perform the impairment assessment of goodwill at the reporting unit level within our ID segment on an annual basis or more frequently if circumstances indicate a possible impairment. We have determined that each of the entities acquired in the ID segment represent an individual reporting unit. The impairment test may first consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Examples of qualitative factors include, macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, entity-specific events, events affecting reporting units and sustained changes in our stock price. If results of the qualitative assessment indicate a more likely than not determination or if we elect not to perform a qualitative assessment, a quantitative test is performed by comparing the estimated fair value using a weighted average of an income approach and market approach for each reporting unit to its carrying value. For the 2025 annual impairment evaluation, we elected to bypass the qualitative evaluation and perform quantitative tests on four reporting units containing $432,728 or 80% of the aggregate balance of goodwill as of December 31, 2025. For the remainder of our goodwill balance, including related to ArmadaCorp at year end, we performed a qualitative assessment. There was no goodwill impairment for any of the reporting units.
Under the quantitative assessment, the determination of fair value includes assumptions, which are considered Level 3 inputs, that are subject to risk and uncertainty. We consider different valuation approaches in the quantitative assessment. The income approach uses discounted cash flows which are dependent on subjective factors including the timing of future cash flows, the underlying margin projection assumptions, future growth rates and the discount rate. The market approach uses valuation multiples and is dependent on subjective factors including the determination of industry market multiples and EBITDA forecasts. These results are weighted to arrive at management's estimate of fair value for the reporting unit. Weight applied to each approach is based on the judgments about the extent that they reasonably reflect the value of the particular reporting unit that would be considered by a market participant. Additionally, to corroborate our estimated fair value, we perform a market capitalization reconciliation to determine if the implied control premium is reasonable.
For reporting units evaluated under the quantitative assessment, estimated fair values exceeded carrying values by between 1% and 19%. Market and income approaches were weighted 50% each, except for Octave Ventures where we applied 80% weight to the income approach, considering that the selected public companies used in the market approach do not adequately represent Octave Ventures's business as an MGA incubator

Octave Specialty Group, Inc.	29	2025 Form 10-K

Table of Contents,
under a Lloyds consortium structure. Fair values are particularly sensitive to the discount rate used in the income approach and the multiple used in the market approach. With no other changes to inputs or assumptions, a 1% increase in the discount rate would have produced an aggregate 11% reduction to the fair value of the tested reporting units. With no other changes to inputs or assumptions, a 20% decrease in the market multiples used would have produced an aggregate 4% reduction to the fair value of the tested reporting units. Changes to these or other assumptions or estimates in our fair value calculations or variances to any of the above subjective factors from what was expected, could impact our impairment analysis and result in a decline in fair value that may trigger future impairment charges.
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
RESULTS OF OPERATIONS
The following is a discussion and analysis of the Company’s financial condition and results of operations for the years ended December 31, 2025 and 2024, including year-to-year comparisons between 2025 and 2024. Year-to-year comparisons between 2024 and 2023 have been omitted from this Form 10-K, but may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Net loss from continuing operations for the years ended December 31, 2025 and 2024, was $95,803 and $58,921, respectively. The net loss variance in 2025 compared to 2024 was primarily driven by: (i) higher restructuring costs of $15,524, (ii) higher intangible amortization of $20,442, (iii) higher interest expense on short-term debt of $9,261, and (iv) lower foreign exchange gains of $6,717, partially offset by lower acquisition costs of $19,213, investment impairments of $3,416, gains on sale of subsidiaries of $7,504, and higher ID revenue due to acquisitions and continuing growth of the business.
A summary of our financial results is shown below:

Year Ended December 31,	2025	2024	2023
Revenues:
Commissions	$143,381	$92,023	$51,281
Servicing and other fees	20,419	6,353	—
Net premiums earned	$67,232	$99,005	$51,911
Program fees	14,322	13,506	8,437
Investment income	10,647	14,448	13,159
Other	(4,780)	10,480	(60)
Expenses:
Commissions	37,037	40,876	29,465
Losses and loss adjustment expenses	47,193	72,626	36,712
Policy acquisition costs	15,790	23,666	10,557
General and administrative	191,624	129,166	66,985
Intangible amortization and depreciation	41,952	19,947	5,230
Interest	18,640	9,379	—
Provision (benefit) for income taxes from continuing operations	(5,211)	(924)	(989)
Net income (loss) from continuing operations	(95,803)	(58,921)	(23,232)
Net income (loss) from discontinued operations, net of income taxes	(163,288)	(497,167)	28,183
Net income (loss)	(259,091)	(556,088)	4,951
Less: net (gain) loss attributable to NCI	(2,601)	(361)	(1,319)
Net income (loss) attributable to shareholders	$(261,692)	$(556,449)	$3,632
Octave's results for the year ended December 31, 2025 compared to the year ended December 31, 2024, were impacted by the following:
•Acquisitions within the ID segment have had a significant impact on the comparability of results between 2025 and 2024.
–Effective October 31, 2025, Octave acquired 100% of ArmadaCorp.
–Effective September 1, 2025, Octave exercised its option to convert its $3,500 convertible note investment in Pivix and now owns approximately 74%.
–Effective July 31, 2024, Octave acquired 60% of Octave Ventures.
•The sale of AAC on September 29, 2025. AAC's results, including Octave's loss on the sale of AAC are reported within discontinued operations. Refer to Note 1. Background and Business Description and Note 5. Discontinued Operations of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for further details on the Sale and results for the years ended December 31, 2025 and 2024. As a result of the Sale, Octave repaid all of the outstanding debt used to acquire Octave Ventures, amounting to $150,000, and purchased AAC's co-investment in Octave Ventures of $62,000. Concurrent with the Sale, OSG entered into a number of transactions as discussed herein, including transactions intended to lower the long term run-rate of corporate operating expenses.

Octave Specialty Group, Inc.	30	2025 Form 10-K

Table of Contents,
The following describes the consolidated results of continuing operations of Octave and its subsidiaries for 2025 and 2024.
Gross Premiums Written. Gross premiums written decreased $(22,322) for the year ended December 31, 2025, and increased $109,484 for the year ended December 31, 2024, compared to the comparable prior year periods, as shown below.

Year Ended December 31,	2025	2024	2023
Gross Premiums Written	$360,449	$382,771	$273,287
Changes are primarily driven by the number and size of active programs. As of December 31, 2025 and 2024 we had 25 and 27 programs, respectively, across approximately ten lines of business, with a focus on the casualty sector and minimal property exposure. The decline in active programs from 2024 was a strategic decision to improve capital allocation and return on capital.
Net Premiums Written. Net premiums written decreased $(14,784) for the year ended December 31, 2025, and increased $8,858 for the year ended December 31, 2024, compared to the comparable prior year periods, as shown below:

Year Ended December 31,	2025	2024	2023
Net Premiums Written	$73,898	$88,682	$79,824
The decline in net premiums written will typically track gross premiums written but will also be impacted by the percentage of each program Everspan retains. Everspan typically retains up to 30% of each program. For the years ended December 31, 2025 and 2024, Everspan retained 20.5% and 23.2% of gross written premiums, respectively. The reduced retention rate in 2025 compared to 2024 was primarily driven by the managed non-renewal of certain programs.
Net Premiums Earned. Net premiums earned for the year ended December 31, 2025, decreased by $(31,773) or (32.1)% and increased by $47,094 or 90.7% for the year ended December 31, 2024, compared to the comparable prior year periods, as shown below.

Year Ended December 31,	2025	2024	2023
Net Premiums Earned	$67,232	$99,005	$51,911
The decrease in net premiums earned in 2025 compared to 2024 was driven by the changes in net premiums written and the managed non-renewal of certain programs.
Commission Income and Commission Expense. The ID business earns commission income as a percentage of the premium it places with insurance, reinsurance and other capacity providers. In some cases, the ID business will also earn profit commissions based on the underwriting performance of the business that it underwrites. Profit commissions by their nature may be volatile whereas base commissions tend to be more steady.

Year Ended December 31,	2025	2024	2023
Gross Commissions	$130,982	$82,992	$46,792
Profit commissions	12,400	9,031	4,489
Commission expense	37,037	40,876	29,465
Commission income was $130,982 and $82,992 for the years ended December 31, 2025 and 2024, respectively. The increase was driven by organic growth in premiums placed as well as the acquisition of Octave Ventures in July 2024 and ArmadaCorp in October of 2025. Commission expense will largely track changes in gross commission.
Profit commissions were $12,400 and $9,031 for the years ended December 31, 2025 and 2024, respectively. The increase in profit commissions was due to the acquisitions of Octave Ventures and ArmadaCorp, offset by contraction at Xchange.
For the December 31, 2025 and 2024 commission expense was $37,037 and $40,876, respectively, representing approximately 26% and 43% of commission income in each respective period. The decrease in commission expense compared to commission income in 2025 relative to 2024 is primarily a result of the acquisition of Octave Ventures. Because third parties are paid commissions to obtain business, the majority of Octave Ventures's commission income is reported net of any distribution and commission expenses, due to the nature of its program agreements. The majority of the ID Segment's other MGA/Us report their commission income gross of distribution and commission expenses.
Program Fees. Program fee revenues were $14,322 and $13,506 for the years ended December 31, 2025 and 2024, respectively. Program fee revenues represent the recognition of ceding commissions in excess of direct acquisition costs received from reinsurers and minimum fees received from MGA/Us until related programs reach certain levels of premium ceded. Program fees are charged as a percentage of premiums ceded to reinsurers as a component of total ceding commissions. The growth is a function of premiums ceded to reinsurers; driven by changes in direct premiums written.
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
Net investment income was $10,647 and $14,448 for the years ended December 31, 2025 and 2024, respectively. The decline is due to lower Corporate short-term yields and lower average investment balances resulting primarily from assets used for the acquisition of Octave Ventures, partially offset by the impact of higher average investment balances in the Insurance Distribution segment and at Everspan.

Octave Specialty Group, Inc.	31	2025 Form 10-K

Table of Contents,
Servicing and Other Fees. Servicing and Other Fees increased $14,066 for the year ended December 31, 2025. Servicing and Other Fees include revenues earned for providing operational and administrative services to the Lloyd's syndicates managed by Octave Ventures, and its Managing Agency (Statera Managing Agency Limited). This was previously managed by a third party managing agency and as of December 31, 2025 it is now managed by Statera Managing Agency Limited. Other policy and brokerage fees are also included relating to the MGAs within Octave Ventures. Servicing and other fees also include program administration (TPA), health connections, set-up and renewal fees related to ArmadaCorp.
Other Revenues. Other revenues include (i) net investment gains (losses) on securities sold or called, net of investment impairment charges; (ii) foreign exchange gains (losses) from the ID segment; and (iii) net gains on derivative contracts, including FX forward contracts used to manage currency risk within the ID segment. Other revenues for the years ended December 31, 2025 and 2024, was $(4,780) compared to $10,480 in the prior year. The decrease in Other revenue resulted primarily from higher foreign exchange losses from the ID segment, together with certain items impacting the 2024 results including gains on FX forward contracts used by Octave to mitigate currency risk leading up to the acquisition of Octave Ventures, a gain on Everspan's sale of one of its shell insurance companies and its licenses, and a realized gain on conversion of notes receivable to a preferred stock position at Corporate. The decrease was partially offset by reduction in Corporate investment impairment charges.
Losses and Loss Adjustment Expenses (Benefit). Losses and loss adjustment expenses decreased $25,433 for the year ended December 31, 2025, compared to December 31, 2024. The decrease was primarily due to the reduction in premium related to non-renewal of certain programs. Everspan's loss and loss adjustment expense ("LAE") ratio was 70.2% and 73.4% for the years ended December 31, 2025 and 2024, respectively, inclusive of prior years' adverse development of 7.4% and 4.7%, respectively. Excluding prior period development, Everspan's loss and LAE ratio were 62.8% and 68.6%, respectively. The shift in the overall loss and LAE and the loss and LAE ratios, excluding prior period development, was primarily due to the managed non-renewal of certain programs.
Prior year adverse development was driven primarily by higher excess liability and commercial auto loss experience in the prior accident years for year ended December 31, 2025, whereas the year ended December 31, 2024, included higher commercial auto loss experience in the prior accident years and a higher selected loss ratio for programs in runoff. Additionally, in 2024 management set loss reserves for programs that are runoff at the high end of the actuarial loss range, given these programs can experience greater loss volatility than active programs. This change to set runoff reserves at the high end of the range resulted in a 1 percentage point increase in the loss and LAE ratio for the year ended December 31, 2024.
Everspan's loss and LAE ratio will vary based on changes in the lines of business underwritten and retained, loss reserving policy, loss development trends, inflation rates and other economic and industry specific factors.
The decrease in the loss and LAE ratio for the year ended December 31, 2025, compared to December 31, 2024, additionally had further improvement driven by benefits within acquisition costs as a result of sliding scale commission arrangements with program partners. Certain Everspan programs were structured to include sliding scale commission arrangements within a loss ratio range. These sliding scale arrangements help to partially mitigate net income volatility. Such benefit reduced the Specialty Property and Casualty Insurance segments expense ratio by 2.1% and 0.8% for the years ended December 31, 2025 and 2024.
Everspan's insurance risk is primarily concentrated via casualty insurance, primarily related to commercial auto, workers compensation, excess and general liability lines of business. Everspan continuously monitors its diversification in lines of business and manages its concentration via MGA/U program oversight of policy limits and premium caps and via reinsurance to third parties. Loss and loss adjustment expenses incurred may be adversely impacted by increasing economic and social inflation, particularly within the commercial auto business. The impact of inflation on ultimate loss reserves is difficult to estimate, particularly in light of recent disruptions to the judicial system, supply chain, labor markets and the potential impact of the imposition of trade tariffs. In addition, going forward, we may not be able to offset the impact of inflation on our loss costs with sufficient price increases. The estimation of loss reserves may also be more difficult during extreme events, such as a pandemic, or during the persistence of volatile or uncertain economic conditions, due to, amongst other reasons, unexpected changes in behavior of judicial decisions, claimants and policyholders, including fraudulent reporting of exposures and/or losses. Additionally, Everspan may be subject to disputes with policyholders regarding the scope and extent of coverage offered under Everspan's policies or may be subject to disputes which may lead to liabilities beyond those which are anticipated or reserved, including liabilities in excess of policy limits. Due to the inherent uncertainty underlying loss reserve estimates, the final resolution of the estimated liability for loss and loss adjustment expenses will likely be higher or lower than the related loss reserves at the reporting date. In addition, our estimate of losses and loss expenses may change. These additional liabilities or increases in estimates, or a range of either, could vary significantly from period to period.
General and Administrative Expenses ("G&A"). The following table provides a summary of G&A expenses for the periods presented:

Year Ended December 31,	2025	2024	2023
Compensation	$109,847	$64,346	$48,468
Non-compensation	81,777	64,820	18,517
Total	$191,624	$129,166	$66,985
The increase in 2025 compared to 2024 was primarily due to the following:
•Higher compensation costs of $45,501 were primarily due to (i) the acquisition of ArmadaCare as well we the launch of new (de-novo) MGAs such as Pivix (ii) the inclusion of a full year of Octave Ventures in 2025 compared to a partial year in 2024, and (iii) severance and accelerated

Octave Specialty Group, Inc.	32	2025 Form 10-K

Table of Contents,
incentive compensation expenses incurred in relation to the sale of AAC.
•Higher non-compensation costs of $16,957, driven primarily by higher restructuring costs of $15,524 in relation to the sale of AAC, the inclusion of a full year of Octave Ventures in 2025 and the acquisition of ArmadaCorp in 2025, partially offset by decrease in Corporate costs associated with acquisitions of $17,906.
Intangible Amortization and Depreciation. Intangible amortization and depreciation for the years ended December 31, 2025 and 2024 was $41,952 compared to $19,947 in the prior year. The increases are due to intangible amortization for the year ended December 31, 2025, related to the ArmadaCorp and Octave Ventures acquisition.
Interest Expense. Interest expense for the years ended December 31, 2025 and 2024 was $18,640 and $9,379, respectively, due to higher average debt outstanding in 2025. Octave borrowed under a credit facility to partially fund the Octave Ventures acquisition in the third quarter of 2024. This debt was repaid on September 29, 2025. Octave borrowed under a new credit facility, at a lower rate, on October 31, 2025, to partially fund the ArmadaCorp acquisition.
Provision for Income Taxes. The provision for income tax (benefit) for the years ended December 31, 2025 and 2024, was $(5,211) and $(924), respectively. The tax benefit recognized in the current year includes current tax expense associated with Octave Ventures operations in the U.K. offset by deferred tax benefits related to the recognition of deferred tax assets generated by Octave Ventures operations in the U.S. and amortization of finite-lived intangible assets associated with Octave Ventures operations both in the U.K. and U.S.
At December 31, 2025, the OSG had approximately $1,690,842 of U.S. federal net ordinary operating loss carryforwards.
Results of Operations by Segment

Insurance Distribution
Year Ended December 31,	2025	2024	2023
Premiums placed	$951,781	$493,372	$230,606

Commission income	$143,381	$92,023	$51,281
Commission expense	37,037	40,876	29,465
Net commissions	106,344	51,147	21,816
Servicing and other fees	20,419	6,353	—
Net investment income	1,514	787	64
Other income (expense)	(1,588)	73	200
Expenses:
General and administrative	89,771	38,707	10,598
EBITDA	36,918	19,653	11,483
Interest Expense	18,640	9,379	—
Depreciation	690	481	42
Intangible amortization	38,044	17,602	4,152
Pretax income (loss)	$(20,456)	$(7,809)	$7,289

Octave's stockholders equity (1)	$757,850	$218,344	$102,473
(1)    Represents the share of Octave stockholders equity for each subsidiary within the ID segment, including intercompany eliminations.
Octave's ID companies are compensated for their services primarily by commissions paid by insurance carriers for underwriting, structuring and/or administering polices and, in some cases, the managing of claims under an agency agreement. Commission revenues are usually based on a percentage of the premiums placed. In addition, we are eligible to receive profit sharing contingent commissions ("Profit Commissions") based on the underwriting results of certain programs underwritten by our MGA/Us. These profit commissions may fluctuate from period to period resulting in some variability in revenue and earnings.
The ID segment placed premiums for were approximately $951,781 for the year ended December 31, 2025, up $458,409 or 93% as compared to the year ended December 31, 2024. The increase was primarily driven by the inclusion of a full year of Octave Ventures, the acquisition of ArmadaCorp and organic growth.
The ID pretax loss for the year ended December 31, 2025 and 2024, was $(20,456) and $(7,809), respectively, up $(12,647) or 162%, compared to year ended December 31, 2024. The increase was primarily driven by higher intangible amortization and interest expense related to acquisitions.
The ID EBITDA for the years ended December 31, 2025 and 2024 was $36,918 and $19,653, respectively, up $17,265 or 88%. The increase was primarily driven by increase in commission income due to acquisitions and organic growth.
ID businesses may experience seasonal impacts on their revenues and net results. For example, Employer Stop Loss business and other A&H lines produce the majority of their business in January and July, which results in revenue and earnings concentrations in the first and third quarters of each

Octave Specialty Group, Inc.	33	2025 Form 10-K

Table of Contents,
calendar year. Seasonal impacts on the ID segment, and therefore Octave's results, may increase or decrease and shift over time depending on the relative growth of certain classes of business as well as the impact of acquisitions.
G&A Expenses G&A expenses for the year ended December 31, 2025, were $89,771 compared to the year ended December 31, 2024, of $38,707 For the current year, compensation expense increased by $35,408 and non-compensation expenses increased by $15,656 primarily due to the addition of the operating expenses of ArmadaCorp and Octave Ventures, which were acquired in October 2025 and July 2024, respectively, and the consolidation of Pivix in September 2025.

Specialty Property and Casualty Insurance
Year Ended December 31,	2025	2024	2023
Gross premiums written	$360,449	$382,771	$273,287
Net premiums written	73,898	88,682	79,824
Revenues:
Net premiums earned	$67,232	$99,005	$51,911
Investment income	6,811	6,400	3,795
Program fees	14,322	13,506	8,437
Other income	38	7,409	(42)
Total	88,403	126,320	64,101
Expenses:
Losses and loss adjustment expenses	47,193	72,626	36,712
Policy acquisition costs	15,790	23,666	10,557
General and administrative	22,090	17,806	16,449
Net (gain) loss attributable to NCI interest	—	2	(1)
Pretax income (loss)	$3,330	$12,222	$383
EBITDA	3,330	$12,222	$383

Retention Ratio (1)	20.5%	23.2%	29.2%

Loss and LAE Ratio (2)	70.2%	73.4%	70.7%
Expense Ratio (3)	35.0%	28.2%	35.8%
Combined Ratio (4)	105.2%	101.6%	106.5%

Octave's stockholders equity (5)	$140,278	$133,266	$121,678
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
(5)Represents Octave stockholders equity in the Specialty Property and Casualty Insurance segment, including intercompany eliminations.
The Specialty Property and Casualty Insurance segment has grown significantly since underwriting its first program in May 2021. Twenty-five programs were authorized to issue policies as of December 31, 2025, a decrease compared to twenty-seven as of December 31, 2024. Program counts and premium production, including gross and net premiums written and net premiums earned declined in 2025 from 2024 primarily due to managed non-renewals of certain programs to improve capital allocation and return on capital. Partially offsetting this decline in premium production is lower losses and LAE and lower policy acquisition costs. Additionally, EBITDA and pre-tax income has decreased as compared to year ended December 31, 2024. This is primarily due to the gain on sale of CNIC recognized in 2024 of approximately $7,500. The combined ratio increased in 2025 versus 2024 due to higher general and administrative expenses as Everspan continues to build out its staffing and operations combined with the impact of the lower net premiums earned base. Lower premiums earned results in greater sensitivity to changes in losses and expenses.
G&A Expenses G&A costs increased for the year ended December 31, 2025, relative to the year ended December 31, 2024, primarily due to net growth in Everspan's staffing, outside services and expanded business operations.
Corporate
Corporate consists of our holding company and shared services operations ("Corporate"). Corporate provides financial, technological and human resources to Octave's two segments and is responsible for the function of OSG as a publicly-traded company.
Corporate revenues totaled $(907) and $10,259 for the years ended December 31, 2025 and 2024, respectively.

Year Ended December 31,	2025	2024	2023
Investment income	2,323	7,261	9,298
Net derivative gains (losses)	—	3,910	(279)
Other	(3,230)	(912)	61
Total revenue	(907)	10,259	9,080
Investment income decreased for the year ended December 31, 2025, relative to year ended December 31, 2024, primarily due to lower average invested assets due to the use of funds for the (i) acquisition of Octave Ventures in the third quarter 2024, (ii) the acquisition of ArmadaCorp in the fourth quarter of 2025, and (iii) the repurchase of our stock in October 2025, as well as lower yields on short-term invested assets in 2025.
Both years included write-downs in the carrying value on investments in preferred securities that are carried at cost less impairment.
Corporate revenues in 2024 included net derivative gains related to FX hedging of the purchase price of Octave Ventures, together with realized gains from the conversion and early settlement of certain convertible notes, including make-whole payments, which are included in Other revenue.
Corporate expenses were $82,981 for the year ended December 31, 2025, up $8,465 from the year ended December 31, 2024. Corporate expenses for the years ended December 31, 2025 and 2024 included compensation expenses of $33,841 and $25,791, respectively, and non-compensation expense of $49,140 and $48,725, respectively. Compensation expense is higher mostly due to (i) impact of incentive costs for $5,079 related to compensation restructuring and (ii) severance costs of $4,878. Non-compensation expenses were relatively flat but included increases of $6,481 from an early lease termination payment,

Octave Specialty Group, Inc.	34	2025 Form 10-K

Table of Contents,
restructuring fees of $15,712 from the sale of AAC and disposal of software of $1,017, offset by decreases in acquisition costs of $18,282 and franchise tax expense of $1,323.
LIQUIDITY AND CAPITAL RESOURCES
Holding Company Liquidity
OSG is a holding company organized as a legal entity separate and distinct from its operating subsidiaries. OSG’s liquidity is primarily dependent on its net assets, excluding the operating subsidiaries that it owns, totaling $76,484 and $119,214 as of December 31, 2025 and December 31, 2024, respectively, and secondarily on investment income, distributions, tax and expense-sharing payments and third-party capital (e.g. from credit facilities and equity issuance).

December 31,	2025	2024
Cash and short-term investments	$49,471	$74,423
Other investments (1)	25,124	28,117
Other net assets	1,889	16,674
Total	$76,484	$119,214
(1)Includes minority equity investments in insurance services businesses of $17,517 and $20,618 at December 31, 2025 and December 31, 2024, respectively.
The decrease in OSG net assets, excluding its equity investments in subsidiaries, during the 2025 was driven primarily by net cash outflows from operating expenses, contributions to subsidiaries, open market stock repurchases, and the purchase of ArmadaCorp, partially offset by net proceeds from the sale of AAC, interest income, and distributions received from subsidiaries.
•OSG acquired ArmadaCorp for $250,000 which was funded by cash and $120,000 of loans from a global bank.
•OSG received $420,000 of proceeds from the sale of AAC, plus an additional $4,300, less applicable legal, advisory and other expenses incurred in connection with the Sale.
•In connection with the 2024 Octave Ventures acquisition, Octave Partners incurred $150,000 of debt funded by a global bank. Upon the closing of the sale of AAC in 2025, OSG repaid the $150,000 loan.
•OSG's acquisition of Octave Ventures was partially funded by AAC's co-investment in the amount of $62,000. Upon the close of the AAC sale in 2025, OSG purchased AAC's co-investment at a price resulting in a 7.5% rate of return per annum to AAC.
•OSG repurchased 3.4 million of its common shares for $29,942 under a share repurchase program.
Everspan's ability to make future dividend payments will mostly depend on its future profitability relative to its capital needs to support growth. Everspan did not pay dividends to OSG in 2025 and is not expected to pay dividends in 2026; however, it does make tax payments to OSG in accordance with a Tax Sharing Agreement. For the year ended December 31, 2025, Everspan paid $2,014 in tax payments to OSG.
Octave Partners does not have any regulatory restrictions on its ability to make distributions. OSG received distributions from
Octave Partners of $15,363 and $10,739 during the years ended December 31, 2025 and 2024, respectively.
OSG's principal uses of liquidity are: (i) the payment of G&A expenses, including costs to explore opportunities to grow and diversify Octave, (ii) making capital investments to acquire, grow and/or capitalize new and/or existing businesses, including through the acquisition of noncontrolling interests ("NCI") as a result of the exercise of outstanding puts and/or calls, and (iii) making investments in technology and other operational infrastructure to improve the operational effectiveness and efficiency of our business and to support its growth. Funding puts, calls and other capital commitments would require payments from OSG, the magnitude of which will ultimately depend on the performance of the underlying businesses, whether or not the puts or calls are exercised, FX rates and other considerations. OSG would expect the funding requirements for such obligations not to exceed approximately $50,000 in 2026, but such amount could be higher based on those considerations outlined above. In 2026 OSG intends to fund potential NCI puts using additional debt. OSG is seeking to fund future NCI puts and calls using internal funding, but may also seek additional debt or other funding sources. OSG may satisfy certain put/call obligation using common equity for up to 35% of the amount of the exercise value. The need for additional capital to fund future NCI puts and calls will depend on a number of considerations, including distribution levels from subsidiaries, the potential for additional acquisitions, other capital investment demands, and stock repurchases. In addition, the value of the NCI puts and calls at the time of exercise will also have an impact on our need for additional funding. OSG may also provide short-term financial support, primarily in the form of loans, to its operating subsidiaries to support their operating requirements.
In the opinion of the Company’s management the net assets and expected funding sources of OSG are currently sufficient to meet OSG’s current liquidity requirements. However, events, opportunities, acquisitions, the exercise of puts and calls, the need to refinance outstanding debt, share repurchases or other circumstances could require OSG to seek additional capital (e.g. through loans or the issuance of debt, equity, convertible or hybrid securities).
In connection with the ArmadaCorp acquisition on October 31, 2025, the Company borrowed $120,000 in the form of a five-year $100,000 term loan and a five-year $20,000 revolving credit facility (together, the "Credit Facilities"). The Credit Facilities include covenants that restrict our ability to manage capital resources by requiring maintenance of certain financial ratios and restricting indebtedness, liens, mergers, sales of assets, investments, restricted payments (such as dividends), and affiliate transactions, among other restrictions. The Credit Facility also requires the prepayment of the borrowings thereunder with proceeds of certain asset sales, recovery events, issuances of indebtedness and indemnity payments. These requirements will impact our financial and operational flexibility while the Credit Facility remains in place. See Note 12. Debt to the Consolidated Financial Statements included in this Annual Report for further detail about the Credit Facilities.

Octave Specialty Group, Inc.	35	2025 Form 10-K

Table of Contents,
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
Insurance Distribution:
The liquidity requirements of our ID subsidiaries are met primarily by funds generated from commission (both base and profit commissions) and fees. Base commissions and fees are generally received monthly, whereas profit commissions are received only if the business underwritten is profitable. Cash provided from these sources is used primarily for commissions paid to sub-producers, operating expenses and distributions to OSG and other members.
Cash Held at Banks
Octave maintains cash and investment accounts, including premium trust accounts, at depository institutions in amounts in excess of the limits insured by the FDIC and in countries other than the U.S. Octave's cash balances held at banks were $68,440 as of December 31, 2025, including cash of Octave's insurance distribution subsidiaries held in regional banks of $33,263 as of December 31, 2025.
Consolidated Cash Flow Statement Discussion
The following table summarizes the net cash flows for continuing operations for the periods presented.

Year Ended December 31,	2025	2024	2023
Cash provided by (used in):
Operating activities	$(52,283)	$762	$36,948
Investing activities	199,936	(166,371)	(26,679)
Financing activities	(126,298)	194,219	(10,986)
Net cash flow	$21,355	$28,610	$(717)
Operating Activities for Continuing Operations
Operating cash flows during the year ended December 31, 2025 were adversely impacted by transaction-related costs for the acquisition of Octave Ventures and the sale of AAC, together with interest payments on Octave Partners's short-term borrowing.
Future operating cash flows will primarily be impacted by net premium collections, investment coupon receipts, fee and net commission revenues, operating expenses, net claim and loss expense payments and debt interest payments.
Investing Activities for Continuing Operations
Investing activities for the year ended December 31, 2025 included net cash used in the ArmadaCorp acquisition of $217,940 and net cash proceeds from the sale of AAC of $407,300.
Financing Activities for Continuing Operations
Financing activities for the year ended December 31, 2025 included net borrowings of $117,470 under five year credit facilities for the ArmadaCorp acquisition and concurrent with the AAC Sale, repayment $150,000 of short term borrowing, the repurchase of AAC's co-investment used to partially fund the purchase of Octave Ventures for $67,309 and share repurchases of $29,942.
Financing activities for the year ended December 31, 2024 included borrowing of $147,000 under a short-term credit facility, receipt of a $62,000 co-investment from AAC to fund the acquisition of Octave Ventures and share repurchases of $11,698.
Future financing cash flows will be primarily impacted by paydowns and maturities of debt; share repurchases; acquisitions of noncontrolling interest shares; other capital management activity and distributions to noncontrolling interests.
Cash Flows from Discontinued Operations
Cash flows pertaining to discontinued operations are reported separately on the Consolidated Statements of Cash Flows. The primary driver of the cash flows from discontinued operations was the continued runoff of the financial guarantee business, including the collection of premiums, interest income and subrogation, and the payment of claims, expenses and foreign taxes. Since the agreement to sell AAC, the operations were substantially separated and with the Sale having been completed in September 2025, reporting periods after September 30, 2025 will exclude any discontinued operations activity.
BALANCE SHEET
Total assets decreased by approximately $5,835,061 from December 31, 2024 to $2,223,317 at December 31, 2025 (decrease of $6,267,200 related to discontinued operations, partially offset by an increase of $432,139 from continuing operations).
Total liabilities decreased by approximately $5,725,706 from December 31, 2024 to $1,137,151 as of December 31, 2025 (decrease of $5,887,685 relating to discontinued operations, partially offset by an increase of $161,979 from continuing operations).
As of December 31, 2025, total stockholders’ equity was $833,185, compared with total stockholders’ equity of $996,119 at December 31, 2024. This decrease was primarily the result of the net loss attributable to common stockholders for the year ended December 31, 2025, of $261,692, decreases to Octave Ventures nonredeemable NCI of $44,023 , adjustments to the redemption value of redeemable NCI of $7,899, and cost of shares repurchased of $29,942. The decrease was partially offset by translation gains of $176,166, including changes associated with Discontinued Operations of $158,505.

Octave Specialty Group, Inc.	36	2025 Form 10-K

Table of Contents,
Discontinued Operations:
Assets and Liabilities Held-for-Sale. Assets held-for-sale decreased to $0 at December 31, 2025, from $6,267,200 at December 31, 2024. The decrease results from the completion of the sale of AAC. Liabilities held-for-sale decreased to $— at December 31, 2025 from $5,887,685 at December 31, 2024 due to the completion of the sale of AAC. Refer to Note 5. Discontinued Operations in this Annual Report on Form 10-K.
Continuing Operations:
The following discusses changes in assets, liabilities and stockholders' equity as of December 31, 2025 compared to December 31, 2024.
Octave's acquisition of ArmadaCorp impacted the comparability of the balance sheet between December 31, 2025 and December 31, 2024. Refer to Note 4. Business Combination to the Consolidated Financial Statements included in this Annual Report on Form 10-K for details of the assets and liabilities acquired at the acquisition date.

Assets:
Investment Portfolio
Octave's investment portfolio is managed under established guidelines designed to meet the investment objectives of the Everspan Group and OSG. Everspan's fixed maturity and short-term investment portfolio had a weighted average credit rating of AA and AA- at December 31, 2025 and 2024, respectively. The ID businesses investments are limited to cash sweep products, treasuries, certificates of deposit and money market funds. Refer to "Description of the Business — Investments and Investment Policy" in this Annual Report on Form 10-K located in Part I. Item 1, for further description of Octave's investment policies and applicable regulations.
The following table summarizes the composition of Octave’s investment portfolio, at carrying value at December 31, 2025 and 2024:

	December 31, 2025				December 31, 2024
	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consolidated	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consolidated
Fixed maturity securities	$122,141	$—	$153	$122,294	$157,020	$—	$—	$157,020
Short-term	71,287	35,812	39,344	146,443	35,727	27,435	64,439	127,601
Other investments	—	—	24,971	24,971	—	177	28,117	28,294
Total investments	$193,428	$35,812	$64,468	$293,708	$192,247	$27,612	$92,556	$312,915
Octave invests in various asset classes in its fixed maturity securities portfolio. Refer to Note 6. Investments to the Consolidated Financial Statements in this Annual Report on Form 10-K located in Part II. Item 8 for information about the composition of fixed maturity securities and other investments by asset class.
Premium Receivables. Octave's premium receivables increased to $75,085 at December 31, 2025, from $57,222 at December 31, 2024. As further discussed in Note 8. Insurance Contracts to the Consolidated Financial Statements, in this Annual Report on Form 10-K located in Part II. Item 8, the increase is primarily due to growth in certain programs within the Specialty Property and Casualty Insurance Segment. All premium receivables are in a payment currency of U.S. Dollars.
Commission and Fees Receivable Octave's commission and fee receivables increased to $86,549 at December 31, 2025, from $55,377 at December 31, 2024. The increase is primarily due to growth in the ID Segment, specifically at Octave Ventures as well as the inclusions of ArmadaCorp and Pivix.
Reinsurance Recoverable on Paid and Unpaid Losses. Octave has reinsurance in place pursuant to surplus share treaties and facultative agreements. As of December 31, 2025 and December 31, 2024, reinsurance recoverable on paid and unpaid losses were $436,092 and $306,191, respectively, increasing due to continued production in the Specialty P&C Insurance Segment. To minimize its exposure to losses from reinsurers, Octave (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties under certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised in the event of rating agency downgrades of a reinsurer (among other events and circumstances). Those reinsurance counterparties that do not currently post collateral are well-capitalized, highly rated, authorized capacity providers. Octave benefited from letters of credit and collateral amounting to approximately $88,732 from its reinsurers at December 31, 2025.  Additionally, while legacy liabilities from Specialty P&C acquisitions were fully ceded to certain reinsurers, Everspan also benefits from an unlimited, uncapped indemnity from the respective sellers to mitigate any residual risk to these reinsurers.
Intangible Assets, net of Accumulated Depreciation. Intangible assets primarily include (i) intangible assets established as part of acquisitions in the ID business of $463,790 at December 31, 2025 and (ii) indefinite-lived intangible assets in the Specialty P&C business as part of its acquisition of admitted shell carriers of $11,213 at December 31, 2025.
As of December 31, 2025 and December 31, 2024, intangible assets were $474,998 and $344,775, respectively. The increase is driven by the ArmadaCorp acquisition of $146,000, Pivix consolidation of $667, and foreign exchange rates of $21,591 (appreciation of the British pound), partially offset by amortization of $38,044.
Goodwill. As of December 31, 2025 and December 31, 2024, goodwill totaled $540,345 and $418,234 respectively. The

Octave Specialty Group, Inc.	37	2025 Form 10-K

Table of Contents,
increase is primarily driven by the acquisition of ArmadaCorp and foreign exchange rates (appreciation of the British pound). All of the goodwill was assigned to the ID segment.
Liabilities:
Loss and Loss Adjustment Expense Reserves. Loss and LAE reserves are estimates of the ultimate liability for unpaid losses and loss expenses for claims that have been reported and incurred but not yet reported as of the balance sheet date.
Loss and LAE reserves by line of business were as follows as of December 31, 2025 and 2024

	December 31, 2025		December 31, 2024
Line	Gross	Net	Gross	Net
Commercial auto	$159,194	$23,062	$158,472	$28,720
Excess liability	116,610	16,897	50,248	6,571
General liability	63,596	12,572	35,211	8,286
Workers compensation	17,798	17,798	14,465	14,465
Non-standard personal auto	3,826	3,635	12,689	12,185
Professional liability	40,846	2,851	17,698	1,807
Surety	12,233	94	11,217	6
Unallocated loss adjustment expense reserves	14,869	5,552	12,238	6,578
Other (1)	24,834	289	36,551	320
Loss and Loss Expense Reserves	$453,806	$82,750	$348,789	$78,937
(1)    Includes $23,530 and $0 loss and loss expense reserves on a gross and net of reinsurance basis at December 31, 2025, and $35,146 and $0 loss and loss expense reserves on a gross and net of reinsurance basis at December 31, 2024, related to legacy liabilities obtained from the acquisitions of Providence Washington Insurance Company, Greenwood Insurance Company and Consolidated Specialty Insurance Company. All legacy liabilities remain obligations of affiliates of the sellers through reinsurance.
The process for determining the level of loss and LAE reserves is subject to certain estimates and judgments. Refer to the "Critical Accounting Policies and Estimates" and “Results of Operations” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations, in addition to Basis of Presentation and Significant Accounting Policies and Loss Reserves sections included in Note 2. Basis of Presentation and Significant Accounting Policies and Note 8. Insurance Contracts, respectively, to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K, for further information on loss and loss adjustment expenses.
Short and Long-term Debt. Octave borrowed under a short-term credit facility to provide partial funding of the acquisition of Octave Ventures in 2024. This $150,000 short-term debt facility was repaid from the proceeds of the sale of AAC.
In connection with the acquisition of ArmadaCorp on October 31, 2025, Octave Partners LLC and certain of its subsidiaries (including ArmadaCorp) entered into $120,000 of the Credit Facilities, which were fully drawn to pay part of the purchase price for ArmadaCorp.
Commission Payable. Commission payables are commissions due to sub producers for placing insurance contracts on behalf of the MGAs and amounts due to UK Syndicates that provide advanced commissions to fund short-term liquidity needs for MGAs. Commission payable at December 31, 2025 and
December 31, 2024 was $115,555 and $71,431, respectively. The increase is primarily due to higher advance commissions due to Syndicates.
Redeemable Noncontrolling Interest (NCI):
The minority equity interests of Octave Ventures's majority-owned MGA/Us were classified within nonredeemable NCI at December 31, 2024. During the three months ended March 31, 2025, Octave entered into put options on certain of these minority interests that are embedded in the underlying equity instruments. As a result, the minority interests were reclassified from nonredeemable to redeemable and remeasured at fair value including the put options, increasing redeemable NCI by $42,180. Other changes to redeemable NCI during the year ended December 31, 2025, relate primarily to the allocation of financial results to the minority interests, revaluation to redemption value where applicable, reclassification of certain interests to nonredeemable due to the expiration of related put options, the exercise of certain put options and the impact of foreign currency translation.
ACCOUNTING STANDARDS
Please refer to Note 2. Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements, included in Part II, Item 8 in this Annual Report Form 10-K for a discussion of the impact of recent accounting pronouncements on Octave’s financial condition and results of operations.
U.S. INSURANCE BASIS FINANCIAL RESULTS
OSG's U.S. insurance subsidiaries prepare financial statements under accounting practices prescribed or permitted by its domiciliary state regulator (“SAP”) for determining and reporting the financial condition and results of operations of an insurance company. The NAIC Accounting Practices and Procedures manual (“NAIC SAP”) is adopted as a component of prescribed practices by each domiciliary state. For further information, see Note 9. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report Form 10-K.
Everspan Indemnity Insurance Company
Everspan Indemnity Insurance Company’s (EIIC) statutory policyholder surplus was $128,031 at December 31, 2025, as compared to $125,202 at December 31, 2024. The increase in surplus was driven by net income at EIIC, including its subsidiaries, of $2,285 during the year ended December 31, 2025. Each of Everspan's insurance carriers are a direct or indirect wholly-owned subsidiary of EIIC and therefore are included in EIIC's statutory policyholder surplus.
The significant differences between GAAP and SAP are that under SAP:
•Investment grade fixed maturity investments are stated at amortized cost and certain below-investment-grade fixed maturity investments are reported at the lower of amortized cost or fair value. Under GAAP, all fixed maturity investments are reported at fair value.
•Majority-owned subsidiaries are not consolidated; rather, the equity basis of accounting is utilized and the carrying

Octave Specialty Group, Inc.	38	2025 Form 10-K

Table of Contents,
values of these investments are subject to admissibility tests. The carrying values of Providence Washington Insurance Company, Greenwood Insurance Company, and Consolidated Specialty Insurance Company include a goodwill component representing the acquisition cost in excess of the related entity's statutory surplus. Goodwill is amortized over ten years under SAP. Under GAAP, the initial acquisitions of the companies were recorded as asset acquisitions, which required i) all net assets to initially be recorded at fair value and ii) the acquisition costs in excess of the fair value of net assets to be allocated to the bases of certain types of assets based on their relative fair values, if applicable. Acquired assets include intangible assets with indefinite lives. Such assets are not amortized, but their estimated useful lives are reevaluated each reporting period. No goodwill is recorded for asset acquisitions.
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
Beginning December 31, 2024, Octave replaced the non-GAAP measure Adjusted Net Income with new non-GAAP measures Adjusted Net Income and Adjusted Net Income Margin and added Adjusted EBITDA and Adjusted EBITDA Margin to better align with other participants in the Property & Casualty insurance industry, including insurance carriers and other peers in the insurance distribution business.
The following paragraphs define each non-GAAP financial measure. A tabular reconciliation of the non-GAAP financial measure and the most comparable GAAP financial measure is also presented below.
EBITDA — EBITDA is net income (loss) from continuing operations before interest expense, income taxes, depreciation and amortization of intangible assets.

Adjusted EBITDA and Adjusted EBITDA Margin — We define Adjusted EBITDA as net income (loss) from continuing operations before interest expense, income taxes, depreciation, amortization of intangible assets, change in fair value of contingent consideration and certain items of income and expense, including share-based compensation expense, acquisition and integration-related expenses, severance, and other exceptional or non-recurring items, including those related to raising capital. We believe that Adjusted EBITDA is an appropriate measure of operating performance because it eliminates the impact of income and expenses that may obfuscate business performance, and that the presentation of this measure enhances an investor's understanding of our financial performance.

Octave Specialty Group, Inc.	39	2025 Form 10-K

Table of Contents,

	Year Ended December 31,
	2025				2024				2023
	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Total	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Total	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Total
Net income (loss) from continuing operations	$2,956	$(15,353)	$(83,406)	$(95,803)	$10,469	$(6,881)	$(62,509)	$(58,921)	$335	$7,133	$(30,701)	$(23,232)
Adjustments:
Interest expense	—	18,640	—	18,640	—	9,379	—	9,379	—	—	—	—
Income taxes	374	(5,103)	(482)	(5,211)	1,753	(928)	(1,748)	(924)	48	156	(1,193)	(989)
Depreciation	—	690	3,218	3,908	—	481	1,864	2,345	—	42	1,036	1,078
Intangible amortization	—	38,044	—	38,044	—	17,602	—	17,602	—	4,152	—	4,152
EBITDA	3,330	36,918	(80,670)	(40,422)	12,222	19,653	(62,393)	(30,518)	383	11,483	(30,858)	(18,991)
Add: Impact of noncontrolling interests	—	(14,507)	—	(14,507)	—	(6,448)	—	(6,448)	—	(2,102)	—	(2,102)
EBITDA attributable to shareholders	3,330	22,411	(80,670)	(54,929)	12,222	13,205	(62,393)	(36,966)	383	9,381	(30,858)	(21,094)
Net income margin	—	—	NM	—	—	—	NM	—	—	—	NM	—
Net income margin attributable to shareholders	—	—	NM	—	—	—	NM	—	—	—	NM	—
EBITDA margin	—	—	NM	—	—	—	NM	—	—	—	NM	—
EBITDA margin attributable to shareholders	—	—	NM	—	—	—	NM	—	—	—	NM	—
Add: Acquisition and integration related expenses	—	375	9,106	9,481	—	—	27,388	27,388	—	—	567	567
Add: Equity-based compensation expense	447	368	11,494	12,309	414	—	8,941	9,355	634	—	11,632	12,266
Add: Severance and restructuring expense	—	60	21,173	21,233	—	248	7,352	7,600	—	—	—	—
Add: Other non-operating (income) losses	—	(591)	5,108	4,517	(7,500)	—	2,318	(5,182)	—	—	279	279
Adjusted EBITDA	3,777	37,041	(33,789)	7,028	5,136	19,901	(16,394)	8,643	1,017	11,483	(18,380)	(5,879)
Adjusted EBITDA attributable to shareholders	$3,777	$22,542	$(33,789)	$(7,471)	$5,136	$13,453	$(16,394)	$2,195	$1,017	$9,381	$(18,380)	$(7,981)
Adjusted EBITDA Margin	4.3%	22.6%	NM	2.8%	4.1%	20.1%	NM	3.7%	1.6%	22.3%	NM	(4.7)%
Adjusted EBITDA Margin attributable to shareholders	4.3%	13.8%	NM	(3.0)%	4.1%	13.6%	NM	0.9%	1.6%	18.2%	NM	(6.2)%

Organic Revenue Growth
(Insurance Distribution only)
Organic revenue is based on commissions and fees for the relevant period by excluding (i) the first twelve months of commissions and fees generated from acquisitions, (ii) commissions and fees from divestitures and (iii) other items such as contingent commissions, profit commissions and the impact of changes in foreign exchange rates.
Organic revenue growth is the change in organic revenue period-to-period, with prior period results adjusted to (i) include commissions and fees that were excluded from organic revenue in the prior period and reached the twelve-month owned mark in the current period and (ii) exclude commissions and fees related to divestitures from organic revenue.
Organic revenue growth rate to Total revenue growth rate, the most directly comparable GAAP measure, for each of the periods indicated is as follows (in percentages):

	Year Ended December 31,			Year Ended December 31,
	2025	2024	% Growth	2024	2023	% Growth
Total Insurance Distribution revenue (1)	$163,855	$99,236	65.1%	$99,236	$51,546	92.5%
Less: Acquired revenues (2)	(50,102)	(1,200)		(45,202)	—
Less: Profit commission and contingent commission income	(11,898)	(9,031)		(4,273)	(4,489)
Less: Impact of F.X. rates	2,572	(183)		—	—
Total Organic Revenue & Growth Percentage	$104,427	$88,822	17.6%	$49,761	$47,057	5.7%

(1)Total ID revenue includes investment income.
(2)Organic revenue growth includes a $1.2m reduction to 4Q24 revenue to adjust for a revenue recognition accounting policy adjustment made in 4Q24 in connection with the acquisition of Octave Ventures to recognize revenues that otherwise should have been recorded in 3Q24.

Octave Specialty Group, Inc.	40	2025 Form 10-K

Table of Contents,
Adjusted Net Income and Adjusted Net Income Margin — We define Adjusted Net Income as net income (loss) from continuing operations attributable to Octave adjusted for amortization of intangible assets, change in fair value of contingent consideration and certain items of income and expense, including share-based compensation expense, acquisition and integration -related expenses, severance and non-recurring income and loss items that, in the opinion of management, significantly affect the period-over-period assessment of operating results, and the related tax effect of those adjustments. Per share amounts exclude any impact of revaluing non-controlling interests as otherwise reported under GAAP earnings per share. We believe that Adjusted Net Income is an appropriate measure of operating performance because it eliminates the impact of income and expenses that may obfuscate business performance.

	Year Ended December 31,
	2025				2024				2023
	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated
Net income (loss) (Continuing Operations)	$2,956	$(15,353)	$(83,406)	$(95,802)	$10,469	$(6,881)	$(62,509)	$(58,921)	$335	$7,133	$(30,701)	$(23,232)
Adjustments:
Add: Acquisition and integration related expenses	—	375	9,106	9,481	—	—	27,388	27,388	—	—	567	567
Add: Intangible amortization	—	38,044	—	38,044	—	17,602	—	17,602	—	4,152	—	4,152
Add: Equity-based compensation expense	447	368	11,494	12,309	414	—	8,941	9,355	634	—	11,632	12,266
Add: Severance and restructuring expense	—	60	23,065	23,125	—	248	7,352	7,600	—	—	—	—
Add: Other non-operating (income) losses (1)	—	(591)	5,108	4,517	(7,500)	—	2,318	(5,182)	—	—	279	279
Adjusted net income (loss) before tax and NCI	3,403	22,903	(34,633)	(8,328)	3,383	10,969	(16,510)	(2,158)	969	11,285	(18,223)	(5,968)
Income tax effects	(58)	(6,009)	58	(6,009)	—	—	—	—	—	—	—	—
Adjusted net income (loss) before NCI	3,345	16,894	(34,575)	(14,337)	3,383	10,969	(16,510)	(2,158)	969	11,285	(18,223)	(5,968)
Net (income) loss attributable to NCI	—	(13,394)	—	(13,394)	—	(6,448)	—	(6,448)	—	(2,102)	—	(2,102)
Adjusted net income (loss) attributable to shareholders	$3,345	$3,500	$(34,575)	$(27,731)	$3,383	$4,521	$(16,510)	$(8,606)	$969	$9,183	$(18,223)	$(8,070)

(1)    Other non-operating expense includes one-time add-backs related to gain on sale of CNIC, partially offset by losses related to minority interest strategy and write-down of certain capitalized software. costs.

	Year Ended December 31,
	2025				2024				2023
	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated
Net income (loss) margin	3.3%	(9.4)%	NM	(38.1)%	8.3%	(6.9)%	NM	(25.0)%	0.5%	13.8%	NM	(18.6)%
Adjusted net income (loss) margin	3.8%	14.0%	NM	(3.3)%	2.7%	11.1%	NM	(0.9)%	1.5%	21.9%	NM	(4.8)%

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk ($ in thousands)
Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments, as a result of changes in market rates and prices, such as interest rates (inclusive of credit spreads), foreign currency exchange rates and other relevant market rate or price changes. Market risk is, in part, a function of the markets in which the underlying assets are traded. The Company’s market-risk-sensitive financial instruments are primarily entered into for purposes other than trading. As discussed further below, the Company’s primary market risk exposures include those from changes in interest rates, foreign currency exchange rates and equity market values.
•The primary market risks for fixed maturity and short-term investment securities are interest rate risk and foreign exchange rate risk. Octave’s investment portfolio includes securities denominated both in U.S. dollars and foreign currencies, which are sensitive to changes in interest rates and foreign currency exchange rates. Our fixed maturity investments are generally classified as available-for-sale, with the effect of market movements recognized immediately through Other comprehensive income, or through Net income when securities are sold or when an impairment charge is recorded.
•Octave invests in a limited partnership reported within Other investments. This fund is subject to equity value changes driven primarily by changes to their respective net

Octave Specialty Group, Inc.	41	2025 Form 10-K

Table of Contents,
asset value (“NAV”). Octave’s share of the changes of the equity value of the fund is reported through Net income.
Octave utilizes various systems, models and sensitivity scenarios to monitor and manage market risk. These models include estimates, made by management, which utilize current and historical market information. This market information is considered in management’s judgments about adverse sensitivity scenarios that are reasonably possible to occur in the near-term. The impact of these scenarios does not consider the possibility of simultaneous movement in other market rates or prices, actions of management or other factors that could lessen or worsen actual results. For these reasons, the valuation results from these models could differ materially from amounts actually realized in the market.
Market Risk Sensitivities
Interest Rate Risk. Financial instruments within Octave's continuing operations for which fair value may be affected by changes in interest rates consist primarily of fixed maturity investment securities. Increases to interest rates would result in declines in the fair value of our fixed maturity investment portfolio. Octave performs scenario testing to measure the potential for losses in volatile markets. These scenario tests include parallel and non-parallel shifts in the benchmark interest rate curve.
The following table summarizes the estimated change in fair value of our fixed maturity investment portfolio from a hypothetical immediate increase in interest rates of 100 basis points across the yield curve as of December 31, 2025 and 2024:

December 31,	2025	2024
Fair value of fixed maturity and short-term investments	$268,737	$284,621
Pre-tax impact of 100 basis point increase in interest rates
Decrease in dollars	$(4,143)	$(4,952)
As a percent of fair value	2%	2%

Foreign Currency Risk. Octave's ID subsidiary, Octave Ventures, has short-term investments denominated in British pounds sterling and is a party to foreign exchange forward contracts at December 31, 2025. These financial instruments would experience fair value losses if the U.S. dollar strengthened relative to the British pounds sterling. The following table summarizes the estimated decrease in fair value of these financial instruments assuming immediate 20% strengthening of the U.S. dollar relative to the British pounds sterling as of December 31, 2025 and 2024:

December 31,	2025	2024
Fair value of investments denominated in currencies other than the U.S. dollar	$18,750	$16,604
Pre-tax loss from 20% strengthening of the U.S. dollar	$(3,750)	$(3,321)
Fair value of FX forward contracts	$(8)	$(317)
Pre-tax loss from 20% strengthening of the U.S. dollar	$(4,800)	$(3,936)
Equity Sensitivity. Octave’s investment portfolio includes a partnership interest in a private equity fund. The table below summarizes the decrease in fair value of Octave’s pooled fund investment that would occur assuming an immediate and uniform 10% decline in NAV of the fund. The selection of a 10% fair value stress is made only as an illustration of the hypothetical impact of adverse market movements on Octave’s investments with equity value sensitivity. Actual market shocks could have materially different results.

December 31,	2025	2024
Fair value of investments in pooled funds	$7,454	$7,499
Pre-tax impact of 10% decline in NAV of the funds	$(745)	$(750)

Octave Specialty Group, Inc.	42	2025 Form 10-K

Table of Contents,
Item 8.     Financial Statements and Supplementary Data
OCTAVE SPECIALTY GROUP, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm KPMG LLP, New York, NY, PCAOB ID 185    44

Consolidated Financial Statements
Consolidated Balance Sheets	47	Consolidated Statements of Stockholders’ Equity	49
Consolidated Statements of Total Comprehensive Income (Loss)	48	Consolidated Statements of Cash Flows	50

Notes to Consolidated Financial Statements
Note 1. Background and Business Description	51	Note 11. Goodwill and Intangible Assets	82
Note 2. Basis of Presentation and Significant Accounting Policies	51	Note 12. Debt	82
Note 3. Segment Information	61	Note 13. Revenues From Contracts with Customers	83
Note 4. Business Combination	64	Note 14. Comprehensive Income (Loss)	84
Note 5. Discontinued Operations	65	Note 15. Net Income Per Share	84
Note 6. Investments	69	Note 16. Income Taxes	85
Note 7. Fair Value Measurements	71	Note 17. Employment Benefit Plans	87
Note 8. Insurance Contracts	74	Note 18. Leases	90
Note 9. Insurance Regulatory Restrictions	79	Note 19. Commitments and Contingencies	91
Note 10. Derivative Instruments	81

Octave Specialty Group, Inc.	43	2025 Form 10-K

Table of Contents,
Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Octave Specialty Group, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Octave Specialty Group, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of total comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedules I, II and III (collectively, the consolidated financial statements), and our report dated March 4, 2026 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired ArmadaCorp Capital, LLC during 2025, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, ArmadaCorp Capital, LLC's internal control over financial reporting associated with total assets of 2% and total revenues of 2% included in the consolidated financial statements of the Company as of and for the year ended December 31, 2025. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of ArmadaCorp Capital, LLC.
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
/s/ KPMG LLP
New York, New York
March 4, 2026

Octave Specialty Group, Inc.	44	2025 Form 10-K

Table of Contents,
Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Octave Specialty Group, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Octave Specialty Group, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of total comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedules I, II and III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 4, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Estimate of loss and loss adjustment expense reserves
As discussed in Notes 2 and 8 to the consolidated financial statements, the loss and loss adjustment expense reserves (reserves) for Specialty Property and Casualty policies represent the Company’s estimate of the ultimate liability for unpaid losses and loss expenses for claims that have been reported and claims that have been incurred but not yet reported as of the balance sheet date. The reserves are estimated based upon experience and using a variety of actuarial methods. The Company’s reserves balance at December 31, 2025 was $459,990 thousand.
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
The following are the primary procedures we performed to address the critical audit matter. With the assistance of actuarial professionals, when appropriate, we evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s reserving process. This included controls over the Company’s process to develop the Company’s estimate of reserves based on actuarial methodologies and key assumptions employed by the Company’s actuaries. We involved actuarial professionals with specialized skills and knowledge, who assisted in:
•for certain programs, evaluating the Company’s key assumptions and methods for consistency with actuarial standards of practice
•for certain programs, developing an independent range of reserves using methods and assumptions consistent with actuarial standards of practice and comparing it to the Company’s recorded reserves
•for certain programs, assessing the position in the range and the year-over-year movements of the Company’s recorded reserves within the independent range of reserves.

Octave Specialty Group, Inc.	45	2025 Form 10-K

Table of Contents,
Valuation of customer relationship intangibles for the ArmadaCorp Capital, LLC reporting unit
As discussed in Note 4 to the consolidated financial statements, on October 31, 2025, the Company completed the acquisition of of ArmadaCorp Capital, LLC for a purchase price of $250,000 thousand. The acquisition was accounted for as a business combination using the acquisition method of accounting, which required the Company to allocate the total consideration transferred to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. As part of the transaction, the Company acquired a customer relationships intangible asset with an acquisition date fair value of $138,000 thousand, which was valued using the multi-period excess earnings method.
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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s acquisition date valuation process. This included a control over the development of the discount rate assumption used to value the customer relationships intangible asset. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the Company’s discount rate assumption used for the valuation of the customer relationships intangible asset by independently developing a range of discount rates based on publicly available market data for comparable entities and comparing that range to the Company’s discount rate.
Fair Value of the Octave Ventures reporting unit
As discussed in Notes 2 and 11 to the consolidated financial statements, the Company’s consolidated goodwill balance as of December 31, 2025 was $540,345 thousand, a portion of which relates to the Octave Ventures reporting unit. Goodwill impairment tests are performed annually, as of October 1 of each year, or more frequently, if circumstances indicate possible impairment. The quantitative evaluation compares the estimated fair value using a combination of an income approach and market approach. The income approach uses discounted cash flows which are dependent on subjective factors including the timing of future cash flows, the underlying margin projection assumptions, future growth rates, and the discount rate. The market approach uses valuation multiples and is dependent on subjective factors including the determination of industry market multiples and EBITDA forecasts.
We identified the evaluation of fair value for the Octave Ventures reporting unit used to assess goodwill for impairment as a critical audit matter. Subjective and challenging auditor judgment and professionals with specialized skills and knowledge were required to evaluate the discount rate assumption used in the income approach to determine the fair value of Octave Ventures reporting unit due to the degree of measurement uncertainty associated with this assumption.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s goodwill impairment assessment process for the Octave Ventures reporting unit. This included a control over the development of the discount rate assumption used in the fair value estimate. We involved valuation professionals with specialized skills and knowledge, who assisted in:
•Assessing the reasonableness of the Company’s discount rate, including the company-specific risk premium, by comparing it to an independently developed discount rate using publicly available market data
•Comparing the Octave Ventures reporting unit fair value estimate to an independently developed range of fair value estimates developed using the Company’s significant assumptions and our independently developed discount rate.
/s/ KPMG LLP
We have served as the Company’s auditor since 1985.
New York, New York
March 4, 2026

Octave Specialty Group, Inc.	46	2025 Form 10-K

Table of Contents,
OCTAVE SPECIALTY GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(Dollars in thousands, except share data) December 31,	2025	2024
Assets:
Investments:
Fixed maturity securities, at fair value (amortized cost of $123,414 and $162,124)	$122,295	$157,020
Short-term investments, at fair value (amortized cost of $146,434 and $127,588)	146,442	127,601
Other investments (at cost, except for $7,454 and $7,499 at fair value)	24,971	28,294
Total investments	293,708	312,915
Cash and cash equivalents (including $40,754 and $17,669 of restricted cash)	68,440	47,275
Premium receivables	75,085	57,222
Commission and fees receivable	86,549	55,377
Reinsurance recoverable on paid and unpaid losses	436,092	306,191
Deferred ceded premium	146,365	148,300
Policy acquisition costs	9,732	8,572
Intangible assets, less accumulated amortization	474,998	344,775
Goodwill	540,345	418,234
Other assets	92,003	92,317
Assets of discontinued operations	—	6,267,200
Total assets	$2,223,317	$8,058,378
Liabilities and Stockholders’ Equity:
Liabilities:
Unearned premiums	$187,178	$182,446
Loss and loss adjustment expense reserves	459,990	349,062
Ceded premiums payable	80,561	53,002
Deferred program fees and reinsurance commissions	6,978	7,500
Commissions payable	115,555	71,431
Deferred taxes	65,217	70,135
Short-term debt	—	150,000
Long-term debt	117,558	—
Accrued interest payable	1,343	2,560
Other liabilities	102,771	89,036
Liabilities of discontinued operations	—	5,887,685
Total liabilities	1,137,151	6,862,857
Commitments and contingencies (See Note 19)
Redeemable noncontrolling interest	252,981	199,402
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 20,000,000 shares authorized shares; issued and outstanding shares—none	—	—
Common stock, par value $0.01 per share; 130,000,000 shares authorized; issued shares: 48,876,882 and 48,875,167	489	489
Additional paid-in capital	369,860	331,007
Accumulated other comprehensive income (loss)	8,483	(188,436)
Retained earnings	370,431	683,643
Treasury stock, shares at cost: 3,871,598 and 2,368,194	(33,473)	(28,339)
Total Octave Specialty Group, Inc. stockholders’ equity	715,790	798,364
Nonredeemable noncontrolling interest	117,395	197,755
Total stockholders’ equity	833,185	996,119
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$2,223,317	$8,058,378
See accompanying Notes to Consolidated Financial Statements

Octave Specialty Group, Inc.	47	2025 Form 10-K

Table of Contents,
OCTAVE SPECIALTY GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Total Comprehensive Income (Loss)

(Dollars in thousands, except share data) Year Ended December 31,	2025	2024	2023
Revenues:
Commissions	$143,381	$92,023	$51,281
Servicing and other fees	20,419	6,353	—
Net premiums earned	67,232	99,005	51,911
Program fees	14,322	13,506	8,437
Investment income	10,647	14,448	13,159
Other	(4,780)	10,480	(60)
Total revenues	251,222	235,815	124,728
Expenses:
Commissions	$37,037	$40,876	$29,465
Losses and loss adjustment expenses	47,193	72,626	36,712
Policy acquisition costs	15,790	23,666	10,557
General and administrative	191,624	129,166	66,985
Intangible amortization and depreciation	41,952	19,947	5,230
Interest	18,640	9,379	—
Total expenses	352,236	295,660	148,949
Pretax income (loss) from continuing operations	(101,014)	(59,845)	(24,221)
Provision (benefit) for income taxes from continuing operations	(5,211)	(924)	(989)
Net income (loss) from continuing operations	(95,803)	(58,921)	(23,232)
Net income (loss) from discontinued operations, net of tax (including loss on disposal of $117,468 in 2025 and $570,145 in 2024)	(163,288)	(497,167)	28,183
Net income (loss)	(259,091)	(556,088)	4,951
Net (gain) loss attributable to noncontrolling interest	(2,601)	(361)	(1,319)
Net income (loss) attributable to shareholders	$(261,692)	$(556,449)	$3,632
Net income (loss) attributable to shareholders
Continuing operations	$(98,404)	$(59,282)	$(24,551)
Discontinued operations	(163,288)	(497,167)	28,183
Total	$(261,692)	$(556,449)	$3,632
Other comprehensive income (loss), after tax
Net income (loss)	$(259,091)	$(556,088)	$4,951
Unrealized gains (losses) on securities, net of income tax provision (benefit) of $0, $1,295 and $2,095	19,643	(939)	51,184
Gains (losses) on foreign currency translation, net of income tax provision (benefit) of $0, $0 and $0	201,367	(22,156)	40,132
Credit risk changes of fair value option liabilities, net of income tax provision (benefit) of $0, $(118) and $177	1,108	(356)	(88)
Changes to postretirement benefit, net of income tax provision (benefit) of $0, $0 and $0	—	(4,939)	1,569
Total other comprehensive income (loss), net of income tax	222,118	(28,390)	92,797
Total comprehensive income (loss), net of income tax	(36,973)	(584,478)	97,748
Less: net (gain) loss attributable to noncontrolling interest	(2,601)	(361)	(1,319)
Less: (gain) loss on foreign currency translation attributable to noncontrolling interest	(25,200)	3,074	—
Total comprehensive income (loss) attributable to shareholders	$(64,774)	$(581,765)	$96,429
Net income (loss) from continuing operations per share attributable to stockholders
Basic	$(2.47)	$(1.37)	$(0.43)
Diluted	$(2.47)	$(1.37)	$(0.43)
Net income (loss) from discontinued operations per share attributable to stockholders
Basic	$(3.46)	$(10.58)	$0.62
Diluted	$(3.46)	$(10.58)	$0.62
Net income (loss) per share attributable to stockholders
Basic	$(5.93)	$(11.96)	$0.18
Diluted	$(5.93)	$(11.96)	$0.18
Weighted average number of common shares outstanding:
Basic	47,181,227	46,969,708	45,636,649
Diluted	47,181,227	46,969,708	45,636,649
See accompanying Notes to Consolidated Financial Statements

Octave Specialty Group, Inc.	48	2025 Form 10-K

Table of Contents,
OCTAVE SPECIALTY GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2023, 2024 and 2025
	Stockholders' Equity								Mezzanine Equity Redeemable NCI (1)
		Octave Specialty Group, Inc.
($ in thousands)	Total	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Common Stock Held in Treasury, at Cost	Non-redeemable NCI(1)
Balance at December 31, 2022	$1,305,250	$—	$467	$274,486	$(252,843)	$1,245,491	$(15,270)	$52,919	$19,983
Net income (loss)	3,634					3,632		2	1,317
Total other comprehensive income (loss)	92,797				92,797
Stock-based compensation	17,275			17,275
Cost of shares (acquired) issued under equity plan	(4,665)					(7,872)	3,207
Cost of shares repurchased	(4,510)						(4,510)
Changes to noncontrolling interest	4,834					4,797		37	(6,671)
Purchase of All Trans and Capacity Marine									2,450
Balance at December 31, 2023	$1,414,615	$—	$467	$291,761	$(160,046)	$1,246,048	$(16,573)	$52,958	$17,079
Net income (loss)	(554,806)					(556,449)		1,643	(1,282)
Total other comprehensive income (loss)	(28,390)				(28,390)	—		—	(4,805)
Stock-based compensation	8,995			8,995
Cost of shares (acquired) issued under equity plan	(701)					(634)	(67)
Cost of shares repurchased	(11,699)						(11,699)
Changes to noncontrolling interest	(9,225)					(5,322)		(3,903)	2,941
Purchase of Octave Ventures	149,095							149,095	185,469
Acquisition of noncontrolling interest in subsidiary	(994)			1,044				(2,038)
Issuance of common stock in connection with purchase of Octave Ventures	29,229		22	29,207
Balance at December 31, 2024	$996,119	$—	$489	$331,007	$(188,436)	$683,643	$(28,339)	$197,755	$199,402
Net income (loss)	(257,084)					(261,692)		4,608	(2,007)
Total other comprehensive income (loss)	206,892				196,919			9,973	15,227
Stock-based compensation	9,707			9,707
Cost of shares (acquired) issued under equity plan	(8,535)					(33,343)	24,808
Cost of shares repurchased	(29,942)						(29,942)
Changes to noncontrolling interest	(50,054)			12,146		(18,177)		(44,023)	39,000
Purchase of Pivix									1,359
Issuance of warrants in connection with sale of AAC	17,000			17,000
Impact of sale of discontinued operations	(50,918)							(50,918)
Balance at December 31, 2025	$833,185	$—	$489	$369,860	$8,483	$370,431	$(33,473)	$117,395	$252,981
(1) NCI = Noncontrolling interest

See accompanying Notes to Consolidated Financial Statements

Octave Specialty Group, Inc.	49	2025 Form 10-K

Table of Contents,
OCTAVE SPECIALTY GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

($ in thousands) Year Ended December 31,	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$(259,091)	$(556,088)	$4,951
Net income (loss) from discontinued operations	(163,288)	(497,167)	28,183
Net income (loss) from continuing operations	(95,803)	(58,921)	(23,232)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Intangible amortization and depreciation	41,952	19,947	5,230
Share-based compensation	9,707	9,356	12,266
Unearned premiums, net	6,667	(10,324)	27,913
Losses and loss expenses, net	(18,973)	10,779	23,737
Ceded premiums payable	27,559	23,337	9,721
Premium and commissions receivables	(49,578)	(11,329)	(30,225)
Commissions payable	30,743	(3,160)	—
Corporate costs reallocated to continuing operations	6,786	14,919	19,367
Other, net	(11,343)	6,158	(7,829)
Net cash provided by (used in) operating activities from continuing operations	(52,283)	762	36,948
Cash flows from investing activities:
Proceeds from sales of bonds	27,366	5,994	1,378
Proceeds from matured bonds	37,658	21,580	15,078
Purchases of bonds	(25,577)	(60,470)	(33,243)
Proceeds from sales of other invested assets	—	625	—
Purchases of other investments	(66)	(2,522)	(2,242)
Change in short-term investments	(18,752)	101,829	4,157
Acquisitions, net of cash acquired	(217,940)	(243,776)	(6,953)
Proceeds from sale of subsidiary	407,300	14,119	—
Other, net	(10,053)	(3,750)	(4,854)
Net cash provided by (used in) investing activities from continuing operations	199,936	(166,371)	(26,679)
Cash flows from financing activities:
Proceeds from long-term debt	117,470	—	—
Proceeds from short-term debt	—	147,000	—
Issuance of equity interest in subsidiary	—	62,000	—
Payments for purchases of common stock held in treasury	(29,942)	(11,698)	(4,510)
Payments for extinguishment of short-term debt	(150,000)	—	—
Tax payments related to shares withheld for share-based compensation plans	(5,307)	(692)	(4,585)
Issuance of warrants	17,000	—	—
Distributions to noncontrolling interest holders	(4,174)	(2,391)	(1,891)
Acquisitions of noncontrolling interest shares	(71,345)	—	—
Net cash provided by (used in) financing activities from continuing operations	(126,298)	194,219	(10,986)
Net cash provided by (used in) continuing operations	21,355	28,610	(717)
Effect of foreign exchange on cash and cash equivalents - continuing operations	1,460	(558)	—
Net cash provided by (used in) continuing operations	22,815	28,052	(717)
Cash, cash equivalents, and restricted cash at beginning of period - continuing operations	47,275	19,223	19,940
Cash, cash equivalents, and restricted cash at end of period - continuing operations	$70,090	$47,275	$19,223
Net cash provided by (used in) operating activities from discontinued operations	71,728	33,536	163,376
Net cash provided by (used in) investing activities from discontinued operations	69,712	(7,911)	461,870
Net cash provided by (used in) financing activities from discontinued operations	(143,144)	(214,606)	(411,947)
Net cash provided by (used in) discontinued operations	(1,704)	(188,981)	213,299
Effect of foreign exchange on cash and cash equivalents - discontinued operations	—	(126)	529
Net cash provided by (used in) discontinued operations	(1,704)	(189,107)	213,828
Cash, cash equivalents, and restricted cash at beginning of period - discontinued operations	66,076	255,183	41,355
Cash, cash equivalents, and restricted cash at end of period - discontinued operations	$—	$66,076	$255,183

Cash paid during the period for:
Interest on debt	$19,775	$3,821	$—
Non-cash investing and financing activities:
Octave common stock issued as partial consideration to acquire Octave Ventures	—	29,229	—
See accompanying Notes to Consolidated Financial Statements

Octave Specialty Group, Inc.	50	2025 Form 10-K

OCTAVE SPECIALTY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

1.    BACKGROUND AND BUSINESS DESCRIPTION
Octave Specialty Group, Inc. (“OSG”), headquartered in New York City, is a financial services holding company incorporated in the state of Delaware on April 29, 1991. OSG is formerly known as Ambac Financial Group, Inc. ("AFG"). In the fourth quarter of 2025 AFG changed its name to OSG in connection with the sale of its legacy financial guarantee business to reflect the Company's position as a P&C only business. References to "Octave," "OSG," the “Company,” “we,” “our,” and “us” are to OSG and its subsidiaries, as the context requires. Octave operates two principal businesses:
•Insurance Distribution — Octave's specialty property and casualty ("P&C") insurance underwriting and distribution business, includes Managing General Agents and Underwriters (collectively "MGAs" or "MGA/Us"); an insurance broker; and other distribution, underwriting and related businesses. On October 31, 2025, the Company completed the acquisition of ArmadaCorp Capital, LLC and its subsidiaries (collectively, "ArmadaCorp"), a leading specialty accident and health MGA. Octave's insurance distribution platform operates in the following lines of business: property, niche specialty risk, accident & health, miscellaneous specialty, reinsurance, surety, marine & energy, specialty auto, E&S commercial package, professional lines and Directors & Officers ("D&O").
•Specialty Property & Casualty Insurance — Octave's Specialty Property & Casualty Insurance program insurer business currently includes five carriers (collectively, “Everspan”). Everspan carriers have an A.M. Best rating of 'A-' (Excellent) which was affirmed on July 17, 2025.
The Company reports these two business operations as segments; see Note 3. Segment Information for further information.
Octave's financial guarantee business, which is being reported as a discontinued operations due to its sale in 2025, includes the activities of Ambac Assurance Corporation ("AAC") and its wholly owned subsidiaries, including Ambac Assurance UK Limited (“Ambac UK”) and Ambac Financial Services LLC ("AFS"). See Note 5. Discontinued Operations for information related to the sale of AAC.
Limitations on Voting and Transfer of Common Stock
OSG’s Amended and Restated Certificate of Incorporation limits voting and transfer rights of stockholders in significant ways. Article IV contains voting restrictions applicable to any person owning at least 10% of OSG's common stock so that such person (including any group consisting of such person and any other person with whom such person or any affiliate or associate of such person has any agreement, contract, arrangement or understanding with respect to acquiring, voting, holding or disposing of OSG’s common stock) shall not be entitled to cast votes in excess of one vote less than 10% of the votes entitled to be cast by all common stock holders, except as otherwise approved by the insurance commissioners of the states of domicile of the insurance companies controlled by OSG. Article XII contains substantial restrictions on the ability to transfer OSG’s common stock. In order to preserve certain tax benefits, subject to limited exceptions, any attempted transfer of common stock shall be prohibited and void to the extent that, as a result of such transfer (or any series of transfers of which such transfer is a part), either (i) any person or group of persons shall become a holder of 5% or more of OSG’s common stock or (ii) the percentage stock ownership interest in OSG of any holder of 5% or more of OSG’s common stock shall be increased (a “Prohibited Transfer”). These restrictions shall not apply to an attempted transfer if the transferor or the transferee obtains the written approval of OSG’s Board of Directors prior to such transfer. A purported transferee of a Prohibited Transfer shall not be recognized as a stockholder of OSG for any purpose whatsoever in respect of the securities which are the subject of the Prohibited Transfer (the “Excess Securities”). Until the Excess Securities are acquired by another person in a transfer that is not a Prohibited Transfer, the purported transferee of a Prohibited Transfer shall not be entitled with respect to such Excess Securities to any rights of stockholders of OSG, including, without limitation, the right to vote such Excess Securities and to receive dividends or distributions, whether liquidating or otherwise, in respect thereof, if any. Once the Excess Securities have been acquired in a transfer that is not a Prohibited Transfer, the securities shall cease to be Excess Securities. If the Board determines that a transfer of securities constitutes a Prohibited Transfer then, upon written demand by OSG, the purported transferee shall transfer or cause to be transferred any certificate or other evidence of ownership of the Excess Securities within the purported transferee’s possession or control, together with any distributions paid by OSG with respect to such Excess Securities, to an agent designated by OSG. Such agent shall thereafter sell such Excess Securities and the proceeds of such sale shall be distributed as set forth in the Amended and Restated Certificate of Incorporation. If the purported transferee of a Prohibited Transfer has resold the Excess Securities before receiving such demand, such person shall be deemed to have sold the Excess Securities for OSG’s agent and shall be required to transfer to such agent the proceeds of such sale, which shall be distributed as set forth in the Amended and Restated Certificate of Incorporation.
2.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Octave’s consolidated financial statements have been prepared on the basis of U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosures. There can be no assurance that actual results will conform to such estimates and any future changes in estimates could be material to the financial statements.

Octave Specialty Group, Inc.	51	2025 Form 10-K

OCTAVE SPECIALTY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)
Consolidation
The consolidated financial statements include the accounts of OSG and all other entities in which OSG (directly or through its subsidiaries) has a controlling financial interest. All significant intercompany balances have been eliminated. The usual condition for a controlling financial interest is ownership of a majority of the voting interests of an entity.
OSG Unconsolidated Financial Information
Financial information of OSG is presented in Schedule II in this Annual Report on Form 10-K as of December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024 and 2023. Investments in subsidiaries are accounted for using the equity method of accounting in Schedule II.
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
Refer to Sale of Ambac Assurance Corporation in Note 5. Discontinued Operations for further information.
Acquisition of ArmadaCorp
On October 31, 2025, the Company closed on the acquisition of ArmadaCorp for a purchase price of $250,000. The Company purchased all of the issued and outstanding limited liability company interests in ArmadaCorp from Sirius Re Holdings, Inc. and Sirius Acquisitions Holding Company.
Credit Facilities
Proceeds from the sale of AAC were used, in part, by the Company to repay the $150,000 credit facility that was used to partially finance the acquisition of Octave Specialty Limited ("Octave Ventures") .
In connection with the acquisition of ArmadaCorp on October 31, 2025, Octave Partners LLC and certain of its subsidiaries (including ArmadaCorp) entered into a credit facility providing for a $100,000 term loan and a $20,000 revolving credit facility. The term loan and revolving loans were fully drawn to pay part of the purchase price for ArmadaCorp.
Refer to Note 12. Debt for further information regarding these credit facilities.
Pivix Conversion
Effective September 1, 2025, OSG's wholly owned subsidiary, Octave Partners, LLC ("Octave Partners"), exercised its option to convert its $3,500 convertible note investment in Pivix Specialty Insurance Services ("Pivix"), an excess and surplus lines MGA/U, into common stock. As a result, Octave Partners has a 74% controlling stake in Pivix when combined with its previous 17% minority equity interest and includes Pivix in its consolidated financial statements.
Measurement of Credit Losses on Financial Instruments (CECL)
Octave measures credit losses on financial assets that are not accounted for at fair value through net income in accordance with the Current Expected Credit Loss standard or "CECL".
The credit loss impairment evaluation process for available-for-sale debt securities is discussed in the Investments sub-section below. CECL does not apply to equity method investments accounted for under ASC 323.
Credit loss impairment for amortized cost assets reflect management's current estimate of all expected lifetime credit losses. The estimate of expected lifetime credit losses considers historical information, current information, as well as reasonable and supportable forecasts. Expected lifetime credit losses for amortized cost assets are recorded as an allowance for credit losses, with subsequent increases or decreases in the allowance reflected in net income each period. The credit loss impairment evaluation process for amortized cost assets is addressed in the applicable subsections below. The total allowance for credit losses for amortized cost assets recorded under CECL related to continuing operations was $950 at December 31, 2025.
Investments
The Investments — Debt Securities Topic of the ASC requires that all debt instruments be classified in Octave’s Consolidated Balance Sheets according to their purpose and, depending on that classification, be carried at either cost or fair market value.
Octave’s debt investment portfolio is accounted for on a trade-date basis and consists primarily of investments in fixed maturity securities that are either classified as available-for-sale or trading as defined by the Investments - Debt Securities Topic of the ASC. Available-for-sale debt securities are reported in the financial statements at fair value with unrealized gains and losses, net of deferred taxes, reflected in Accumulated Other Comprehensive Income (Loss) in Stockholders’ Equity and computed using amortized cost as the basis. For purposes of computing amortized cost, premiums and discounts are accounted for using the effective interest method over the term of the security. For structured debt securities with a large underlying pool of homogenous loans, such as mortgage-backed and asset-backed securities, premiums and discounts are adjusted for the effects of actual and anticipated prepayments. For other fixed maturity securities, such as corporate and municipal bonds, discounts are amortized or accreted over the remaining term of the securities and premiums are amortized to the earliest call date.

Octave Specialty Group, Inc.	52	2025 Form 10-K

OCTAVE SPECIALTY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)
Short-term investments consist of investments in money market funds, fixed maturity investments having maturities of less than one year and greater than three months when purchased, cash sweep products, and certificates of deposit.
Other investments primarily consist of:
•Equity interests in limited partnership which are accounted for in accordance with the Investments — Equity Securities Topic of the ASC and reported as Other investments on the Consolidated Balance Sheet with income reported through Net investment income on the Statement of Total Comprehensive Income (Loss). Equity interests in limited partnership are reported using the equity method.
•Preferred equity investments that do not have readily determinable fair values are carried at cost, less any impairments as permitted under the Investments — Equity Securities Topic of the ASC.
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
Octave has a formal impairment review process for fixed maturity available-for-sale securities in its investment portfolio. Octave conducts a review each quarter to identify and evaluate investments that have indications of impairment in accordance with the Investments — Debt Securities Topic of the ASC.
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
Octave has made certain accounting policy elections related to accrued interest receivable ("AIR") for available-for-sale investments under CECL. Elections include: (i) not measuring AIR for credit impairment, instead AIR is written off when it becomes 90 days past due; (ii) writing off AIR by reversing interest income; (iii) presenting AIR separately in Other Assets on the balance sheet and (iv) excluding AIR from amortized cost balances in required CECL disclosures found in Note 6. Investments. AIR at December 31, 2025 and 2024 was $1,432 and $1,703, respectively.
Refer to Note 6. Investments for further credit impairment disclosures.
Specialty Property and Casualty Insurance Premiums
Gross written premiums on insurance policies are recorded at the inception of the policy and can be received on an upfront or installment basis. Certain gross written premiums are written as assumed reinsurance. Assumed reinsurance can attach on a risk-attaching or loss-occurring basis. On risk attaching, assumed written premiums are recorded at the inception of the policy and can be received on an upfront or installment basis. On loss-occurring, assumed written premium includes the transfer of unearned premiums for in-force policies at the effective date of the respective reinsurance agreements and ongoing premium written activity of policies inforce during the respective contract period. At end of the contract period, the remaining unearned premiums of inforce policies are returned to the carrier. Collections of loss occurring assumed written premiums are generally on an installment basis. Ceded premiums written are based on contractual terms applied against related gross written premiums. Premiums, net of reinsurance, are recognized as revenue on a daily pro-rata basis over the term of the insured risk. Unearned premiums and deferred ceded premiums represents the portion of gross and ceded premiums written that relate to unexpired risk, respectively.
Premium receivables represent balances currently due and amounts not yet due from policyholders, insurance carriers, managing general agents or producers issuing insurance policies on Everspan's behalf. Premium receivables are reported net of

Octave Specialty Group, Inc.	53	2025 Form 10-K

OCTAVE SPECIALTY GROUP, INC. AND SUBSIDIARIES
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
Derivative Contracts
The Company has used derivative contracts to hedge foreign exchange or other economic risks in connection with certain strategic investments. None of Octave’s derivative contracts were designated as hedges under the Derivatives and Hedging Topic of the ASC.
All derivatives are recorded on the Consolidated Balance Sheets at fair value and are included in Other assets and Other liabilities, as appropriate. Refer to Note 10. Derivative Instruments for further discussion of the Company’s use of derivative instruments and their impact on the consolidated financial statements. Refer to Note 7. Fair Value Measurements for further description of the methodologies used to determine the fair value of derivative contracts.
Deferred Acquisition Costs, Ceding Commissions and Deferred Program Fees
The Specialty Property and Casualty Program business defers acquisition costs incurred that are related directly to the successful acquisition of new or renewal insurance contracts, including commissions paid to managing general agents for direct business and paid to insurance carriers when acquired via assumed reinsurance. Ceding commissions received from reinsurers represent a recovery of related acquisition costs. Deferred acquisition costs, net of ceding commissions, are amortized over the related policy period, generally one year, and recognized in amortization of deferred acquisition costs on the Statement of Total Comprehensive Income (Loss). Ceding commissions received in excess of the related direct acquisition costs are deferred and amortized over the related policy period, and recognized as program fees on the Statement of Total Comprehensive Income (Loss).
A legal right of offset exists for (i) premiums received and commissions paid to managing general agents on direct business, (ii) premiums received and ceding commission paid on assumed business and (iii) premiums paid and ceding commissions received on ceded business.
Goodwill
Goodwill is attributable to acquisitions in the ID segment and represents the acquisition cost in excess of the fair value of net assets acquired, including identifiable intangible assets. Goodwill is assigned at acquisition to the applicable reporting unit of the acquired entity giving rise to the goodwill. Goodwill is not amortized but is subject to impairment testing. Goodwill impairment tests are performed annually or more frequently if circumstances indicate a possible impairment. The annual test of goodwill impairment is as of October 1st of each year. The impairment test for each reporting unit may first consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Examples of qualitative factors include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, entity-specific events, events affecting reporting units and sustained changes in our stock price. If results of the qualitative assessment indicate a more likely than not determination, or if we elect not to perform a qualitative assessment, then a quantitative impairment evaluation is performed as described below.
The quantitative evaluation compares the estimated fair value using a combination of an income approach and market approach for each reporting unit with its respective carrying value (including goodwill and identifiable intangible assets). The income approach uses discounted cash flows which are dependent on subjective factors including the timing of future cash flows, the underlying margin projection assumptions, future growth rates and the discount rate. The market approach uses valuation multiples and is dependent on subjective factors including the determination of industry market multiples and EBITDA forecasts. Additionally, to corroborate our estimated fair value, we perform a market capitalization reconciliation to determine if the implied control premium is reasonable. If our assumptions or estimates in our fair value calculations change or if any of the above subjective factors vary from what was expected, this may impact our impairment analysis and result in a decline in fair value that may trigger future impairment charges.
Intangible Assets
Finite-lived intangibles
Octave acquired identifiable intangible assets attributable to the ID segment. The intangible assets primarily relate to distribution relationships, non-compete agreements and trade names, all of which have finite lives and are amortized over their estimated useful lives using the straight-line method. The acquisition date valuation method used to determine the fair value of customer relationships, which were the most significant intangible assets acquired, was the multi period excess earnings method "(MPEEM"), which quantifies the residual (or excess) cash flows generated by the intangible asset and discounts those cash flows to their present value. The significant assumptions used in determining the fair value of customer relationships include estimated revenue growth, customer attrition rates, operating margins, and discount rate.
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

Octave Specialty Group, Inc.	54	2025 Form 10-K

OCTAVE SPECIALTY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)
Indefinite-lived intangibles
Octave acquired identifiable intangible assets attributable to its acquisitions of licensed insurance carriers in both 2021 and 2022, which were accounted for as asset acquisitions (Specialty Property and Casualty Insurance segment). The intangible assets relate to insurance licenses which have indefinite lives and therefore are not amortized. The useful lives are re-evaluated each period to determine whether facts and circumstances continue to support an indefinite life. The Company tests indefinite-lived acquired intangible assets for impairment annually or more frequently if circumstances indicate a possible impairment. Octave tests indefinite-lived intangibles for impairment as of October 1st of each year. If, after assessing qualitative factors, management believes it is more likely than not that the intangible assets are impaired, a quantitative impairment evaluation is performed. Management also has the option to bypass the qualitative evaluation and proceed directly to the quantitative evaluation. The quantitative test compares the estimated fair value of the intangible asset with its carrying value. An impairment is recognized for the excess of the carrying amount of the intangible asset over it estimated fair value. If the asset’s estimated fair value exceeds its carrying value, the intangible asset is not impaired. There have been no accumulated impairment losses since these indefinite-lived intangible assets were established.
Cash and Cash Equivalents
Cash and cash equivalents principally consist of demand deposits with financial institutions and highly liquid fixed maturity investments having maturities of three months or less when purchased.
Restricted Cash including Fiduciary Funds
Cash that we do not have the right to use for general purposes is recorded as restricted cash in our consolidated balance sheets. Restricted cash includes fiduciary cash held by Octave's insurance distribution subsidiaries as described below.
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
Restricted cash for net uncollected premiums and claims and the related fiduciary liabilities were $40,754 and $17,669 at December 31, 2025 and 2024, respectively.
Specialty Property and Casualty Loss and Loss Adjustment Expenses
Loss and loss adjustment expense reserves for Specialty Property and Casualty policies represent management's estimate of the ultimate liability for unpaid losses and loss expenses for claims that have been reported and claims that have been incurred but not yet reported ("IBNR") as of the balance sheet date.
Loss and loss adjustment expense reserves represent management estimates, primarily utilizing actuarial expertise and projection methods that develop estimates for the ultimate cost of claims and claim adjustment expenses. The reserves are estimated based upon experience and using a variety of actuarial methods. These estimates are reviewed and are subject to the impact of future changes in factors such as claim severity and frequency, underwriting and claims practices, changes in social and economic conditions including the impact of inflation, legal and judicial developments, medical cost trends and upward trends in damage awards. Our actuarial methods may also rely on external data, such as industry loss ratios, loss development factors, or trend factors. Such data, while more mature than Everspan's own data, may not be perfectly representative of the particular business written by Everspan. The ultimate amount for loss and loss adjustment expenses may be in excess, or less than, the amounts recorded on our financial statements. Because the establishment of claims and claim adjustment expense reserves is an inherently uncertain process involving estimates and judgment, currently estimated claims and claim adjustment expense reserves may change. Adjustments will be reflected as part of the net increase or reduction in loss and loss adjustment expense reserves in the periods in which they become known.
Cumulative amounts paid and case reserves held as of the balance sheet date are subtracted from the estimate of the ultimate cost of claims and claim adjustment expenses to derive incurred but not reported (IBNR) reserves. There were no changes in methodology in the past year.
Detailed claim data is typically insufficient to produce a reliable indication of the initial estimate for ultimate claims and claim adjustment expenses for an accident year. As a result, the initial estimate for an accident year is generally based on an exposure-based method using the loss ratio projection method. The loss ratio projection method develops an initial estimate of ultimate claims and claim adjustment expenses for an accident year by multiplying earned premium for the accident year by a projected loss ratio. The projected loss ratio is determined by analyzing prior period experience, and adjusting for loss cost trends, rate level differences, a mix of business changes and other known or observed factors influencing the accident year relative to prior accident years.
The following estimation and analysis methods are principally used by the Company’s actuaries to estimate the ultimate cost of claims and claim adjustment expenses. These estimation and analysis methods are typically referred to as conventional actuarial methods.

Octave Specialty Group, Inc.	55	2025 Form 10-K

OCTAVE SPECIALTY GROUP, INC. AND SUBSIDIARIES
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
Everspan is exposed to the credit risk of the reinsurer, or the risk that one of its reinsurers becomes insolvent or otherwise unable or unwilling to pay policyholder claims. This credit risk is generally mitigated by either selecting well-capitalized, highly rated authorized capacity providers or requiring that the capacity provider post collateral to secure the reinsured risks, which in some instances, exceeds the related reinsurance recoverable.
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
To minimize credit exposure to losses from reinsurer insolvencies, Everspan (i) is entitled to receive collateral from certain reinsurance counterparties pursuant to the terms of the relevant reinsurance contracts and (ii) has certain cancellation rights that can be exercised by Everspan in the event of rating agency downgrades of a reinsurer (among other events and circumstances). For those reinsurance counterparties that do not currently post collateral, Everspan’s reinsurers are well-capitalized, highly rated, authorized capacity providers.
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
Short and Long-term Debt
Short and long-term debt are carried at par value less unamortized discount. Accrued interest and discount accretion on short and long-term debt is reported as Interest expense on the Consolidated Statements of Total Comprehensive Income (Loss).
Noncontrolling Interests ("NCI")
Nonredeemable NCI
For Octave Ventures, the Nonredeemable NCI of $117,395 and $146,837 as of December 31, 2025 and 2024, includes the NCI share in certain operating units which are minority owned by the units' respective management teams that do not have associated put options. As of December 31, 2024, there were no put options associated with any of these minority interests and as such, the aggregate amount was classified as nonredeemable NCI on the balance sheet. During the year ended December 31, 2025, certain NCI shares were reclassified between nonredeemable and redeemable NCI as further described under "Redeemable NCI" below. The acquisition date valuation method to determine the fair value of nonredeemable NCI was the discounted cash flow approach. The significant fair value assumptions used in the model included estimated long term revenue and expense forecasts and the discount rate. When redeemable NCI shares are no longer redeemable, such as when

Octave Specialty Group, Inc.	56	2025 Form 10-K

OCTAVE SPECIALTY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)
put options expire unused, the NCI shares are reclassified to nonredeemable NCI with no change in carrying value.
During the year ended December 31, 2025, Octave paid $2,967 to purchase certain nonredeemable shares from minority interest owners, resulting in a $14,362 decrease to Nonredeemable noncontrolling interest. The difference between the consideration paid and carrying value of the nonredeemable NCI is recorded as an adjustment to additional paid-in capital.
Redeemable noncontrolling interests
The Xchange, All Trans, Capacity Marine, Riverton, Octave Ventures, and Pivix acquisitions resulted in the ownership percentages of the acquired entities by Octave as shown in the following table

Company	Ownership Percentage
Xchange	80%
All Trans	85%
Capacity Marine	80%
Riverton	80%
Octave Ventures (1)	60%
Pivix	74%
(1)    Octave Ventures's majority interests in its underlying MGAs ranges from 60% to 100% at December 31, 2025, resulting in Octave's interest ranging from 36% to 60% in each underlying MGA/U.
Under the terms of applicable agreements, Octave has call options to purchase the remaining interests from the minority owners (i.e., noncontrolling interests) and the minority owners have put options to sell their interests to Octave, which certain put obligations can be settled in equity and up to a maximum of 35% of the redemption value. Because the exercise of the put options are outside the control of Octave, in accordance with the Distinguishing Liabilities from Equity Topic of the ASC, Octave reports redeemable NCI in the mezzanine section of its consolidated balance sheet. In addition, during the three months ended March 31, 2025, Octave entered into put options with certain minority owners of the MGA/U operating entities that are majority owned by Octave Ventures. These put options are embedded in the associated NCI shares ("Option Shares"), resulting in remeasurement of the shares at fair value inclusive of the put options and reclassification of the Option Shares from nonredeemable NCI to redeemable NCI. The change in carrying value resulting from revaluation of $10,276 is recorded as an offset to retained earnings, with a corresponding impact on earnings per share for the year ended December 31, 2025. During the year ended December 31, 2025, Octave paid $1,068 as a result of exercise of put options on the Option Shares, acquiring redeemable NCI with a carrying value of $1,815. The difference between the consideration paid and carrying value of the redeemable NCI is recorded as an adjustment to additional paid-in capital. During the three months ended December 31, 2025, there was no activity related the exercise of the put options on the Option Shares.
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
Management calculates the redemption value of the put options under ASC 480 on an annual basis. At each reporting period, the redeemable noncontrolling interest increases or decreases due to activity related to net income and distributions. The Company remeasures such interests to redemption value when required based on the terms of the redemption provisions. Where redemption value is determined using prior‑year EBITDA or associated calculations, management evaluates the redemption value and records adjustments only when contractual terms change.
Any increase (decrease) in the carrying amount of the redeemable NCI as a result of adjusting to the redemption value of the put option is recorded as an offset to retained earnings. The impact of such differences on earnings per share are presented in Note 15. Net Income Per Share.
Following is a rollforward of redeemable NCI.

Years ended December 31,	2025	2024
Beginning balance	$199,402	$17,079
Net income (loss) attributable to redeemable noncontrolling interest (ASC 810)	(2,007)	(1,282)
Gain (loss) on foreign currency translation attributable to redeemable NCI	15,227	(4,805)
Fair value of acquired redeemable noncontrolling interest at acquisition date	1,359	185,469
Reclassification from nonredeemable noncontrolling interest including remeasurement at fair value	42,180	—
Reclassification to nonredeemable noncontrolling interest	(5,136)	—
Put / call option exercise	(1,815)	—
Distributions	(4,128)	(2,391)
Adjustment to redemption value (ASC 480)	7,899	5,332
Ending Balance	$252,981	$199,402
The following table outlines the aggregate amounts of redeemable NCI according to the next earliest year in which a NCI put option becomes exercisable over the next five years as of December 31, 2025:

2026	$69,387
2027	77,002
2028	55,309
2029	48,833
2030	2,450
Total	$252,981

Octave Specialty Group, Inc.	57	2025 Form 10-K

OCTAVE SPECIALTY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)
Per ASC 480, the redeemable NCI is to be recorded as the greater of the carrying value or redemption value, therefore, the options in any issue year could be exercised at a lower amount.
Revenue Recognition
Revenues for the ID business operations are recognized in accordance with the Revenue from Contracts with Customers Topic of the ASC. The following steps are applied to recognize revenue: (i) identify the contract(s) with the customer, (ii) identify the performance obligations in the contract(s), (iii) determine the transaction price, and (iv) allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. A performance obligation is satisfied either at a point in time or over time depending on the nature of the product or service provided and the specific terms of the contract with customers.
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
Incentive Compensation
Incentive compensation is a key component of our compensation strategy. Incentive compensation has two components: short-term incentive compensation (consisting of an annual cash bonus) and long-term incentive plan awards (consisting of deferred cash and stock-based awards described further below). Annual decisions with regard to incentive compensation are generally made in the first quarter of each year and are based on the prior year's performance for the Company, the employee and the employee's business unit.
In 2024, the Octave 2020 Incentive Compensation Plan (the “2020 Incentive Plan”) was superseded by the 2024 Incentive Compensation Plan ("2024 Incentive Plan"). Both plans allow for the granting of stock options, restricted stock, stock appreciation rights, restricted and performance units and other awards to employees, directors and consultants that are valued or determined by reference to Octave's common stock. Under these plans, Octave has issued both cash and equity awards to US and UK employees and consultants.
In connection with the adoption of the 2024 Incentive Plan, all shares reserved but unissued under the 2020 Incentive Plan were transferred to the 2024 Incentive Plan in addition to any shares underlying outstanding awards under the 2020 Incentive Plan as of June 5, 2024, that subsequently terminate by expiration or forfeiture, cancellation, or otherwise are not issued.
Under the 2020 and 2024 Incentive Compensation Plans Octave recognizes compensation costs for all equity classified awards granted at fair value, which is measured on the grant date, and records forfeitures for unvested shares only when they occur. For awards that only include service and performance conditions, the fair value is the market price of Octave stock on the grant date. For awards that also contain a market condition, including a total shareholder return ("TSR") modifier or achievement of Octave common stock price hurdles, the fair value is estimated using a Monte Carlo simulation.
The types of equity awards granted to employees are as follows:
•Restricted stock units — only require future service and accordingly the respective fair value is recognized as compensation expense over the relevant service period.
•Performance stock units — require both future service and achieving specified performance targets to vest. Performance stock unit grants also include a market condition TSR modifier that will cause the total payout at the end the performance period to increase or decrease depending on Octave's stock performance relative to a peer group. Compensation costs for all performance stock units are only recognized when the achievement of the

Octave Specialty Group, Inc.	58	2025 Form 10-K

OCTAVE SPECIALTY GROUP, INC. AND SUBSIDIARIES
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
•Performance stock options ("PSOs") — require both future service and achieving specified market price targets to vest. The PSOs vest upon the achievement of an explicit one-year service period from grant and OSG stock reaching specified market price targets. Compensation costs for PSOs are initially recognized over the period from grant date to the end of the derived service period estimated from the Monte Carlo valuation process. If market conditions are achieved prior to the derived service period, the remaining compensation expense is recognized immediately.
Operating Leases
A contract contains a lease if it conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. Octave's evaluation of whether certain contracts contain leases requires judgment regarding what party controls the asset and whether the asset is physically distinct.
Octave is the lessee in leases which are classified as operating leases. Octave recognizes a single lease cost, calculated so that the cost is allocated generally on a straight-line basis over the lease term within operating expenses in the Consolidated Statements of Total Comprehensive Income (Loss). The lease term commences on the earlier of the date when we become legally obligated for the rent payments or the date on which we take possession of the property. For such operating leases, Octave recognizes a right-of-use ("ROU") asset and a lease liability, initially measured at the present value of the lease payments. The discount rate used to initially measure the ROU assets and lease liabilities reflects the estimated secured borrowing rate of the applicable Octave subsidiary, which considers the rate of existing or recent debt obligations of the entity. All cash payments are classified within operating activities in the statement of cash flows.
For contracts where Octave is the lessee, we have elected the short-term lease recognition exemption for all leases that qualify. For those leases that qualify for that exemption, we will not recognize ROU assets or lease liabilities. For all contracts where Octave is the lessee and lessor, we have also elected the practical expedient to not separate lease and non-lease components.
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
Foreign Currency
Financial statement accounts expressed in foreign currencies are translated into U.S. dollars in accordance with the Foreign Currency Matters Topic of the ASC. The functional currencies of Octave's subsidiaries are the local currencies of the country where the respective subsidiaries are based, which are also the primary operating environments in which the subsidiaries operate.
Foreign currency translation: Functional currency assets and liabilities of Octave’s foreign subsidiaries are translated into U.S. dollars using exchange rates in effect at the balance sheet dates and the related translation adjustments, net of deferred taxes, are included as a component of Accumulated Other Comprehensive Income (Loss) in Stockholders' Equity. Functional currency operating results of foreign subsidiaries are translated using average exchange rates.
Foreign currency transactions: The impact of non-functional currency transactions and the remeasurement of non-functional currency assets and liabilities into the respective subsidiaries' functional currency (collectively "foreign currency transactions gains/(losses)") are $(3,864), $101 and $0 for the years ended December 31, 2025, 2024 and 2023, respectively. Foreign currency transaction gains/(losses) are primarily the result of Octave Ventures transactions in currencies (primarily the U.S. dollar) other than its functional currency (the British Pound Sterling).
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
Income Taxes
Octave files a consolidated U.S. federal income tax return with its subsidiaries, except for Octave Ventures which files a separate tax return. Octave and its subsidiaries also file separate or combined income tax returns in various states, local and foreign jurisdictions. Current tax assets and liabilities are recognized for taxes refundable or payable for the current year.

Octave Specialty Group, Inc.	59	2025 Form 10-K

OCTAVE SPECIALTY GROUP, INC. AND SUBSIDIARIES
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
Immaterial Correction of Prior Period Error
The Company identified an immaterial prior period error in the Consolidated Stockholders’ Equity statement related to the redeemable non-controlling interest associated with the redemption value adjustment recorded under ASC 810-10. The Company assessed the materiality of this change in presentation on the prior period consolidated financial statements in accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” (ASC Topic 250, Accounting Changes and Error Corrections). Based on this assessment, the Company concluded that this error correction in its Consolidated Balance Sheet, Stockholders Equity and Earnings Per share are not material to any previously presented consolidated financial statements. The corrections had no impact any previously presented interim or annual consolidated financial statements. Accordingly, the Company corrected the previously reported immaterial errors for the years ended December 31, 2024, in this Annual Report on Form 10-K.
A summary of the immaterial corrections to the Company’s previously reported audited consolidated financial statements follows.
Corrected Consolidated Balance Sheet:

	Year Ended December 31, 2024
	As Reported	Immaterial Correction	As Corrected
Redeemable noncontrolling interest	$140,860	$58,542	$199,402
Retained earnings	742,185	(58,542)	683,643
Total liabilities, redeemable noncontrolling interest and stockholders' equity	$8,058,378	$—	$8,058,378
Corrected Consolidated Statement of Stockholders’ Equity:

	Year Ended December 31, 2024
	As Reported	Immaterial Correction	As Corrected
Retained earnings	742,185	(58,542)	683,643
Corrected Earnings Per Share:

	Year Ended December 31, 2024
	As Reported	Immaterial Correction	As Corrected
Net income (loss) from continuing operations per share attributable to stockholders
Basic	$(0.13)	$(1.24)	$(1.37)
Diluted	$(0.13)	$(1.24)	$(1.37)
Net income (loss) per share attributable to shareholders
Basic	$(10.71)	$(1.25)	$(11.96)
Diluted	$(10.71)	$(1.25)	$(11.96)
Note 2. Basis of Presentation and Significant Accounting Policies
Corrected rollforward of redeemable NCI:

	Year Ended December 31, 2024
	As Reported	Immaterial Correction	As Corrected
Beginning balance	$17,079	$—	$17,079
Fair value of redeemable NCI at acquisition date	185,469	—	185,469
Net income attributable to redeemable NCI (ASC 810)	(1,282)	—	(1,282)
Distributions	(2,391)	—	(2,391)
Adjustment to redemption value (ASC 480)	(53,210)	58,542	5,332
Foreign exchange	(4,805)	—	(4,805)
Ending balance	$140,860	$58,542	$199,402
Reclassifications and Rounding
Reclassifications have been made to prior years' amounts to conform to the current year's presentation. This includes reclassifying held-for-sale assets and liabilities of Octave's financial guarantee business which is being reported as a discontinued operation. Certain amounts and tables in the consolidated financial statements and associated notes may not add due to rounding.

Octave Specialty Group, Inc.	60	2025 Form 10-K

OCTAVE SPECIALTY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)
Adopted Accounting Standards
Income Taxes:
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The enhancements in the ASU include the following:
•Within the rate reconciliation table, disclosure of additional categories of information about federal, state, and foreign income taxes and provision of more details about reconciling items in some categories if the items meet a quantitative threshold.
•Annual disclosure of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes and further disaggregated by jurisdiction based on a quantitative threshold.
•Other disclosures include: (i) income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign amounts and (ii) income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign.
Octave has adopted this ASU prospectively for the annual reporting period ending December 31, 2025.
There have been no other new accounting standards adopted during the year ended December 31, 2025.
Future Application of Accounting Standards and Required Disclosures
Credit Losses for Accounts Receivable and Contract Assets:
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
The ASU is effective for interim and annual periods beginning after December 15, 2025. The standard is not expected to have a material impact on Octave's financial statements.
Goodwill and Other — Internal-Use Software
In September 2025, the FASB issued ASU 2025-06, Intangibles— Goodwill and Other— Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal Use Software. This standard is intended to increase the operability of the accounting guidance for internal-use software development costs considering the evolution of software development methods. Amendments remove references to prescriptive and sequential project stages, requiring entities to start capitalizing costs when: (i) management has authorized and committed to funding the project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended.
The ASU is effective for interim and annual periods beginning after December 15, 2027 with early adoption permitted. Octave has not determined if it will early adopt this ASU and is evaluating its impact on Octave's financial statements.
Expense Disaggregation Disclosures:
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The enhanced disclosures requirements include the following:
•Disclose the amounts of certain expense categories included in each relevant expense caption. Those categories applicable to Octave include employee compensation, depreciation, and intangible asset amortization. A relevant expense caption is an expense caption presented on the face of the income statement within continuing operations that contains any of the expense categories listed above.
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
The ASU is effective for annual periods beginning after December 15, 2026 and for interim reporting periods after December 15, 2027 with early adoption permitted. Octave has not determined if it will early adopt this ASU and is evaluating the impact on Octave's financial statements.

Octave Specialty Group, Inc.	61	2025 Form 10-K

OCTAVE SPECIALTY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)
3.    SEGMENT INFORMATION
The Company reports its results of continuing operations in two segments: Specialty Property and Casualty Insurance and ID. These reportable segments offer distinct products and services as further described in Note 1. Background and Business Description. The operating entities within each segment are wholly or majority owned by separate intermediate holding companies: Everspan Holdings, LLC for Specialty Property and Casualty Insurance and Octave Partners LLC for ID. The Company's segments have separate management teams with incentive compensation structures based on segment level performance. Financial reporting for each segment is regularly provided to the Company's Chief Executive Officer, who is the chief operating decision maker ("CODM"), for purposes of monitoring the businesses, assessing performance and allocating resources.
The following tables summarize the components of the Company’s total revenues and expenses and pretax income (loss) by reportable business segment. Information provided below for “Corporate and Other” primarily relates to the operations of OSG, which will include investment income on its investment portfolio and costs to maintain the operations of OSG, including public company reporting, capital management and business development costs for the acquisition and development of new business initiatives. As a result of the Company reporting the results of operations of AAC as discontinued operations, certain corporate costs charged to AAC totaling $6,786, $14,919, and $19,367 for the years ended December 31, 2025, 2024 and 2023, respectively, have been reported in Net income from continuing operations on the Consolidated Statements of Total Comprehensive Income and included in Corporate and Other in the tables below.

Octave Specialty Group, Inc.	62	2025 Form 10-K

OCTAVE SPECIALTY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

	Year Ended December 31, 2025				Year Ended December 31, 2024
	Reportable Segments				Reportable Segments
	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Total	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Total
Revenues:
Commissions		$143,381		143,381		$92,023		$92,023
Servicing and other fees		20,419		20,419		6,353		6,353
Net premiums earned	$67,232			67,232	$99,005			99,005
Program fees	14,322			14,322	13,506			13,506
Investment income	6,811	1,514	$2,323	10,647	6,400	787	$7,261	14,448
Other	38	(1,588)	(3,230)	(4,780)	7,409	73	2,998	10,480
Total revenues from Continuing Operations (1)	88,403	163,726	(907)	251,222	126,320	99,236	10,259	235,815
Less:
Commissions		37,037		37,037		40,876		40,876
Loss and loss adjustment expenses	47,193			47,193	72,626			72,626
Policy acquisition costs	15,790			15,790	23,666			23,666
Intangible amortization and depreciation		38,734	3,218	41,952		18,083	1,864	19,947
Interest expense		18,640		18,640		9,379		9,379
Compensation expense	12,245	63,761	33,841	109,847	10,201	28,353	25,791	64,346
Non Compensation expense	9,845	26,010	45,922	81,777	7,605	10,354	46,861	64,820
Total expenses from continuing operations	85,073	184,182	82,981	352,236	114,098	107,045	74,516	295,660
Segment pretax income (loss)	3,330	(20,456)	(83,888)	(101,014)	12,222	(7,809)	(64,257)	(59,845)
Segment income tax expense (benefit)	374	(5,103)	(482)	(5,211)	1,753	(928)	(1,748)	(924)
Segment net income (loss)	2,956	(15,353)	(83,406)	(95,803)	10,469	(6,881)	(62,509)	(58,921)
Segment net (income) loss attributable to NCI	—	(2,601)		(2,601)	2	(363)		(361)
Net income (loss) attributable to shareholders	$2,956	$(17,954)	$(83,406)	$(98,404)	$10,471	(7,244)	(62,509)	$(59,282)

Reconciliation to consolidated net income (loss) attributable to shareholders
Discontinued operations				(163,288)				(497,167)
Net income (loss) attributable to shareholders				$(261,692)				$(556,449)

Reconciliation of segment assets to consolidated total assets
Total assets	$894,692	$1,243,979	$84,646	$2,223,317	$751,272	$900,222	$139,684	$1,791,178
Discontinued operations				$—				$6,267,200
Total consolidated assets				$2,223,317				$8,058,378

EBITDA Reconciliation
Segment net income (loss)	$2,956	$(15,353)	$(83,406)	$(95,803)	$10,469	$(6,881)	$(62,509)	$(58,921)
Adjustments:
Interest expense		18,640		18,640		9,379		9,379
Income taxes	374	(5,103)	(482)	(5,211)	1,753	(928)	(1,748)	(924)
Depreciation	—	690	3,218	3,908	—	481	1,864	2,345
Intangible amortization		38,044		38,044		17,602		17,602
EBITDA	3,330	36,918	(80,670)	(40,422)	12,222	19,653	(62,393)	(30,518)
Add: Impact of noncontrolling interests		(14,507)		(14,507)		(6,448)		(6,448)
EBITDA attributable to shareholders	$3,330	$22,411	$(80,670)	$(54,929)	$12,222	$13,205	$(62,393)	$(36,966)
(1)Inter-segment revenues and inter-segment pre-tax income (loss) amounts are insignificant and are not presented separately.

Octave Specialty Group, Inc.	63	2025 Form 10-K

OCTAVE SPECIALTY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

	Year Ended December 31, 2023
	Reportable Segments
	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Total
Revenues:
Commissions		$51,281		51,281
Net premiums earned	$51,911			$51,911
Program fees	8,437			8,437
Investment income	3,795	64	$9,298	13,159
Other	(42)	200	(218)	(60)
Total revenues from continuing operations	64,101	51,546	9,080	124,728
Less:
Loss and loss adjustment expenses	36,712			36,712
Policy acquisition costs	10,557			10,557
Commissions		29,465		29,465
Intangible amortization and depreciation		4,194	1,036	5,230
Interest expense	—	—		—
Compensation expense	10,853	7,951	29,664	48,468
Non Compensation expense	5,596	2,647	10,274	18,517
Total expenses from Continuing Operations (1)	63,718	44,257	40,974	148,949
Segment pretax income (loss)	383	7,289	(31,894)	(24,221)
Segment income tax expense (benefit)	48	156	(1,193)	(989)
Segment net income (loss)	335	7,133	(30,701)	(23,232)
Segment net (income) loss attributable to NCI	(1)	(1,318)		(1,319)
Net income (loss) attributable to shareholders	$334	$5,815	$(30,701)	$(24,551)

Reconciliation to consolidated net income (loss) attributable to shareholders
Discontinued operations				28,183
Net income (loss) attributable to shareholders				$3,632

Reconciliation of segment assets to consolidated total assets
Total assets	523,179	154,846	233,839	$911,864
Discontinued operations				7,516,456
Total consolidated assets				$8,428,320

Segment net income (loss)	$335	$7,133	$(30,701)	$(23,232)
Adjustments:
Interest expense	—	—	—	—
Income taxes	48	156	(1,193)	(989)
Depreciation	—	42	1,036	1,078
Intangible amortization	—	4,152	—	4,152
EBITDA	383	11,483	(30,858)	(18,991)
Add: Impact of noncontrolling interests		(2,102)		(2,102)
EBITDA attributable to shareholders	$383	$9,381	$(30,858)	$(21,093)

(1)Inter-segment revenues and inter-segment pre-tax income (loss) amounts are insignificant and are not presented separately.
Geographic Information
Revenue is primarily recognized based on the country in which the services are performed. The following table shows the geographic breakdown of revenue:

Year Ended December 31,	2025	2024	2023
United States	$172,321	$212,605	$124,728
United Kingdom	78,901	23,210	—
Total revenues	$251,222	$235,815	$124,728
4.    BUSINESS COMBINATION
On October 31, 2025, Octave Specialty Group, (the “Company”) completed its previously announced acquisition of ArmadaCorp Capital, LLC (“ArmadaCorp) pursuant to the Membership Interest Purchase Agreement dated October 31, 2025, for total consideration of approximately $250,000 in cash, financed in part with borrowings of $120,000 made concurrent with the acquisition (the “Transaction”).
The acquisition was accounted for as a business combination using the acquisition method of accounting. The Company has finalized its fair value estimates of the acquired asset and assumed liabilities as of December 31, 2025 and no subsequent adjustments will be made within the permitted measurement period as defined by ASC 805.
The following table summarizes the consideration transferred for this acquisition and the estimated fair values of the identified assets acquired and liabilities assumed at the acquisition date:

Fair value of consideration transferred:
Cash	$250,000
Less: incentive payments	(6,491)
Net cash consideration	$243,509
Recognized amounts of assets acquired and liabilities assumed:
Cash and equivalents	$27,549
Accounts receivable	6,246
Other assets	4,092
Intangible assets	146,000
Goodwill	94,044
Premium payable	(16,377)
Other liabilities	(18,045)
Total	$243,509
Incentive payments represent amounts netted against the purchase prince to fund short-term and long-term incentive compensation and retention payments to the management of ArmadaCare.
Goodwill was recorded to reflect the excess purchase consideration over net assets acquired and primarily consists of the future economic benefits that we expect to receive as a result of the acquisition, driven by the value of potential future distribution and carrier relationships and synergies with other Octave business operations. All of the $94,044 of goodwill was assigned to the ID segment. The goodwill is deductible for tax purposes over 15 years.

Octave Specialty Group, Inc.	64	2025 Form 10-K

OCTAVE SPECIALTY GROUP, INC. AND SUBSIDIARIES
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
The following table sets forth the estimated fair values of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

	Fair Value	Useful Life in Years
Armada
Customer relationships	$138,000	15.0
Trade names	$8,000	15.0
Total	$146,000
The customer relationships intangible represents existing relationships ArmadaCorp maintains with a variety of existing distributors and customers across its product. It excludes the value of potential future distribution relationships that may be developed, which is included in goodwill. The trade name intangible represents the rights to the Armada trade name which is well known in the marketplace in which ArmadaCorp operates.
The overall weighted average useful life of the identified amortizable intangible assets acquired is 7.9 years for ArmadaCorp.
The acquired business contributed revenues of $4,998 and net income of $378 to Octave for the period from November 1, 2025, to December 31, 2025. The following unaudited pro forma summary presents consolidated information of Octave as if the business combination had occurred on January 1, 2024.

	Year Ended December 31,
Pro forma (unaudited)	2025	2024
Revenues	$292,022	$274,816

Net (loss) from continuing operations	$(50,687)	$(75,809)

Octave did not have any material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and net income.
These pro forma amounts have been calculated after applying Octave's accounting policies and adjusting the results of the acquired company to reflect amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied from January 1, 2024 with the consequential tax effects.
In 2025 and 2024, Octave incurred $7,796 and $27,388 of acquisition-related costs. These expenses are included in general and administrative expense on Octave's consolidated statement of comprehensive income (loss) for the years ended December 31, 2025 and 2024. In the table above, these expenses are reflected in the pro forma net income for the years ended December 31, 2025 and 2024.
5.    DISCONTINUED OPERATIONS
Sale of Ambac Assurance Corporation ("AAC")
On September 29, 2025, pursuant to the stock purchase agreement dated as of June 4, 2024, as amended by the First Amendment thereto dated as of July 3, 2025, (the "Purchase Agreement") and the Letter Agreements dated July 3, 2025, and September 22, 2025 with American Acorn Corporation (the “Buyer”), a Delaware corporation owned by funds managed by Oaktree Capital Management, L.P., OSG sold all of the issued and outstanding shares of common stock of AAC, a wholly-owned subsidiary of OSG, to the Buyer for $420,000 in cash (the "Sale"). The Buyer acquired complete ownership of the common stock of AAC and all of its wholly owned subsidiaries, including Ambac Assurance UK Limited. In connection with and pursuant to the Purchase Agreement, OSG issued to Buyer a warrant exercisable for 5,092,707 shares of common stock, par value $0.01, of OSG. The warrant has an exercise price per share of $18.50 and expires March 29, 2032. Under the terms of the Letter Agreement dated July 3, 2025 between the parties to the Purchase Agreement, the Buyer may convert the warrant at a value equal to its Black-Sholes value, over specified time periods, with the conversion value delivered in shares of OSG common stock or cash at OSG's election. In addition, the Buyer made an incremental payment to OSG totaling $4,300 to resolve other agreed upon matters.
OSG recorded an expected loss on sale in the Statement of Comprehensive Income (Loss) for the year ended December 31, 2024 of $(570,145), equal to the difference between the sale proceeds (net of the value of the warrants to be issued) and the carrying value of AAC's net assets held-for-sale, less expected closing costs. OSG recorded adjustments to the loss on sale of AAC equal to $(117,468) for the year ended December 31, 2025, reflecting remeasurement of net assets held-for-sale, changes in fair value of the warrant issued to Buyer, other agreed upon payments, and re-estimation of closing costs during the periods leading up to the final Sale closing. The loss on sale for the year ended December 31, 2025, included the reclassification of net unrealized gains (losses) on available-for-sale investment securities, cumulative foreign currency translation adjustments and cumulative credit risk changes of fair value option liabilities attributable to AAC and subsidiaries, totaling $(85,096), from Accumulated Other Comprehensive Income (Loss) ("AOCI") to Net income (loss) from discontinued operations at Sale closing.
The components of the loss on sale, reflected in the valuation allowance on net assets of discontinued operations as of

Octave Specialty Group, Inc.	65	2025 Form 10-K

OCTAVE SPECIALTY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)
December 31, 2024 and at Sale closing on September 29, 2025, are summarized below:

	Sale Closing on September 29, 2025	December 31, 2024
Fair value of net consideration to be received	$407,300	$399,727
Less: estimated closing costs	7,098	7,235
	400,202	392,492
Carrying amount of net assets held-for-sale	1,002,719	962,637
Reclassification of AOCI	$(85,096)
Loss on disposal	$(687,613)	$(570,145)
The following table summarizes the major classes of assets and liabilities of discontinued operations on the Consolidated Balance Sheet at December 31, 2024 after elimination of intercompany balances:

December 31, 2024
ASSETS:
Total investments	$2,226,505
Cash and equivalents	8,322
Premiums receivable	217,096
Reinsurance recoverable on paid and unpaid losses	25,274
Deferred ceded premiums	79,074
Subrogation recoverable	113,962
Intangible assets	213,457
Other assets, net	49,396
VIE assets (including restricted cash of $57,754)	3,904,259
Valuation allowance on assets held-for-sale	(570,145)
Total assets held-for-sale	$6,267,200
LIABILITIES:
Unearned premiums	$228,177
Loss and loss adjustment reserves	577,167
Ceded premiums payable	56,404
Long-term debt and accrued interest	1,046,658
Other liabilities, net	105,772
VIE liabilities	3,873,507
Total liabilities held-for-sale	$5,887,685
The following table summarizes the major line items constituting net income (loss) from discontinued operations reconciled to net income (loss) from discontinued operations presented in the Consolidated Statement of Comprehensive Income (Loss):

	Year ended December 31,
	2025	2024	2023
REVENUES:
Net premiums earned	$15,145	$23,879	$26,040
Net investment income	100,203	133,933	126,957
Net investment gains (losses), including impairments	(12,616)	4,416	(22,507)
Net gains (losses) on derivative contracts	302	3,958	(699)
Other revenues	18,016	31,096	14,533
Total revenues	121,050	197,282	144,324
EXPENSES:
Loss and loss adjustment expenses (benefit)	10,444	(45,767)	(69,320)
Intangible amortization	17,097	30,508	24,736
General & administrative and other expenses	81,034	57,491	88,306
Interest expense	47,617	63,587	64,025
Total expenses	156,192	105,819	107,747
Pretax income (loss)	(35,142)	91,463	36,577
Provision for income taxes	10,678	18,485	8,394
Loss on disposal	(117,468)	(570,145)	—
Net income (loss) from discontinued operations	$(163,288)	$(497,167)	$28,183
Significant Accounting Policies
The held-for-sale assets and liabilities and results of operations were subject to certain additional significant accounting policies to those described in Note 2. Basis of Presentation and Significant Accounting Policies.
Fair value of assets held-for-sale:
Total assets held-for-sale are carried at fair value as of December 31, 2024. The Fair Value Measurement Topic of the ASC specifies a fair value hierarchy based on whether the inputs to valuation techniques used to measure fair value are observable or unobservable. Measurement of fair value of assets held-for-sale was based on information from the purchase agreement and other unobservable information and was considered by management to be a Level 3 valuation under the Fair Value Measurement Topic of the ASC.
Investments:
Equity interests in pooled investment funds which are accounted for in accordance with the Investments - Equity Securities Topic of the ASC include equity interests in the form of common stock or in-substance common stock which are classified as trading securities and reported at fair value with changes in fair value reported through income.
Investments in fixed maturity securities classified at trading are reported within Assets held-for-sale at fair value with unrealized gains and losses reported through income.
Consolidation of Variable Interest Entities:
The consolidated financial statements include the accounts of VIEs for which AAC or Ambac UK was deemed the primary beneficiary in accordance with the Consolidation Topic of the ASC. A VIE is an entity: (a) that lacks enough equity investment at risk to permit the entity to finance its activities

Octave Specialty Group, Inc.	66	2025 Form 10-K

OCTAVE SPECIALTY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)
without additional subordinated financial support from other parties; or (b) where the group of equity holders does not have: (1) the power, through voting rights or similar rights, to direct the activities of an entity that most significantly impact the entity’s economic performance; (2) the obligation to absorb the entity’s expected losses; or (3) the right to receive the entity’s expected residual returns. The determination of whether a variable interest holder was the primary beneficiary involved performing a qualitative analysis of the VIE that includes, among other factors, its capital structure, contractual terms including the rights of each variable interest holder, the activities of the VIE, whether the variable interest holder had the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, whether the variable interest holder had the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE, related party relationships and the design of the VIE. An entity that was deemed the primary beneficiary of a VIE was required to consolidate the VIE.
We determined that AAC or Ambac UK generally had the obligation to absorb a Legacy Financial Guarantee ("LFG") VIE's expected losses given that they had issued financial guarantees supporting certain liabilities (and in some cases certain assets). AAC consolidated certain LFG VIEs in cases where we also have the power to direct the activities that most significantly impact the VIE’s economic performance. A VIE was generally deconsolidated in the period that AAC or Ambac UK no longer had such control rights.
The impact of consolidating such LFG VIEs on Octave’s balance sheet was the elimination of transactions between the consolidated LFG VIEs and AAC or Ambac UK and the inclusion of the LFG VIE’s third party assets and liabilities. For a financial guarantee insurance policy issued to a consolidated VIE, Octave did not reflect the financial guarantee insurance policy in accordance with the related insurance accounting rules under the Financial Services — Insurance Topic of the ASC. Consequently, upon consolidation, Octave eliminated the insurance assets and liabilities associated with the policy from the Consolidated Balance Sheets, including premium receivables, unearned premiums, loss and loss expense reserves, and insurance intangible assets. For investment securities owned by AAC or Ambac UK that were debt instruments issued by the VIE, the associated debt and investment balances were eliminated upon consolidation.
Generally, AAC had elected the fair value option for consolidated LFG VIE financial assets and financial liabilities, except in cases where AAC or Ambac UK was involved in the design of the VIE and was granted control rights at its inception or when the financial liabilities are primarily supported by non-financial assets. The election to use the fair value option was made on an instrument by instrument basis.
In cases where the fair value option had not been elected, the LFG VIE's invested assets were fixed maturity securities and were classified as either available-for-sale or trading as defined by the Investments - Debt Securities Topic of the ASC.
When the fair value option was elected for LFG VIE long-term debt, changes in the fair value of the long-term debt was reported in income on the Consolidated Statements of Total Comprehensive Income (Loss), except for the portion of the total change in fair value of financial liabilities caused by changes in the instrument-specific credit risk which was presented separately in Other comprehensive income (loss). In cases where the fair value option was not elected, the LFG VIEs' long-term debt was carried at par less unamortized discount, with interest expense reported in income on the Consolidated Statements of Total Comprehensive Income (Loss).
Consolidated VIE assets and liabilities were presented in VIE assets and VIE liabilities in the above table. Results of consolidated VIEs were included in other revenues above.
Financial Guarantee Insurance Intangible:
Upon Octave's emergence from bankruptcy in 2013, an insurance intangible asset was recorded which represented the difference between the fair value and aggregate carrying value of the financial guarantee insurance and reinsurance assets and liabilities. The carrying values of financial guarantee insurance and reinsurance contracts continue to be reported and measured in accordance with their existing accounting policies. Pursuant to the Financial Services-Insurance Topic of the ASC, the insurance intangible was to be measured on a basis consistent with the related financial guarantee insurance and reinsurance contracts. The initial insurance intangible asset was assigned to groups of insurance and reinsurance contracts with similar characteristics and has been amortized using a level-yield method based on par exposure of the related groups.
Legacy Financial Guarantee Loss and Loss Adjustment Expenses:
The loss and loss adjustment expense reserve (“loss reserve”) policy related only to Octave’s non-derivative financial guarantee insurance business for insurance policies issued to beneficiaries, including VIEs, for which we do not consolidate the VIE. Losses and loss expenses were based upon estimates of the ultimate aggregate losses inherent in the insured portfolio as of the reporting date.
A loss reserve was recorded on the balance sheet on a policy-by-policy basis based upon the present value ("PV") of expected net claim cash outflows or expected net recovery cash inflows, discounted at risk-free rates. The estimate for future net cash flows consider the likelihood of all possible outcomes that may occur from missed principal and/or interest payments on the insured obligation. This estimate also considered future recoveries related to remediation strategies and other contractual or subrogation-related cash flows.
▪Net claim cash outflow policies represented contracts where the PV of expected cash outflows are greater than the PV of expected recovery cash inflows. For such policies, a “loss and loss adjustment expense reserves” liability was recorded for the excess of the PV of expected net claim cash outflows over the unearned premium revenue.
▪Net recovery cash inflow policies represented contracts where the PV of expected recovery cash inflows were

Octave Specialty Group, Inc.	67	2025 Form 10-K

OCTAVE SPECIALTY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)
greater than the PV of expected claim cash outflows. For such policies, a “Subrogation recoverable” asset was recorded.
The evaluation process for determining expected losses was subject to certain judgments based on our assumptions regarding the probability of default by the issuer of the insured security, probability of settlement outcomes (which may include commutation settlements, refinancing and/or other settlement outcomes) and expected severity of credits for each insurance contract. Octave’s loss reserves are based on management’s ongoing review of the financial guarantee credit portfolio. Active surveillance of the insured portfolio enables Octave’s Risk Management Group ("RMG") to track credit migration of insured obligations from period to period and update internal classifications and credit ratings for each transaction. Non-adversely classified credits are assigned a Class I rating while adversely classified credits are assigned a rating ranging from Class IA ("Potential Problem with Risks to be Dimensioned") through Class V (“Fully Reserved”). The criteria for an exposure to be assigned an adversely classified credit rating includes the deterioration of an issuer’s financial condition, underperformance of the underlying collateral (for collateral dependent transactions such as mortgage-backed or student loan securitizations), poor performance by the servicer of the underlying collateral and other adverse economic events or trends. The servicer of the underlying collateral of an insured securitization transaction was a consideration in assessing credit quality because the servicer’s performance can directly impact the performance of the related issue. All credits were assigned risk classifications by RMG using established guidelines.
The population of credits evaluated in Octave’s loss reserve process were: (i) all adversely classified credits and (ii) non-adversely classified credits which had an internal Octave rating downgrade since the transaction’s inception. One of two approaches is then utilized to estimate losses to ultimately determine if a loss reserve should be established.
▪The first approach was a statistical expected loss approach, which considers the likelihood of all possible outcomes. The “base case” statistical expected loss was the product of: (i) the par outstanding on the credit; (ii) internally developed default information (taking into consideration internal ratings and average life of an obligation); (iii) internally developed loss severities; and (iv) a discount factor. The loss severities and default information were based on rating agency information, were specific to each bond type and were established and approved by senior RMG officers. For certain credit exposures, Octave’s additional monitoring, loss remediation efforts and probabilities of potential settlement outcomes may provide information relevant to adjust this estimate of “base case” statistical expected losses. RMG may accept the “base case” statistical expected loss as the best estimate of expected loss or assign multiple probability weighted scenarios to determine an adjusted statistical expected loss that better reflects management’s view of a given transaction’s expected losses, as well as the potential for additional remediation activities (e.g., commutations).
▪The second approach entails the use of cash-flow based models to estimate expected losses (future claims, net of potential recoveries, expected to be paid to the holder of the insured financial obligation). Octave’s RMG group will consider the likelihood of all possible outcomes and develop appropriate cash flow scenarios. This approach can include the utilization of internal or third party models and tools to project future losses and resultant claim payment estimates. We utilize cash flow models for RMBS, student loans and other exposures. RMBS and student loan models use historical performance of the collateral pools in order to then derive future performance characteristics, such as default and voluntary prepayment rates, which in turn determine projected future claim payments. In other cases, such as many public finance exposures we do not specifically forecast resources available to pay debt service in the cash flow model itself. Rather, we consider the issuers’ overall ability and willingness to pay, including the fiscal, economic, legal and political framework to develop projected future claim payment estimates. In this approach, a probability-weighted expected loss estimate was developed based on assigning probabilities to multiple claim payment scenarios and applying an appropriate discount factor. Additionally, we consider the issuer’s ability to refinance an insured issue, Octave’s ability to execute a potential settlement (i.e., commutation) of the insurance policy, including the impact on future installment premiums, and/or other restructuring possibilities in our scenarios. The commutation scenarios and the related probabilities of occurrence vary by transaction, depending on our view of the likelihood of negotiating such a transaction with issuers and/or investors.
The discount factor applied to the statistical expected loss approach was based on a risk-free discount rate corresponding to the remaining expected weighted-average life of the exposure and the exposure currency. For the cash flow scenario approach, discount factors were applied based on a risk-free discount rate term structure and correspond to the date of each respective cash flow payment or recovery and the exposure currency. Discount factors were updated for the current risk-free rate each reporting period.
Octave establishes loss expense reserves based on our estimate of expected net cash outflows for loss expenses, such as legal and consulting costs.
Long-term Debt
Long-term debt issued was carried at par value less unamortized discount. Accrued interest and discount accretion on long-term debt was reported through income on the Consolidated Statements of Total Comprehensive Income (Loss). To the extent Octave repurchases or redeems its long-term debt, such repurchases or redemptions may be settled for an amount different than the carrying value of the obligation. Any difference between the payment and carrying value of the obligation was reported in income on the Consolidated Statements of Total Comprehensive Income (Loss). For surplus note repurchases, the pro-rata purchase price related to principal

Octave Specialty Group, Inc.	68	2025 Form 10-K

OCTAVE SPECIALTY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)
and accrued interest was reported as a financing and operating activity, respectively, on the Statement of Cash Flows.
On September 29, 2025, the Company completed the sale of AAC, and accordingly, the Company no longer had surplus notes outstanding as they are obligations of AAC.
Ambac UK debt, issued in connection with the commutation of an exposure on June 18, 2019, had a par value of $40,600 and a carrying value of $18,079 at December 31, 2024. The Ambac UK debt had a legal maturity of May 2, 2036. Interest on the Ambac UK debt was at an annual rate of 0.0%. The Ambac UK debt was recorded at its fair value at the date of issuance with the discount amortizing at an effective interest rate of 7.4%.
NOL & Investment Interest Carryforward
As of December 31, 2024, AAC had (i) $1,952,621 of NOLs, which if not utilized will begin expiring in 2030, and will fully expire in 2045, and (ii) $110,494 of interest expense tax deduction carryover, which had an indefinite carryforward period but was limited in any particular year based on certain provisions. AAC had maintained a full valuation allowance since 2010.
6.    INVESTMENTS
Octave’s invested assets are primarily comprised of (i) fixed maturity securities classified as either available-for-sale, (ii) investment in limited partnership which is reported within Other investments on the Consolidated Balance Sheets and (iii) preferred equity investments which are reported within Other investments on the Consolidated Balance Sheets. Interests in pooled investment funds are limited partner interests and are reported using the equity method.
Fixed Maturity Securities
The amortized cost and estimated fair value of available-for-sale investments, at December 31, 2025 and 2024 were as follows:

	December 31, 2025					December 31, 2024
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses
Fixed maturity securities:
Municipal obligations	$11,697	$—	$121	$228	$11,590	$14,646	—	7	570	14,083
Corporate obligations	67,881	—	634	1,942	66,573	92,990	—	107	3,905	89,192
U.S. government obligations	35,190	—	365	131	35,424	41,706	—	98	809	40,995
Residential mortgage-backed securities	1,604	—	—	7	1,597	2,475	—	—	29	2,446
Commercial mortgage-backed securities	3,307	—	42	8	3,341	2,127	—	8	34	2,101
Collateralized debt obligations	1,963	—	12	—	1,975	3,131	—	13	2	3,142
Other asset-backed securities	1,772	—	23	—	1,795	5,049	—	14	2	5,061
	123,414	—	1,197	2,316	122,295	162,124	—	247	5,351	157,020
Short-term	146,434	—	8	—	146,442	127,588	—	13	—	127,601
Total available-for-sale investments	$269,848	$—	$1,205	$2,316	$268,737	$289,712	$—	$260	$5,351	$284,621
The amortized cost and estimated fair value of available-for-sale investments, at December 31, 2025, by contractual maturity, were as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$180,013	$179,824
Due after one year through five years	32,409	31,588
Due after five years through ten years	47,801	47,619
Due after ten years	979	998
	261,202	260,029
Residential mortgage-backed securities	1,604	1,597
Commercial mortgage-backed securities	3,307	3,341
Collateralized debt obligations	1,963	1,975
Other asset-backed securities	1,772	1,795
Total	$269,848	$268,737
Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.
Unrealized Losses on Fixed Maturity Securities
The following table shows gross unrealized losses and fair values of Octave’s available-for-sale investments, which at December 31, 2025, did not have an allowance for credit losses under the CECL standard. This information is aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2025 and 2024:

Octave Specialty Group, Inc.	69	2025 Form 10-K

OCTAVE SPECIALTY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

	December 31, 2025						December 31, 2024
	Less Than 12 Months		12 Months or More		Total		Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Fixed maturity securities:
Municipal obligations	$535	$16	$5,820	$212	$6,355	$228	6,042	112	6,582	458	$12,624	$570
Corporate obligations	1,807	10	30,751	1,932	32,558	1,942	23,784	269	46,612	3,636	70,396	3,905
U.S. government obligations	2,206	14	9,491	117	11,697	131	15,919	344	14,818	465	30,737	809
Residential mortgage-backed securities	—	—	1,596	7	1,596	7	2,446	29	—	—	2,446	29
Commercial mortgage-backed securities	763	8	—	—	763	8	738	34	—	—	738	34
Collateralized debt obligations	—	—	—	—	—	—	655	2	—	—	655	2
Other asset-backed securities	—	—	—	—	—	—	1,428	2	—	—	1,428	2
Total temporarily impaired securities	5,311	48	47,658	2,268	52,969	2,316	$51,012	$792	$68,012	$4,559	$119,024	$5,351

Management has determined that the securities in the above table do not have credit impairment as of December 31, 2025 and 2024 based upon (i) no actual or expected principal and interest payment defaults on these securities and (ii) analysis of the creditworthiness of the issuer.
Octave’s assessment about whether a security is credit impaired reflects management’s current judgment regarding facts and circumstances specific to the security and other factors. If that judgment changes, Octave may record a charge for credit impairment in future periods.
The declines in fair value and resultant unrealized losses across asset classes as of December 31, 2025 included in the above table resulted primarily from the impact of increasing interest rates since the securities were purchased. Management has determined that the securities with unrealized losses are not credit impaired. Further discussion of management's assessment with respect to security categories with larger unrealized loss balances is below.
Corporate obligations
The gross unrealized losses on corporate obligations as of December 31, 2025, resulted primarily from an increase in interest rates since the securities were purchased. Management believes that the full and timely receipt of all principal and interest payment on corporate obligations with unrealized losses as of December 31, 2025, is probable.
Investment Income (Loss)
Net investment income (loss) was comprised of the following for the affected periods:

Year Ended December 31,	2025	2024	2023
Fixed maturity securities	$5,175	$4,895	$3,696
Short-term investments	6,014	10,033	9,287
Investment expense	(273)	(365)	(296)
Securities available-for-sale and short-term	10,916	14,563	12,687
Other investments	(269)	(115)	472
Total net investment income (loss)	$10,647	$14,448	$13,159
Net investment income (loss) from Other investments primarily represents changes in fair value on equity securities including income from investment limited partnership and other equity interests accounted for under the equity method.
Net Investments Gains (Losses), including Impairments
The following table details amounts included in net investment gains (losses) and impairments included in earnings for the affected periods and are included in Revenues, other on the Statements of Total Comprehensive Income (Loss):

Year Ended December 31,	2025	2024	2023
Gross realized gains on securities	$526	$6,068	$57
Gross realized losses on securities	(3)	(47)	(38)
Credit impairments	(3,100)	(6,517)	—
Net investment gains (losses), including impairments	$(2,577)	$(496)	$19
Octave had an allowance for credit losses $0 and $0 at December 31, 2025 and 2024, respectively.
Octave did not purchase any financial assets with credit deterioration for the years ended December 31, 2025 and 2024.
Deposits with Regulators and Other Restrictions
Securities carried at $34,016 and $22,861 at December 31, 2025 and 2024, respectively, were deposited by Octave's insurance subsidiaries with governmental authorities or designated custodian banks as required by laws affecting insurance companies. Investments in fixed maturity securities of OSG carried at $153 as of December 31, 2025, were deposited as security in connection with a letter of credit issued for a corporate office lease. Fiduciary funds held by Octave's insurance distribution subsidiaries, carried at $2,656 and $2,845 at December 31, 2025 and 2024, respectively, are included in invested assets.
Other Investments
Octave's investment portfolio includes a limited partnership interest in a private equity fund which seeks to generate long-term capital appreciation through investments in private equity, equity-related and other instruments. The fair value of Octave's investment in the fund was $7,454 and $7,499 as of December 31, 2025 and 2024, determined using net asset value ("NAV") as a practical expedient. Redemptions may be made quarterly with 90 days notice subject to withdrawal limitations

Octave Specialty Group, Inc.	70	2025 Form 10-K

OCTAVE SPECIALTY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)
and/or redemption fees which vary with the timing and notification of withdrawal provided by the investor. Octave's unfunded commitments total $1,501 on this private equity fund at December 31, 2025.
Other investments also include preferred equity investments with a carrying value of $17,517 and $20,618 as of
December 31, 2025 and 2024, respectively, that do not have readily determinable fair values and are carried at cost, less any impairments as permitted under the Investments — Equity Securities Topic of the ASC. There were $(3,100), $(6,517), and $0 impairments recorded on these investments in the years ended December 31, 2025, 2024 and 2023, respectively.

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

Octave Specialty Group, Inc.	71	2025 Form 10-K

OCTAVE SPECIALTY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)
The following table sets forth the carrying amount and fair value of Octave’s financial assets and liabilities as of December 31, 2025 and 2024, including the level within the fair value hierarchy at which fair value measurements are categorized. As required by the Fair Value Measurement Topic of the ASC, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2025:					December 31, 2024:
	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:			Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
			Level 1	Level 2	Level 3			Level 1	Level 2	Level 3
Financial assets:
Fixed maturity securities:
Municipal obligations	$11,590	$11,590	$—	$11,590	$—	$14,083	$14,083	$—	$14,083	$—
Corporate obligations	66,573	66,573	—	66,573	—	89,192	89,192	—	89,192	—
U.S. government obligations	35,424	35,424	35,424	—	—	40,995	40,995	40,995	—	—
Residential mortgage-backed securities	1,597	1,597	—	1,597	—	2,446	2,446	—	2,446	—
Commercial mortgage-backed securities	3,341	3,341	—	3,341	—	2,101	2,101	—	2,101	—
Collateralized debt obligations	1,975	1,975	—	1,975	—	3,142	3,142	—	3,142	—
Other asset-backed securities	1,795	1,795	—	1,795	—	5,061	5,061	—	5,061	—
Fixed maturity securities, pledged as collateral:
Short term investments	146,442	146,442	146,442	—	—	127,601	127,601	127,601	—	—
Other investments (1)	24,971	7,454	—	—	—	28,294	7,499	—	—	—
Cash, cash equivalents and restricted cash	68,440	68,440	68,440	—	—	47,275	47,275	47,275	—	—
Other assets-Loans	—	—	—	—	—	3,434	3,434	—	—	3,434
Total financial assets	$362,148	$344,631	$250,306	$86,871	$—	$363,624	$342,829	$215,871	$116,025	$3,434
Financial liabilities:
Short-term debt, including accrued interest	$—	$—	$—	$—	$—	$152,560	$152,560	$—	$—	$152,560
Long term debt, including accrued interest	118,901	121,343	—	—	121,343	—	—	—	—	—
Derivative liabilities:
FX forward contracts	8	8	—	8	—	317	317	—	317	—
Total financial liabilities	$118,909	$121,351	$—	$8	$121,343	$152,877	$152,877	$—	$317	$152,560
(1)Excluded from the fair value measurement categories in the table above are investment funds of $7,454 and $7,499 as of December 31, 2025 and 2024, respectively, which are measured using NAV as a practical expedient. Also excluded from the fair value measurements in the table above are equity securities with a carrying value of $17,517 and $20,618 as of December 31, 2025 and 2024, respectively, that do not have readily determinable fair values and have carrying amounts determined using the measurement alternative.

Determination of Fair Value
When available, Octave uses quoted active market prices specific to the financial instrument to determine fair value and classifies such items within Level 1. The determination of fair value for financial instruments categorized in Level 2 or 3 involves judgment due to the complexity of factors contributing to the valuation. Third-party sources from which we obtain independent market quotes also use assumptions, judgments and estimates in determining financial instrument values and different third parties may use different methodologies or provide different values for financial instruments. In addition, the use of internal valuation models may require assumptions about hypothetical or inactive markets. As a result of these factors, the actual trade value of a financial instrument in the market, or exit value of a financial instrument position by Octave, may be significantly different from its recorded fair value.
Octave’s financial instruments carried at fair value are mainly comprised of investments in fixed maturity securities, equity interests in pooled investment funds, and derivative instruments. Valuation of financial instruments is performed by Octave’s finance group using methods approved by senior financial management with consultation from risk management and third-party portfolio managers as appropriate. Preliminary valuation results are discussed internally and with third-party portfolio managers as necessary quarterly to assess consistency with market transactions and trends as applicable. Market transactions such as trades or negotiated settlements of similar positions, if any, are reviewed to validate fair value model results. However, financial instruments valued using significant unobservable inputs have very little or no observable market activity. Methods and significant inputs and assumptions used to determine fair values across portfolios are reviewed quarterly by senior financial management. Other valuation control procedures specific to particular portfolios are described further below.
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

Octave Specialty Group, Inc.	72	2025 Form 10-K

OCTAVE SPECIALTY GROUP, INC. AND SUBSIDIARIES
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
Octave performs various review and validation procedures to quoted and modeled prices for fixed maturity securities, including price variance analyses, missing and static price reviews, overall valuation analysis by portfolio managers and finance managers and reviews associated with our ongoing impairment analysis. Unusual prices identified through these procedures will be evaluated further against alternative third-party quotes (if available), internally modeled prices and/or other relevant data, and the pricing source values will be challenged as necessary. Price challenges generally result in the use of the pricing source’s quote as originally provided or as revised by the source following their internal diligence process. A price challenge may result in a determination by either the pricing source or Octave management that the pricing source cannot provide a reasonable value for a security or cannot adequately support a quote, in which case Octave would resort to using either other quotes or internal models. Results of price challenges are reviewed by portfolio managers and finance managers.
Other Investments
Other investments includes investments in pooled investment funds carried under the equity method valued using NAV as a practical expedient as permitted under the Fair Value Measurement Topic of the ASC. Refer to Note 6. Investments for additional information about such investments in pooled funds that are reported at fair value using NAV as a practical expedient.
Derivative Instruments
As of December 31, 2025, Octave has foreign currency forward contracts and holds warrants to purchase preferred stock of a development stage company. The fair value of foreign currency forwards are determined using valuation models with observable market inputs. Fair value of the warrants are determined using a standard warrant valuation model with internally developed input assumptions.
Debt
Both the long-term and short-term debt as of December 31, 2025 and 2024 consists of SOFR indexed borrowing under credit facilities and are classified as Level 3.

Other Financial Assets
Included in Other assets are loans carried at amortized cost, the fair values of which are estimated based upon internal valuation models and are classified as Level 3.
Additional Fair Value Information for Financial Assets and Liabilities Accounted for at Fair Value
The following tables present the changes in the Level 3 fair value category for the periods presented in 2025, 2024 and 2023. Octave classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

Level-3 Financial Assets and Liabilities Accounted for at Fair Value
Year Ended	December 31, 2025			December 31, 2024			December 31, 2023
	Investments	Derivatives	Total	Investments	Derivatives	Total	Investments	Derivatives	Total
Balance, beginning of period	$—	$—	$—	$13,920	$656	$14,576	$12,341	$935	$13,276
Total gains/(losses) realized and unrealized:
Included in earnings	—	—	—	6,016	(656)	5,360	—	(279)	(279)
Included in other comprehensive income	—	—	—	125		125	784	—	784
Purchases	—	—	—	—		—	795	—	795
Issuances	—	—	—	—		—	—	—	—
Sales	—	—	—	—		—	—	—	—
Settlements	—	—	—	(20,061)		(20,061)	—	—	—
Balance, end of period	$—	$—	$—	$—	$—	$—	$13,920	$656	$14,576
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$(656)	$(656)	$—	$(279)	$(279)
The amount of total gains/(losses) included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—	$—	$784	$—	$784
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

Octave Specialty Group, Inc.	73	2025 Form 10-K

OCTAVE SPECIALTY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Gains and losses (realized and unrealized) relating to Level 3 assets and liabilities included in earnings for the affected periods are reported as follows:

	Net Investment Income	Net Gains (Losses) on Derivative Contracts
Year Ended December 31, 2025
Total gains (losses) included in earnings for the period	$—	$—
Changes in unrealized gains (losses) relating to financial instruments still held at the reporting date	—	—

Year Ended December 31, 2024
Total gains (losses) included in earnings for the period	$6,016	$(656)
Changes in unrealized gains (losses) relating to financial instruments still held at the reporting date	—	(656)

Year Ended December 31, 2023
Total gains (losses) included in earnings for the period	$—	$(278)
Changes in unrealized gains (losses) relating to financial instruments still held at the reporting date	—	(278)
8.    INSURANCE CONTRACTS
Premiums
The effect of reinsurance on premiums written and earned was as follows:

Year Ended December 31,	Direct	Assumed	Ceded	Net Premiums
2025:
Written	$329,089	$31,360	$286,551	$73,898
Earned	325,493	30,225	288,486	67,232
2024:
Written	$334,311	$48,459	$294,088	$88,682
Earned	298,121	57,081	256,197	99,005
2023:
Written	$233,702	$39,585	$193,462	$79,825
Earned	185,470	18,354	151,913	51,911
Premium Receivables, including Credit Impairments
Premium receivables at December 31, 2025 and 2024, were $75,085 and $57,222, respectively. Management evaluates premium receivables for expected credit losses ("credit impairment") in accordance with the CECL standard, which is further described in Note 2. Basis of Presentation and Significant Accounting Policies.
Below is a rollforward of the premium receivable allowance for credit losses as of December 31, 2025 and 2024:

Year Ended December 31,	2025	2024	2023
Beginning balance	$142	$69	$—
Current period provision	358	73	69
Write-offs of the allowance	—	—	—
Recoveries of previously written-off amounts	—	—	—
Ending balance	$500	$142	$69
At December 31, 2025 and 2024, $6,781 and $5,690 of premiums, respectively, were past due.
Loss and Loss Adjustment Expense Reserves
Below is the loss and loss reserve expense roll-forward, recoverable and reinsurance, for the affected periods.

Year Ended December 31,	2025	2024	2023
Beginning gross loss and loss adjustment expense reserves	$349,062	$197,089	$89,907
Reinsurance recoverable	270,081	156,301	80,155
Beginning balance of net loss and loss adjustment expense reserves	78,981	40,788	9,752
Losses and loss expenses incurred:
Current year	42,242	67,937	36,569
Prior years	4,951	4,689	143
Total (1)	47,193	72,626	36,712
Loss and loss adjustment expenses (recovered) paid:
Current year	9,939	16,202	3,798
Prior years	31,967	18,231	1,878
Total	41,906	34,433	5,676
Ending net loss and loss adjustment expense reserves	84,268	78,981	40,788
Reinsurance recoverable (2)	375,722	270,081	156,301
Ending gross loss and loss adjustment expense reserves	$459,990	$349,062	$197,089
(1)Total losses and loss expenses (benefit) is net of $(214,987), $(191,151) and $(113,622) for the years ended December 31, 2025, 2024 and 2023, respectively, related to ceded reinsurance.
(2)Represents reinsurance recoverable on future loss and loss adjustment expenses. Additionally, the Balance Sheet line "Reinsurance recoverable on paid and unpaid losses" includes reinsurance recoverables of $60,470, $36,210 and $8,765 as of December 31, 2025, 2024 and 2023, respectively, related to previously paid loss and loss adjustment expenses.
Prior accident years losses incurred development for the year ended December 31, 2025, was primarily driven by commercial auto loss experience, primarily related to programs currently in runoff, and excess liability claims activity. Commercial auto prior accident year loss experience primarily relates to 2022 and 2023 accident years, whereas excess liability loss experience primarily relates to claims activity in the 2024 accident year.
Prior accident years losses incurred development for the year end December 31, 2024, was primarily driven by commercial auto loss experience and a higher selected loss ratio for programs in runoff. In the fourth quarter of 2024 management decided to set loss reserves for programs that were in runoff at

Octave Specialty Group, Inc.	74	2025 Form 10-K

OCTAVE SPECIALTY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)
the high end of the actuarial loss range, given these program can experience greater loss volatility than active programs.
Specialty Property & Casualty Loss Reserves
Claims Development
The following is a summary of loss and loss adjustment expense reserves, including certain components, for the Company’s major product lines by reporting segment at December 31, 2025 and 2024.

	December 31, 2025			December 31, 2024
	Net Claims and Claim Adjustment Expense Reserves	Reinsurance Recoverables on Unpaid Losses	Loss and Loss Adjustment Reserves	Net Claims and Claim Adjustment Expense Reserves	Reinsurance Recoverables on Unpaid Losses	Loss and Loss Adjustment Reserves
Commercial auto	$23,062	$136,132	$159,194	$28,720	$129,752	$158,472
Excess liability	16,897	99,713	116,610	6,571	43,677	50,248
General liability	12,572	51,024	63,596	8,286	26,925	35,211
Workers compensation	17,798	—	17,798	14,465	—	14,465
Non-standard personal auto	3,635	191	3,826	12,185	504	12,689
Professional liability	2,851	37,996	40,846	1,807	15,891	17,698
Multi-peril / business owners (BOP)	1,519	4,666	6,185	43	230	273
Surety	94	12,140	12,233	6	11,211	11,217
Unallocated loss adjustment expense reserves	5,552	9,317	14,869	6,578	5,660	12,238
Other (1)	289	24,544	24,834	320	36,231	36,551
Total	$84,268	$375,722	$459,991	$78,981	$270,081	$349,062
(1)Other includes $23,530 and $35,146 at December 31, 2025 and 2024, respectively, related to legacy liabilities obtained from the acquisitions of Providence Washington Insurance Company, Greenwood Insurance Company, and Consolidated Specialty Insurance Company. All legacy liabilities remain obligations of affiliates of the sellers through reinsurance and contractual indemnities.
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
Commercial Auto

Incurred Claims and Allocated LAE, Net of Reinsurance
Accident Year	Year ended December 31,					IBNR Reserves at December 31, 2025	Cumulative Number of Reported Claims
	2021	2022	2023	2024	2025
	Unaudited
2021	$432	$468	$978	$962	$1,212	$88	82
2022		8,225	7,866	9,099	9,832	1,292	1,162
2023			19,459	23,309	25,345	4,279	3,282
2024				15,217	14,851	4,027	3,243
2025					4,783	2,972	1,564
				Total	$56,024

Octave Specialty Group, Inc.	75	2025 Form 10-K

OCTAVE SPECIALTY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Accident Year	Year ended December 31,					Liability for Loss and Loss Adjustment Expenses, Net of Reinsurance
	2021	2022	2023	2024	2025	2021 -	Before
	Unaudited					2025	2021
2021	$7	$45	$150	$681	$1,013
2022		555	2,325	4,701	6,450
2023			3,914	10,984	17,056
2024				3,554	7,885
2025					557
				Total	$32,962	$23,062	$—
						Total net liability	$23,062

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5
	11.4%	19.6%	19.0%	30.8%	27.4%

Excess Liability

Incurred Claims and Allocated LAE, Net of Reinsurance
Accident Year	Year ended December 31,					IBNR Reserves at December 31, 2025	Cumulative Number of Reported Claims
	2021	2022	2023	2024	2025
	Unaudited
2021	$3	$3	$13	$15	$16	2	2
2022		146	129	161	149	58	4
2023			1,579	1,573	1,344	1,162	76
2024				$5,285	7,373	4,106	95
2025					10,519	10,098	41
				Total	$19,400

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Accident Year	Year ended December 31,					Liability for Loss and Loss Adjustment Expenses, Net of Reinsurance
	2021	2022	2023	2024	2025	2021 -	Before
	Unaudited					2025	2021
2021	$—	$—	$—	$—	$—
2022		—	1	104	104
2023			6	258	158
2024				101	2,079
2025					162
				Total	$2,503	$16,897	$—
						Total net liability	$16,897

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5
	0.7%	11.6%	20.6%	—%	—%

Octave Specialty Group, Inc.	76	2025 Form 10-K

OCTAVE SPECIALTY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)
General Liability

Incurred Claims and Allocated LAE, Net of Reinsurance
Accident Year	Year ended December 31,					IBNR Reserves at December 31, 2025	Cumulative Number of Reported Claims
	2021	2022	2023	2024	2025
	Unaudited
2021	$—	$—	$—	$—	$—	—	—
2022		223	217	425	374	109	4
2023			2,019	1,328	1,784	886	26
2024				$6,915	6,955	5,205	194
2025					5,311	3,996	45
				Total	$14,423

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Accident Year	Year ended December 31,					Liability for Loss and Loss Adjustment Expenses, Net of Reinsurance
	2021	2022	2023	2024	2025	2021 -	Before
	Unaudited					2025	2021
2021	$—	$—	$—	$—	$—
2022		—	1	265	266
2023			24	57	791
2024				60	780
2025					15
				Total	$1,852	$12,572	$—
						Total net liability	$12,572

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5
	0.6%	4.2%	55.9%	0.3%	—%

Workers Compensation

Incurred Claims and Allocated LAE, Net of Reinsurance
Accident Year	Year ended December 31,					IBNR Reserves at December 31, 2025	Cumulative Number of Reported Claims
	2021	2022	2023	2024	2025
	Unaudited
2021	$—	$—	$—	$—	$—	$—	—
2022		—	—	—	—	—	—
2023			6,053	6,056	7,362	2,675	2,384
2024				16,486	15,146	5,150	4,889
2025					$16,752	404	4,252
				Total	$39,260

Octave Specialty Group, Inc.	77	2025 Form 10-K

OCTAVE SPECIALTY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Accident Year	Year ended December 31,					Liability for Loss and Loss Adjustment Expenses, Net of Reinsurance
	2021	2022	2023	2024	2025	2021 -	Before
	Unaudited					2025	2021
2021	$—	$—	$—	$—	$—
2022		—	—	—	—
2023			807	3,938	6,230
2024				4,139	10,692
2025					4,541
				Total	$21,463	$17,798	$—
						Total net liability	$17,798

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5
	21.8%	42.9%	31.1%	—%	—%

Other (1)

Incurred Claims and Allocated LAE, Net of Reinsurance
Accident Year	Year Ended December 31,					IBNR Reserves at December 31, 2025	Cumulative Number of Reported Claims
	2021	2022	2023	2024	2025
	Unaudited
2021	$—	$—	$—	$—	$—	$—	—
2022		1	1	3	1	1	788
2023			6,142	5,907	5,884	2,441	18,743
2024				23,475	24,292	1,513	57,524
2025					3,652	1,595	2,307
				Total	$33,829

Cumulative Paid Claims and Allocated LAE, Net of Reinsurance
Accident Year	Year Ended December 31,					Liability for Loss and Loss Adjustment Expenses, Net of Reinsurance
	2021	2022	2023	2024	2025	2021 -	Before
	Unaudited					2025	2021
2021	$—	$—	$—	$—	$—
2022		—	—	—	—
2023			966	4,342	5,522
2024				10,802	19,489
2025					430
				Total	$25,441	$8,388	$—
						Total net liability	$8,388

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3	4	5
	18.2%	31.1%	10.1%	—%	—%

(1) Other includes non-standard personal auto, professional liability, business owners products, travel and surety

Octave Specialty Group, Inc.	78	2025 Form 10-K

OCTAVE SPECIALTY GROUP, INC. AND SUBSIDIARIES
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
Reinsurance Recoverables, Including Credit Impairments:
Everspan’s reinsurance assets, including deferred ceded premiums and reinsurance recoverables on losses, amounted to $582,457 at December 31, 2025. Credit exposure existed at December 31, 2025, with respect to reinsurance recoverables to the extent that any reinsurer may not be able to reimburse Everspan under the terms of these reinsurance arrangements. At December 31, 2025, there were ceded reinsurance balances payable of $80,561 offsetting this credit exposure. Contractually ceded reinsurance payables can only be offset against amounts owed from the same reinsurer in the event that such reinsurer is unable to meet its obligations to reimburse Everspan.
To minimize its credit exposure to losses from reinsurer insolvencies, Everspan (i) is entitled to receive collateral from its reinsurance counterparties in certain reinsurance contracts and (ii) has certain cancellation rights that can be exercised by Everspan in the event of rating agency downgrades of a reinsurer (among other events and circumstances). Everspan held letters of credit and collateral amounting to $88,732 from its reinsurers at December 31, 2025. For those reinsurance counterparties that do not currently post collateral, Everspan's reinsurers are well-capitalized, highly rated, authorized capacity providers. Additionally, while legacy liabilities from the Providence Washington Insurance Company acquisition and the admitted carriers acquired by Everspan on January 3, 2022, (Greenwood Insurance Company and Consolidated Specialty Insurance Company), were fully ceded to certain reinsurers,
Everspan also benefits from an unlimited, uncapped indemnity from Enstar Holdings (US) and 21st Century Premier Insurance Company to mitigate any residual risk to these reinsurers.
For 2025, our top five reinsurers represented 54% our total reinsurance recoverables on paid and unpaid losses. These reinsurance recoverables were primarily from reinsurers with applicable ratings of A or better. The following table sets forth our five most significant reinsurers by amount of reinsurance recoverables as of December 31, 2025.

Reinsurers	Rating (1)	Reinsurance Recoverable (2)	Unsecured Recoverable (3)
General Reinsurance Company	A++	$124,602	$100,165
Munich Reinsurance Company	A+	57,036	55,196
QBE Insurance Corporation	A	19,791	19,791
Everest Reinsurance Company	A+	17,524	17,932
Swiss Reinsurance America Corporation	A+	15,507	14,657
All other reinsurers		201,632	104,054
Total recoverables		$436,092	$311,795
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
Everspan has uncollateralized credit exposure to reinsurers of $311,795 and $232,310 and has recorded an allowance for credit losses of $100 and $100 at December 31, 2025 and 2024, respectively. The uncollateralized credit exposure to reinsurers includes legacy liabilities obtained from the acquisitions of Providence Washington Insurance Company and the admitted carriers acquired by Everspan on January 3, 2022, of $23,530 and $35,146 at December 31, 2025 and 2024, respectively. All legacy liabilities remain with affiliates of the sellers through reinsurance and contractual indemnities.
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

Octave Specialty Group, Inc.	79	2025 Form 10-K

OCTAVE SPECIALTY GROUP, INC. AND SUBSIDIARIES
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
Everspan Indemnity is a domestic surplus lines insurer and is eligible to write property and casualty insurance as an excess and surplus lines insurance in all states by virtue of the U.S. Nonadmitted and Reinsurance Reform Act of 2010.
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
All of Octave's insurance subsidiaries are in compliance with the minimum capital and surplus levels required under the State Insurance Laws required to transact all business written to date.
Our ID businesses, like some other managing general agents, brokerages and program administrators, may be subject to licensing requirements and regulation by insurance regulators in various regulatory jurisdictions in which they conduct business.
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
Everspan Indemnity has statutory policyholder surplus of $128,031 as of December 31, 2025, as compared to $125,202 as of December 31, 2024.
Everspan does not have any permitted or additional prescribed practices at December 31, 2025 or December 31, 2024.
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
Everspan does not have sufficient earned surplus at this time to pay ordinary dividends under the State Insurance Laws. Furthermore, certain subsidiaries of Everspan Insurance were restricted from paying dividends to Everspan Insurance until January 1, 2025. Currently, Everspan Insurance’s subsidiaries, other than Greenwood Insurance Company and Providence Washington Insurance Company, do not have sufficient surplus to pay dividends.
Octave's MGA/U subsidiaries are not restricted from paying dividends or partner distributions (collectively "Distributions") to their owners or partners, including Octave Partners, which is 100% owned by OSG. Octave's established MGA/Us historically have paid Distributions equating to the majority of their individual EBITDA, subject to working capital, taxes and other capital needs, on a quarterly basis. Newly formed de-novo MGA/Us are not expected to make regular distributions to their

Octave Specialty Group, Inc.	80	2025 Form 10-K

OCTAVE SPECIALTY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)
partners until they become profitable and generate free cash flow on a steady and/or predictable basis.
United Kingdom
Octave Ventures's UK subsidiaries are subject to certain restrictions in their articles of association and shareholder agreements with regards to the payment of dividends. The Board of Octave Ventures and each subsidiary can approve the payment of a dividend (subject to repayment of any funding agreements). Octave Ventures and its UK subsidiaries historically have paid Distributions equating to the majority of their distributable reserves, being principally profit after taxation.
Bermuda
Octave Venture’s Bermuda subsidiary is subject to certain restrictions in their articles of association and shareholder agreements with regards to the payment of dividends. The Board of the Bermuda subsidiary can approve the payment of a dividend (subject to repayment of any funding agreement). The Board of the Bermuda subsidiary historically has paid Distributions equating to the majority of their distributable reserves, being principally profit after taxation.
10.    DERIVATIVE INSTRUMENTS
The following tables summarize the location and gross fair values of individual derivative instruments and the impact of legal rights of offset as reported in the Consolidated Balance Sheets, as of December 31, 2025 and 2024.

	December 31, 2025:					December 31, 2024:
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Collateral Received / Pledged not Offset in the Consolidated Balance Sheet	Net Amount	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Collateral Received / Pledged not Offset in the Consolidated Balance Sheet	Net Amount
Other assets:
Warrants	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total derivative assets	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other liabilities:
FX forwards	$8	$—	$8	$—	$8	$317	$—	$317	$—	$317
Total derivative liabilities	$8	$—	$8	$—	$8	$317	$—	$317	$—	$317
The following tables summarize the location and amount of gains and losses of derivative contracts in the Consolidated Statements of Total Comprehensive Income (Loss) for the years ended December 31, 2025, 2024 and 2023:

	Location of Gain (Loss) Recognized in Consolidated Statements of Total Comprehensive Income (Loss)	Amount of Gain (Loss) Recognized in Consolidated Statement of Total Comprehensive Income (Loss) – Year Ended December 31,
		2025	2024	2023
Derivative type:
Warrants	Other revenue	$—	$(656)	$(279)
FX forwards	Other revenue	1,019	4,672	—
Total derivatives		$1,019	$4,016	$(279)

Other Derivatives:
Octave Ventures utilizes foreign exchange forward contracts to partially hedge its foreign currency exposure. Octave Ventures’s functional currency is the British Pound, but a significant portion of its revenues are generated in currencies other than the British Pound, particularly the US Dollar. Octave Ventures, therefore, typically enters into forward contracts to partially hedge its exposure to fluctuations in exchange rates relative to the British Pound. OSG used FX forward contracts to mitigate British Pound to US Dollar exchange risk leading up to its purchase of Octave Ventures in August 2024.
Octave also holds warrants to purchase equity shares of a development stage company and was party to foreign exchange (FX) forward contracts in 2024.
Information about FX forward contracts as of December 31, 2025 and December 31, 2024, is summarized below:

Derivative Type	Weighted Average Remaining Term (years)	Face Amount (Buy)	Face Amount (Sell)	Fair Value Asset (Liability)
December 31, 2025
FX Forwards-Buy GBP/Sell USD	1.39	17,876	24,000	(6)
FX Forwards-Buy GBP/Sell CAD	0.73	1,530	2,800	(2)
December 31, 2024
FX Forwards-Buy GBP/Sell USD	0.61	15,720	20,000	(317)

Octave Specialty Group, Inc.	81	2025 Form 10-K

OCTAVE SPECIALTY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)
11.    GOODWILL AND INTANGIBLE ASSETS
The following table presents a rollforward of goodwill at December 31, 2025 and 2024.

December 31,	2025	2024
Beginning balance	$418,234	$69,694
Business acquisitions	95,357	357,316
Gain (loss) on foreign currency translation	26,754	(8,776)
Impairments	—	—
Ending balance	$540,345	$418,234
Intangible asset and accumulated amortization are included in the Consolidated Balance Sheets, as shown below.

	Cost	Accumulated Amortization	Net Carrying Amount
December 31, 2025
Finite-lived Intangible Assets:
Customer relationships	$509,197	$62,362	$446,835
Non-compete agreements	1,350	1,350	—
Trade names	19,383	2,433	16,950
Total finite-lived intangible assets	529,930	66,145	463,785
Indefinite-lived Intangible Assets:
Insurance licenses	11,213	—	11,213
Total intangible assets	$541,143	$66,145	$474,998

December 31, 2024
Finite-lived Intangible Assets:
Customer relationships	$348,350	$24,630	$323,720
Non-compete agreements	1,350	1,080	270
Trade names	10,767	1,195	9,572
Total finite-lived intangible assets	360,467	26,905	333,562
Indefinite-lived Intangible Assets:
Insurance licenses	$11,213	$—	$11,213
Total intangible assets	$371,680	$26,905	$344,775
Amortization Expense:
Amortization expense is included in the Consolidated Statements of Total Comprehensive Income (Loss), as shown below.

Year ended December 31,	2025	2024	2023
Customer relationships	36,578	16,739	3,622
Non-compete	270	270	270
Trade names	1,196	593	260
Total (1)	$38,044	$17,602	$4,152
(1)The weighted-average amortization period is 4.7 years.
The estimated future amortization expense for finite-lived intangible assets is as follows:

Amortization Expense	Total
2026	$44,647
2027	44,308
2028	44,308
2029	44,304
2030	43,859
Thereafter	242,359
12.    DEBT
2025 Credit Facility
In connection with the acquisition of ArmadaCorp on October 31, 2025, Octave Partners LLC (f.k.a. Cirrata Group LLC) and certain of its subsidiaries (including ArmadaCorp) entered into a credit facility providing for a $100,000 term loan and a $20,000 revolving credit facility (the "2025 Credit Facility"). The term loan and revolving loans were fully drawn as SOFR loans to pay part of the purchase price for ArmadaCorp. The term loan will amortize in equal quarterly installments beginning March 31, 2026, in an aggregate amount equal to 2.5% per annum of the original principal amount, with the remaining principal balance due October 31, 2030. Unless earlier terminated, the revolver matures October 31, 2030. Optional prepayments are permitted without premium or penalty. Mandatory prepayments will be due with net cash proceeds from certain asset sales, recovery events (such as insurance recoveries), issuances of indebtedness and indemnity payments. As of December 31, 2025, outstanding borrowings under the term loan were $100,000 and under the revolving credit facility were $20,000. Borrowings under the Credit Facility bear interest at a rate per annum equal to 3-month term SOFR plus an applicable margin of 2.25% to 2.75%. The applicable margin adjusts automatically at the end of each fiscal quarter based on the borrowers’ reported Consolidated Total Net Leverage Ratio for the most recently ended fiscal quarter. The Company's applicable margin in effect as of December 31, 2025, was 2.75%. Debt issuance costs incurred in connection with the 2025 Credit Facility of $2,530 are being amortized to interest expense over the contractual term of the facility and are presented as a reduction to the carrying amount of the borrowings reported within Long-term debt on the Consolidated Balance Sheets.
The 2025 Credit Facility includes customary representations and warranties and covenants applicable to the ID businesses, including (without limitation) maintenance of certain financial ratios and limitations on indebtedness, liens, mergers, sales of assets, investments, restricted payments (such as dividends), and affiliate transactions. Pursuant to a separate guaranty and pledge agreement, OSG guarantees the payment and performance of all obligations under the credit agreement and other loan documents and pledges its ownership interest in Octave Partners LLC as collateral. OSG makes customary representations and warranties and covenants and agrees to always maintain minimum cash liquidity of $10,000. Pursuant to a separate guaranty and security agreement, the borrowers and other wholly-owned subsidiaries of Octave Partners LLC guarantee the payment and performance of all obligations under the credit

Octave Specialty Group, Inc.	82	2025 Form 10-K

OCTAVE SPECIALTY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)
agreement and other loan documents and grant security interests in substantially all of the assets of the borrowers and such other subsidiaries, including their respective ownership interests in their subsidiaries, as collateral. These requirements will impact our financial and operational flexibility while the 2025 Credit Facility remains in place.
2024 Credit Facility
In the third quarter of 2024, OSG funded a portion of the acquisition of Octave Ventures (f.k.a. Beat) with a $150,000 credit facility (the "2024 Credit Facility"). On June 10, 2025, OSG entered into an amendment (the "Amendment") to the $150,000 2024 Credit Facility. Pursuant to the Amendment, the maturity date for amounts owed with respect to the loans made under the 2024 Credit Facility was extended from July 31, 2025 to the earlier of (a) December 31, 2025 and (b) the date that is the three-month anniversary of the termination of the Stock Purchase Agreement, dated June 4, 2024, between OSG and American Acorn Corporation. Borrowing under the Credit Facility as amended bears interest at 3-month term SOFR plus a margin initially equal to 4.50%, increasing to 5.50% on November 1, 2024, 6.50% on February 1, 2025, and 7.50% on May 1, 2025. A duration fee equal to 1.00% of the then outstanding Credit Facility was due on each of February 1, 2025, and May 1, 2025, to the extent the borrowing under the Credit Facility is not repaid earlier. OSG paid an extension fee in an amount equal to 1.00% of the aggregate principal amount of loans outstanding under the Credit Agreement on June 10, 2025. The 2024 Credit Facility was repaid in full on September 29, 2025 with a portion of the proceeds from the sale of AAC.
Obligations under the 2024 Credit Facility as amended were guaranteed by OSG and were secured on a first-priority basis by (i) a pledge by OSG of all of the capital stock of Everspan Holdings, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company and (ii) a pledge by the Purchaser of all of the capital stock of Octave Ventures held by Purchaser. The 2024 Credit Facility as amended included financial and other covenants that restricted our ability to manage capital resources by limiting, among other actions, the issuance of debt or capital stock; the creation of liens; the disposition of assets; transactions with affiliates; restricted payments, including dividends and the purchase or redemption of capital stock; and acquisitions and other investments.
13.    REVENUES FROM CONTRACTS WITH CUSTOMERS
As further described in the Revenue Recognition section of Note 2. Basis of Presentation and Significant Accounting Policies, the ID businesses have contracts that are subject to the Revenue from Contracts with Customers Topic of the ASC ("ASC 606").
The following table presents ID commission income recognized disaggregated by policy type for the years ended December 31, 2025, 2024 and 2023:

Year ended December 31,	2025	2024	2023
Accident & Health	$29,640	$30,123	$32,836
Property	22,565	5,116	—
Specialty Auto	17,370	17,851	11,929
Reinsurance	15,713	1,641	147
Other Professional	13,294	10,076	3,097
Niche Specialty Risks	13,263	5,268	—
Surety	10,307	2,948	—
Professional D&O	6,995	1,422	—
Misc. Specialty	5,406	1,696	363
Marine & Energy	4,577	2,829	2,909
Environmental	4,251	13,053	—
Total	$143,381	$92,023	$51,281
For the years ended December 31, 2025, 2024 and 2023, income of $20,419, $6,353 and $0, respectively, was recognized in accordance with ASC 606 and reported as Servicing and other fees on the Consolidated Statement of Comprehensive Income.
During the years ended December 31, 2025, 2024 and 2023, the amount of revenue recognized related to performance obligations satisfied in a previous period, inclusive of changes due to estimates was approximately $2,984, $5,325 and $5,241, respectively.
Receivables, Contract Assets and Liabilities
The balances of receivables, contract assets and contract liabilities with customers were as follows:

December 31,	2025	2024
Receivables	$86,609	$55,377
Contract assets	31,757	15,967
Contract liabilities	2,954	2,705
Contract assets and Contract liabilities is reported in Other Assets and Other Liabilities on the Balance Sheet
Insurance Distribution
Contract assets represent estimated future consideration related to base commissions and profit-sharing commissions that were recognized as revenue upon the placement of the policy, but are not yet billable or collectable. The Company does not have the right to bill or collect payment on (i) base commissions until the related premiums from policyholders have been collected nor (ii) profit-sharing commissions until after the contract year is completed.
Contract liabilities represent advance consideration received from customers related to Employer stop loss base commissions that will be recognized over time as claims servicing is performed, which typically occurs between 17 and 20 months from contract inception. During the years ended December 31, 2025, 2024 and 2023, the Company recognized revenue that was included in the contract liability balance as of the beginning of the period of  $679, $479 and $583, respectively.

Octave Specialty Group, Inc.	83	2025 Form 10-K

OCTAVE SPECIALTY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)
14.    COMPREHENSIVE INCOME (LOSS)
The following tables detail the changes in the balances of each component of accumulated other comprehensive income for the affected periods:

	Year Ended December 31, 2025:					Year ended December 31, 2024:
	Unrealized Gains (Losses) on Available- for Sale Securities (1)	Amortization of Postretirement Benefit (1)	Gain (Loss) on Foreign Currency Translation (1)	Credit Risk Changes of Fair Value Option Liabilities (1) (2)	Total	Unrealized Gains (Losses) on Available- for Sale Securities (1)	Amortization of Postretirement Benefit (1)	Gain (Loss) on Foreign Currency Translation (1)	Credit Risk Changes of Fair Value Option Liabilities (1) (2)	Total
Beginning Balance	$(21,136)	$—	$(166,191)	$(1,109)	$(188,436)	$(20,197)	$4,939	$(144,035)	$(753)	$(160,046)
Other comprehensive income (loss) before reclassifications	23,259	—	76,812	—	100,071	3,583	(67)	(22,156)	—	(18,640)
Amounts reclassified from accumulated other comprehensive income (loss)	(3,615)	—	99,354	1,109	96,848	(4,522)	(4,872)	—	(356)	(9,750)
Net current period other comprehensive income (loss)	19,643	—	176,166	1,109	196,919	(939)	(4,939)	(22,156)	(356)	(28,390)
Ending balance	$(1,493)	$—	$9,975	$—	$8,483	$(21,136)	$—	$(166,191)	$(1,109)	$(188,436)
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
The following table details the significant amounts reclassified from each component of accumulated other comprehensive income, shown in the above rollforward tables, for the affected periods:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statement of Total Comprehensive Income
	Year Ended December 31,
	2025	2024
Unrealized Gains (Losses) on Available-for-Sale Securities (1)
	$15,193	$(3,919)	Other income
	(3,851)	(603)	Provision for income taxes
	(14,957)	—	Net loss on discontinued operations
	$(3,615)	$(4,522)	Net of tax and noncontrolling interest
Amortization of Postretirement Benefit
Prior service cost	$—	$(210)	Other income
Actuarial gains (losses)	—	(67)	Other income
Curtailment gain	—	(4,662)	Other income
	—	(4,939)	Total before tax
	—	—	Provision for income taxes
	$—	$(4,939)	Net of tax and noncontrolling interest
Gain (loss) on foreign currency translation
	$99,354	$—	Net loss on discontinued operations
	$99,354	$—	Net of tax and noncontrolling interest
Credit Risk Changes of Fair Value Option Liabilities
	$590	$(474)	Credit risk changes of fair value option liabilities
	(179)	118	Provision for income taxes
	698	—	Net loss on discontinued operations
	1,109	(356)	Net of tax and noncontrolling interest
Total reclassifications for the period	$96,848	$(9,817)	Net of tax and noncontrolling interest
(1)Net unrealized investment gains (losses) on available-for-sale securities are included in Octave's Consolidated Statements of Comprehensive Income as a component of Accumulated Other Comprehensive Income. Changes in these amounts include reclassification adjustments to exclude from "Other comprehensive income (loss)" those items that are included as part of "Net income" for a period that has been part of "Other comprehensive income (loss)" in earlier periods.
15.    NET INCOME PER SHARE
As of December 31, 2025, 45,005,284 shares of OSG's common stock (par value $0.01) and a warrant entitling the holder to acquire up to 5,092,707 shares of common stock at an exercise price of $18.50 per share were issued and outstanding. The warrant was issued September 29, 2025, and allows the holder to convert the warrant at its Black-Sholes value, settleable in shares of OSG common stock or cash at OSG's election. Common shares outstanding decreased by 1,501,689 during the year ended December 31, 2025, primarily due to share repurchases partially offset by shares issued in connection with employee stock compensation.

Octave Specialty Group, Inc.	84	2025 Form 10-K

OCTAVE SPECIALTY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)
Share Repurchases
On November 12, 2024, Octave’s Board of Directors authorized a share repurchase program, under which Octave may opportunistically repurchase up to $50,000 of the Company’s common shares at management’s discretion over the period ending on December 31, 2026.
The following table shows shares repurchased by year.

($ in thousands, except per share)	Year Ended December 31,
	2022	2023	2024	2025
Shares repurchased	1,605,316	325,068	937,141	3,434,745
Total cost	$14,217	$4,510	$11,699	$29,942
Average purchase price per share	$8.86	$13.88	$12.48	$8.72
Unused authorization amount				$8,449
Earnings Per Share Calculation
The numerator of the basic and diluted earnings per share computation represents net income (loss) attributable to common stockholders adjusted by the retained earnings impacts of the noncontrolling adjustment to redemption value under ASC 480 or amendments resulting in revaluation to fair value and reclassification of NCI shares to redeemable NCI. Adjustments to the carrying value of redeemable noncontrolling interest are further described in the Redeemable NCI section of Note 2. Basis of Presentation and Significant Accounting Policies.
The following table provides a reconciliation of net income (loss) from continuing operations attributable to common stockholders to the numerator in the basic and diluted earnings per share calculation, together with the resulting earnings per share amounts:

Year ended December 31,	2025	2024	2023
Net income (loss) attributable to Octave common stockholders	$(98,404)	$(59,282)	$(24,551)
Adjustment to redemption value (ASC 480)	(18,175)	(5,222)	4,792
Numerator of basic and diluted EPS	$(116,579)	$(64,504)	$(19,759)
Per Share:
Basic	$(2.47)	$(1.37)	$(0.43)
Diluted	$(2.47)	$(1.37)	$(0.43)
The denominator of the basic earnings per share computation represents the daily weighted average common shares outstanding plus vested restricted stock units and performance stock units (together, "Basic Weighted Average Shares Outstanding"). The denominator of diluted earnings per share adjusts the basic weighted average shares outstanding for all potential dilutive common shares outstanding during the period. All potential dilutive common shares outstanding consider common stock deliverable pursuant to warrants, employee options, unvested restricted stock units and unvested performance stock units granted under existing compensation plans.
In determining diluted net income (loss) per share, whether net income from continuing operations is positive or negative controls whether dilutive shares are included in the determination. For all periods presented, net income from continuing operations was negative, a net loss. Accordingly, since including dilutive shares would dilute the loss from continuing operations, no dilutive shares are included in any of the per share calculations. The following table provides a reconciliation of the common shares used for basic net income per share to the diluted shares used for diluted net income per share:

Year Ended December 31,	2025	2024	2023
Basic weighted average shares outstanding	47,181,227	46,969,708	45,636,649
Effect of potential dilutive shares (1):
Restricted stock units	—	—	—
Performance stock units (1)	—	—	—
Diluted weighted average shares outstanding	47,181,227	46,969,708	45,636,649
Anti-dilutive shares excluded from the above reconciliation
Warrants (2)	1,311,546	—	—
Options (2)	279,740	—	—
Restricted stock units	164,101	479,781	550,255
Performance stock units (1)	8,273	817,483	900,964
(1)Performance stock units are reflected based on the performance metrics through the balance sheet date. Vesting of these units is contingent upon meeting certain performance metrics. Although a portion of these performance metrics have been achieved as of the respective period end, it is possible that awards may no longer meet the metric at the end of the performance period.
(2)Options require the OSG's stock price to exceed certain market price hurdles to vest, none of which have been met. Warrants have an exercise price above the market price of OSG stock during the year. Amounts shown reflect the maximum number of shares issuable upon exercise, weighted for the time outstanding during the periods.
16.    INCOME TAXES
OSG files a consolidated U.S. federal income tax return with its 80% or more owned domestic subsidiaries ("Consolidated Tax Subsidiaries"). Octave Ventures's US subsidiaries file separate U.S. federal income tax returns as they are not directly owned by OSG for tax purposes. OSG and its Consolidated Tax Subsidiaries also file separate or combined income tax returns in various states, local and foreign jurisdictions. The following are the major jurisdictions in which Octave and its subsidiaries, including its foreign subsidiaries, operate and the earliest tax years subject to examination:

Jurisdiction	Tax Year
United States	2009
New York State	2015
New York City	2019
United Kingdom	2021

Octave Specialty Group, Inc.	85	2025 Form 10-K

OCTAVE SPECIALTY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)
Consolidated Pretax Income (Loss)
U.S. and foreign components of pre-tax income (loss) from continuing operations were as follows:

Year Ended December 31,	2025	2024	2023
U.S.	$(81,400)	$(58,014)	$(24,221)
Foreign	(19,614)	(1,831)	—
Total	$(101,014)	$(59,845)	$(24,221)
Provision (Benefit) for Income Taxes
The components of the provision (benefit) for income taxes from continuing operations were as follows:

Year Ended December 31,	2025	2024	2023
Current taxes
U.S. state and local	$—	$108	$—
Foreign	5,103	2,090	—
Total current taxes	5,103	2,198	431
Deferred taxes
U.S. federal	(2,464)	(633)	(1,509)
U.S. state and local	(37)	—	—
Foreign	(7,813)	(2,489)	—
Total deferred taxes	$(10,314)	$(3,122)	$(1,509)
Provision for income taxes	$(5,211)	$(924)	$(989)
The total effect of income taxes on net income and stockholders’ equity for the years ended December 31, 2025, 2024 and 2023 is as follows:

Year Ended December 31,	2025	2024	2023
Total income taxes charged to net income	$(5,211)	$(924)	$(989)
Income taxes charged (credited) to stockholders’ equity:
Unrealized gains (losses) on investment securities, including foreign exchange	(867)	144	918
Unrealized gains (losses) on foreign currency translations	4,985	(1,922)	—
Valuation allowance to equity	867	1,778	(918)
Total charged to stockholders’ equity:	4,985	—	—
Total effect of income taxes	$(226)	$(924)	$(989)
Reconciliation of U.S. Federal Statutory Income Tax Rate to Actual Income Tax Rate
The tax provisions for continuing operations in the accompanying Consolidated Statements of Total Comprehensive Income (Loss) reflect effective tax rates differing from prevailing federal corporate income tax rates. As allowed by ASU 2023-09, Improvements to Income Tax Disclosures, Management has elected to apply the enhanced disclosure requirements of the ASU prospectively. This results in non-comparable rate reconciliation disclosures between the current and prior years. Below is a reconciliation of these differences for the year ended December 31, 2025, followed by a reconciliation of these differences for the years ended December 31, 2024 and 2023:

Year Ended December 31,	2025
Tax on income from continuing operations at statutory rate	$(21,213)	21.0%
Changes in expected tax resulting from:
Nondeductible executive compensation	2,939	(2.9)%
Other	(811)	0.8%
Cross-border tax laws	1,286	(1.3)%
Changes in valuation allowance	(31,790)	31.5%
Other
Outside basis differences	41,712	(41.3)%
Adjust DTA related to intangibles	1,497	(1.5)%
Other	(440)	0.4%
Domestic state income taxes, net of federal	261	(0.3)%
Foreign jurisdictions
United Kingdom
Foreign tax effects	(1,228)	1.2%
Change in valuation allowance	4,322	(4.3)%
Other	(1,746)	1.7%
Tax expense on income from continuing operations	$(5,211)	5.2%
For the year ended December 31, 2025, activity in California, Florida, Illinois, New Jersey, New York state, New York City and New Jersey account for the majority of the amounts in the Domestic state income taxes, net of federal tax effect category.

Year Ended December 31,	2024		2023
Tax on income/(loss) at statutory rate	$(12,567)	21.0%	$(5,086)	21.0%
State DTA tax rate change	4,554	(7.6)%	—	—%
Tax-exempt interest	(4)	—%	(5)	—%
Foreign taxes	787	(1.3)%	—	—%
State income taxes	79	(0.1)%	411	(1.7)%
Outside basis differences (1)	21,076	(35.2)%	—	—%
Acquisition costs	2,017	(3.4)%	1,497	(6.2)%
Changes in valuation allowance (1)	(17,044)	28.5%	1,602	(6.6)%
Other	178	(0.3)%	592	(2.4)%
Tax expense on income from continuing operations	$(924)	1.5%	$(989)	4.1%
(1)These amounts have been revised from the amounts previously disclosed to accurately reflect the outside basis difference in the subsidiary held for sale.

Octave Specialty Group, Inc.	86	2025 Form 10-K

OCTAVE SPECIALTY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)
Unrecognized Tax Positions
The Company had no material unrecognized tax positions at December 31, 2025 and 2024.
Deferred Income Taxes
The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities and deferred tax assets at December 31, 2025 and 2024, are presented below:

December 31,	2025	2024
Deferred tax liabilities:
Amortizable intangible	$69,929	$71,414
Deferred acquisition costs	1,871	9,474
Investments	—	3,568
Other	—	787
Total deferred tax liabilities	71,800	85,243
Deferred tax assets:
Federal net operating loss carryforward	356,575	349,931
Outside basis difference (1)	—	17,044
Unearned premium reserves	1,714	9,138
Loss reserves	1,400	1,102
State capital loss carryforward	12,813	—
State capital loss carryforward	256,665	3,096
Compensation	189	1,423
Investments	1,721	—
Foreign net operating loss carryforward	4,322	—
Other	1,262	429
Subtotal deferred tax assets	636,661	382,163
Valuation allowance (1)	630,078	367,055
Total deferred tax assets	6,583	15,108
Net deferred tax liability	$65,217	$70,135
(1)These amounts have been revised from the amounts previously disclosed to accurately reflect the outside basis difference in the subsidiary held for sale.
The Company has adopted an accounting policy to classify the inside tax basis differences in deferred tax assets and liabilities (i.e., inside basis differences) associated with the disposition of shares of a subsidiary as assets or liabilities held for sale on the Consolidated Balance Sheets. For the year ended December 31, 2024, the Company has included net deferred tax liabilities of $20,382 in liabilities held for sale.
In accordance with the Income Tax Topic of the ASC, a valuation allowance is recognized if, based on the weight of available evidence, it is more-likely-than-not that some, or all, of the deferred tax asset will not be realized. As a result of the risks and uncertainties associated with future operating results, management believes it is more likely than not that the Company will not generate sufficient U.S. federal, state and/or local taxable income to recover the deferred tax operating assets and therefore maintains a full valuation allowance on OSG's U.S. net deferred tax assets. The remaining net deferred tax liability of $65,217 is attributable to the amortizing intangible related to the acquisition of Octave Ventures and is classified in Deferred Taxes on the Consolidated Balance Sheet.
Income Taxes Paid, net of Refunds
Income taxes paid, net of refunds, exceeds 5% of total income taxes paid, net of refunds, in the following jurisdictions:

Year Ended December 31,	2025	2024	2023
State
Texas	$24	$18	$—
Foreign
United Kingdom	5,528	508	—
Total	$5,552	$526	$—
Loss Carryforwards
As of December 31, 2025, the Company has $1,690,842 of U.S. net operating loss carryforwards ("NOLs") that, if not utilized, will begin expiring in 2030. Of the total NOLs $118,910 carry forward indefinitely.
The Company has state net operating loss carryforwards of $231,347 that begin expiring in 2042. The Company also has $3,910,514 of state capital loss carryforwards apportioned to various state jurisdictions primarily resulting from the sale of AAC in 2025. These carryforwards are only available to offset capital gains recognized on state tax returns and, if not utilized, will begin expire in 2026, but the majority will expire in 2030.
The Company also has $17,286 of foreign (UK) net operating losses that carry forward indefinitely.
Tax Legislative Developments
On July 4, 2025, President Trump signed into law the 2025 Budget Reconciliation Act ("the Act"). The Act made permanent many of the favorable business tax provisions included in the 2017 Tax Cuts & Jobs Acts ("TCJA"), in addition to several new business tax provisions, the majority of which go into effect for tax years ending after December 31, 2024. This legislation did not have a significant impact on the Company's current operations or financial condition for the year ended December 31, 2025.
17.    EMPLOYMENT BENEFIT PLANS
Incentive Compensation — Stock Units, Stock Options and Cash
Employees, directors and consultants of Octave are eligible to participate in Octave’s 2024 Incentive Plan, which is the successor plan to Octave’s 2020 Incentive Plan and 2013 Incentive Plan, subject to the discretion of the Compensation Committee of Octave’s Board of Directors. There are 4,350,000, 1,475,000 and 4,000,000 shares of Octave's common stock authorized for awards under the 2024 Plan, 2020 Plan and 2013 Plan, respectively. Awards may also be made under the 2024 Plan with respect to the shares that remained available for grant under the 2020 Plan. In addition, shares subject to outstanding awards granted under the 2020 Plan that subsequently terminate by expiration or forfeiture, cancellation, or otherwise without the issuance of such shares become available for awards under the 2024 Plan.

Octave Specialty Group, Inc.	87	2025 Form 10-K

OCTAVE SPECIALTY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)
On June 24, 2021, the Compensation Committee of Octave's Board of Directors adopted the Octave Specialty Group, Inc. Executive Stock Deferral Plan (the “Stock Deferral Plan”). Under the Stock Deferral Plan, certain executives of OSG and its subsidiaries who are designated by the compensation committee as eligible to participate in the Stock Deferral Plan may elect to defer the settlement of all or a portion of the RSU and PSU (as defined below) awards that are granted to the executives to a future date(s) selected by the executive. Deferred awards under the Stock Deferral Plan (and any related dividend equivalents) will continue to be paid in shares of common stock of OSG, which will be issued under the relevant incentive compensation plan pursuant to which the underlying award was first granted, provided that any dividend equivalents credited on a participant’s deferred awards in respect of cash dividends paid by OSG will be paid to the participant in cash. The sale of AAC triggered a change in control provision under the Stock Deferral Plan and immediately prior to closing all deferred shares were settled in stock. The Stock Deferral Plan is not funded, and deferred awards under the Stock Deferral Plan are not segregated from the Company’s general assets. At the discretion of the Compensation Committee of the Board of Directors, RSU and PSU awards may be settled in cash based on the closing price of OSG's common stock on the last business day prior to the settlement date.
The amount of stock-based compensation expense arising from awards under the Incentive Plans and corresponding after-tax expense continuing operations are as follows:

Year Ended December 31,	2025	2024	2023
Restricted stock units	$6,792	$3,144	$3,462
Performance awards	3,581	6,212	8,804
Performance stock options	303	—	—
Total stock-based compensation	$10,676	$9,356	$12,266
Total stock-based compensation (after-tax) (1)	$10,676	$9,356	$12,266
(1)Excludes stock-based compensation expense of $36 related to stock options issued by a majority owned subsidiary to buy shares of the subsidiary's stock. Refer to "Other Incentive Plans" below.
Restricted Stock Units (“RSUs”)
RSUs can be awarded to certain employees for a portion of their STIP compensation, Long-Term Incentive Plan ("LTIP") compensation, sign-on and special awards for exceptional performance or promotion. RSUs can also be awarded to consultants as part of the consideration for their services. The LTIP, sign-on, consultant and special awards generally vest in equal installments over, or cliff-vest at the end of, a two to three year period. Such vesting is expressly conditioned upon continued service with Octave through the applicable vesting date, although vesting may be accelerated in certain circumstances under the awards, including for terminations due to death, disability, eligible retirement, or involuntary termination by Octave other than for cause.
As part of our director compensation program, RSUs are granted quarterly and vest one year from the grant date. These RSUs will not settle until the respective director’s termination from the Board of Directors or, if earlier, upon a change in control. All RSUs provide for accelerated vesting upon a change in control, death or disability or involuntary removal other than for cause (not including removal pursuant to a shareholder vote at a regularly scheduled annual meeting of shareholders). The sale of AAC met the requirements for a change in control and immediately prior to closing, unvested shares vested and settled along with all previously deferred shares. Upon termination (other than for cause), the unvested RSUs shall partially vest as of the date of such termination in an amount equal to the number of then outstanding unvested RSUs multiplied by a fraction, the numerator of which shall be the number of calendar days which have lapsed since the grant date and the denominator of which shall be the number of calendar days from the grant date until the next regularly scheduled quarterly grant date pursuant to Octave’s director compensation program.
As of December 31, 2025, 1,096,153 RSUs remained outstanding, of which (i) 1,090,076 units required future service as a condition to the delivery of the underlying shares of common stock and (ii) 6,077 units do not require future service and are deferred for future settlement. As of December 31, 2024, 1,075,025 RSUs remained outstanding, of which (i) 467,705 units required future service as a condition to the delivery of the underlying shares of common stock, and (ii) 608,853 units did not require future service and were deferred for future settlement.
A summary of RSU activity for 2025 is as follows:

	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of period	1,075,025	$15.75
Granted	1,134,621	8.34
Delivered or returned to plan (1)	(1,062,983)	11.76
Forfeited	(50,510)	12.37
Outstanding at end of period	1,096,153	$7.10
(1)    When restricted stock unit awards issued by Octave become taxable compensation to employees, shares may be withheld to cover the employee’s withholding taxes. For the year ended December 31, 2025, Octave withheld 226,045 shares from employees that settled restricted stock units to meet the required tax withholdings.
Octave’s closing share price on the grant date was used to estimate the fair value of service condition based RSUs on the grant date. The weighted average grant date fair value per share of RSUs granted during 2025, 2024 and 2023 was $8.34, $15.72 and $12.48, respectively. As of December 31, 2025, there was $7,395 of total unrecognized compensation costs related to unvested RSUs granted. These costs are expected to be recognized over a weighted average period of 1.5 years. The fair value for RSUs vested and delivered during the year ended December 31, 2025, 2024 and 2023 was $4,309, $1,654 and $4,646, respectively.

Octave Specialty Group, Inc.	88	2025 Form 10-K

OCTAVE SPECIALTY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)
Performance Stock Awards ("PSUs")
PSUs are awarded to certain employees for a portion of their LTIP compensation and generally vest after 3 years from grant date. The actual number of shares payable at settlement is subject to performance metrics relative to the companies and segments of Octave. Actual payout can range from 0% to 240% of the number of units granted. Under currently outstanding award agreements, performance will be evaluated as follows:
•In regards to ID business for the 2023 and 2024 PSU awards, (i) cumulative earnings before interest, taxes, depreciation and amortization over the vesting period and (ii) the aggregate of all premiums placed by Octave Partners LLC with any insurance carrier over the vesting period. For the 2025 PSU awards, (i) compounded annual growth rate of cumulative earnings before interest, taxes, depreciation and amortization attributed to Octave shareholders over the vesting period and (ii) Compounded annual growth rate of organic revenues, excluding profit commissions over the vesting period.
•In regards to Everspan: (i) for the 2023 and 2024 PSU awards, cumulative earnings before interest, taxes, depreciation and amortization over the vesting period and (ii) cumulative direct or assumed premiums written (including any from Octave Partners) and fronting fees over the vesting period.
•In regards to AAC: for the 2023 award, reductions in watch list and adversely classified credits, which is intended to reward participants for de-risking the financial guarantee insured portfolio.
•Relative Total Shareholder Return ("rTSR") will cause the payout at the end of the performance period to be increased or decreased 20% for PSU awards granted 2023, 2024 and 2025, if OSG's stock performance compared to a peer group is at or above the 75th percentile or at or below the 25th percentile, respectively.
Pursuant to the LTIP award agreements, if (i) a termination occurred prior to the last day of the performance period by reason of disability, an involuntary termination by the Company other than for “cause,” or "retirement," the recipient would be entitled to receive the PSU award at the end of the relevant performance period based on the satisfaction of the performance conditions related to such award at the end of the performance period, and (ii) a termination occurred prior to the last day of the performance period by reason of death, the beneficiaries of the recipient would be entitled to receive the number of PSUs that the recipient would have been entitled to receive at a 100% overall payout multiple regardless of the outcome of any of the performance conditions. The current performance awards shall be settled within 75 days after the end of the performance period, including those with partial or accelerated vesting, subject to any deferrals made pursuant to the Stock Deferral Plan.
A summary of PSU activity for 2025 is as follows:

	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of period	1,263,511	$17.51
Granted (1)	1,016,230	8.02
Delivered (2)	(1,046,492)	17.60
Forfeited	(153,169)	16.53
Performance adjustment (3)	349,978	14.10
Outstanding at end of period	1,430,058	$10.65
(1)    Represents performance share units at 100% of units granted for LTIP Awards.
(2)    Reflects the number of performance shares attributable to the performance goals attained over the completed performance period and for which service conditions have been met. When performance stock unit awards issued by Octave become taxable compensation to employees, shares may be withheld to cover the employee’s withholding taxes. For the year ended December 31, 2025, Octave withheld 638,388 of shares from employees that settled performance based restricted stock units to meet the required tax withholdings.
(3)    Represents the number of additional shares issued for awards granted in 2022 and partially for awards in 2023 as a result of actual performance during the performance period.
The fair value of PSUs awards are based on the grant date OSG stock price adjusted for the rTSR performance metric using a Monte Carlo simulation of stock performance relative to the peer group over the 3-year performance period. The weighted average grant date fair value per share of PSUs granted during 2025, 2024 and 2023 was $8.02, $15.94 and $17.72, respectively. As of December 31, 2025, there was $3,175 of total unrecognized compensation costs related to the PSU portion of unvested performance awards. These costs are expected to be recognized over a weighted average period of 1.6 years. The fair value for PSUs vested and delivered during the year ended December 31, 2025, 2024 and 2023 was $5,546, $2,663 and $7,665, respectively.
Performance Stock Options ("PSOs")
PSOs were issued in 2025 to certain executive officers of Octave. PSOs vest upon the achievement of an explicit one-year service period from grant and OSG stock reaching specified market price hurdles. The market price vesting requirement is based on the Company's achievement of the price hurdles related to the shares of Octave common stock, during the 5.0 year period following the grant date as follows: (i) 40% shall vest on the date on which the sustained stock price first exceeds $18.00 per share; (ii) 20% shall vest on the date on which the sustained stock price first exceeds $21.50 per share; (iii) 20% shall vest on the date on which the sustained stock price first exceeds $25.00 per share; and (iv) 20% shall vest on the date on which the sustained stock price first exceeds $30.00 per share. Compensation costs for PSOs are initially recognized over the period from grant date to the end of the derived service period for each price hurdle tranche estimated from valuation process which range from 2.3 to 3.2 years. The PSOs expire 10.0 years from the date of grant.

Octave Specialty Group, Inc.	89	2025 Form 10-K

OCTAVE SPECIALTY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)
The fair value of the PSOs was based on a Monte Carlo simulation of stock performance over the 5-year performance period from date of grant. For each iteration that market condition is met, the option is valued at that time using a Black-Scholes model. Inputs and assumptions to the valuation model include the grant date stock price of $8.97, exercise price of $8.97, OSG stock price volatility of 46.9%, risk free rate of 3.7%, and cost of equity 11.8%. The volatility and risk free rate are both commensurate with the 5-year market performance period. Additionally, a discount for lack of marketability of 10.7% was applied to the modeled value.
A summary of PSO activity for 2025 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	—	$—
Granted	1,134,500	8.97
Exercised	—	—
Forfeited or expired	—	—
Outstanding at end of period	1,134,500	$8.97
None of the PSOs outstanding are vested or exercisable as of December 31, 2025. The weighted average grant date fair value per share of the options granted in 2025 was $2.93. As of as of December 31, 2025, there was $3,025 of total unrecognized compensation cost related to non-vested PSOs which is expected to be recognized over a weighted average period of 2.4 years.
Other Incentive Plans
Certain of Octave's majority owned Insurance Distribution subsidiaries have incentive plans that include employee incentive stock options to acquire shares of the subsidiary and management units that allow employee holders to participate in profits of their subsidiary over established targets. Stock-based compensation expense arising from subsidiary stock options was $36, $0 and $0 in 2025, 2024 and 2023, respectively. Profit sharing management units are recognized as cash compensation over the applicable vesting period based on expected payouts. Compensation expense arising from profit sharing units was $331, $0 and $0 in 2025, 2024 and 2023, respectively.
Postemployment Benefits
Octave provides discretionary severance benefits. Severance benefits from continuing operations, were $5,046, $416 and $0 for the years ended December 31, 2025, 2024 and 2023, respectively.
Defined Contribution Plans
As a result of the acquisitions of All Trans and Capacity Marine effective November 1, 2022, Riverton effective August 1 2023, Octave Ventures effective July 31, 2024, and ArmadaCorp effective October 31, 2025, Octave has multiple savings incentive plans. Substantially all US employees are covered by one of these plans. The Plan sponsored by OSG includes employer matching contributions equal to 100% of the employees’ contributions, up to 3% of such participants’ compensation, as defined in the plan, plus 50% of contributions up to an additional 2% of compensation, subject to limits set by the Internal Revenue Code. Xchange and Riverton employees moved to this plan from a previous plan (Xchange during 2022 and Riverton during 2023). Employees of All Trans and Capacity Marine are included in a multiple employer plan that has discretionary contributions for which none were made during Octave's ownership of these entities. The plan for US employees of Octave Ventures includes employer matching contributions equal to 100% of the employees’ contributions, up to 5% of such participants’ compensation. UK employees of Octave Ventures have a defined contribution pension plan where Octave Ventures contributes 10% of participants’ compensation and the assets are held separately from those of the group in an independently administrated fund. The plan for employees of ArmadaCorp includes employer matching contributions equal to 100% of the employees’ contributions, up to 6% of such participants’ compensation, subject to limits set by the Internal Revenue Code. The plan for employees of Pivix includes employer matching contributions equal to 100% of the employees’ contributions, up to 4% of such participants’ compensation, as defined in the plan, plus 50% of contributions up to an additional 2% of compensation, subject to limits set by the Internal Revenue Code. The total cost of all the contribution plans were $824, $1,945 and $676 for the years December 31, 2025, 2024 and 2023, respectively.
18.    LEASES
Octave is the lessee under certain lease agreements further described below.
Lessee information
Octave is the lessee in operating leases for corporate offices. Leases in effect at December 31, 2025, have remaining lease terms ranging from under 2 years to 8 years. Certain of these leases include early termination provisions which Octave does not include in the determination of its lease liabilities and right-of-use assets unless exercise is considered reasonably certain.
Lease costs are included in operating expenses on the Consolidated Statement of Total Comprehensive Income (Loss). The components of lease costs, net of sub-lessor income, is as follows:

Year Ended December 31,	2025	2024	2023
Operating lease cost	$9,118	$4,247	$3,904
Short-term lease cost	16	—	52
Variable lease cost	356	437	404
Sublease income	407	(1,086)	(1,124)
Total lease cost	$9,897	$3,598	$3,236
Octave is required to make variable lease payments under certain leases which primarily relates to variable costs of the lessor, such as taxes, insurance, maintenance and electricity.
During 2025, Octave terminated an operating lease for office space and incurred a termination payment of $6,481, which is included within operating lease cost. Additionally, costs related to a separate operating lease for office space was transferred to AAC prior to completion of sale, lease cost prior to transfer are included within table above.

Octave Specialty Group, Inc.	90	2025 Form 10-K

OCTAVE SPECIALTY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)
Supplemental information related to leases is as follows:

Year Ended December 31,	2025	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$11,060	$4,432	$4,155
Right-of-use assets obtained in exchange for operating lease liabilities (non-cash)	8,761	2,256	714
Supplemental balance sheet information related to leases is as follows:

December 31,	2025	2024
Operating leases:
Operating lease right of use assets	$9,192	$18,107
Operating lease liabilities	9,854	21,543
Weighted average remaining lease term:
Operating leases	4.6 years	5.1 years
Weighted average discount rate:
Operating leases	6.3%	7.8%
Operating lease right of use assets and operating lease liabilities are included in Other assets and Other liabilities, respectively, on the consolidated balance sheet.
Future undiscounted lease payments, gross of sublease receipts, to be made are as follows:

As of December 31, 2025	Operating Leases
2026	$2,523
2027	2,667
2028	2,589
2029	2,096
2030	1,004
Thereafter	463
Total lease payments	11,342
Less: imputed interest	(1,488)
Total	$9,854
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
In the ordinary course of their businesses, certain of Octave’s subsidiaries assert claims in legal proceedings against third parties to recover losses already paid and/or mitigate future losses. The amounts recovered and/or losses avoided which may result from these proceedings is uncertain, although recoveries and/or losses avoided in any one or more of these proceedings during any quarter or fiscal year could be material to Octave’s results of operations in that quarter or fiscal year.
From time to time, Octave is subject to allegations concerning its corporate governance, including the manner in which it exercises control and oversight of its subsidiaries, that may lead to litigation, including derivative litigation. While the monetary impacts of addressing such allegations outside of litigation may not be material, these charges may distract management and the Board of Directors from their principal focus on Octave's business, strategy and objectives.
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

Octave Specialty Group, Inc.	91	2025 Form 10-K

OCTAVE SPECIALTY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)
Litigation against Octave Specialty Group, Inc.
Dwight Jereczek and Stanley Elliott, individually and on behalf of all others similarly situated v. MBIA Inc., Ambac Financial Group, Inc., Ambac Assurance Corporation, MBIA Insurance Corporation, and National Public Finance Guarantee Corporation (United States District Court for the District of Connecticut, filed on February 12, 2025) (the "COFINA Case"). This putative class action complaint is brought by alleged former holders of bonds issued by the Puerto Rico Sales Tax Financing Corporation (“COFINA”) allegedly insured by defendants under financial guaranty insurance policies. On behalf of themselves and all persons and entities that owned such bonds between October 19, 2018, and February 12, 2019, plaintiffs allege that, in connection with the restructuring of COFINA under Title III of the Puerto Rico Oversight, Management, and Economic Stability Act, defendants orchestrated a scheme to improperly use their role in the Title III process to alter contracts with insured COFINA bondholders, resulting in such bondholders receiving less than what they contracted for under the financial guaranty insurance policies. Plaintiffs assert claims for breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, and bad faith refusal to pay first-party benefits under an insurance contract. Plaintiffs seek an unspecified amount of damages with interest thereon, disgorgement of profits, a declaratory judgment of plaintiffs’ rights and defendants’ responsibilities, and a permanent injunction against violations of law. On November 14, 2025, the Court found that Defendants were entitled to a stay of discovery. On February 13, 2026, the Court entered an order dismissing Plaintiffs' claims against Ambac Financial Group, Ambac Assurance Corporation, MBIA Insurance Corporation, and National public Finance Guarantee Corporation for lack of personal jurisdiction; Plaintiffs' claims against MBIA Inc. were dismissed for failure to state a claim, with leave to file a second amended complaint on or about March 6, 2026.

Litigation in Legacy Financial Guarantee Business
AAC is involved in litigation as described in Note 19. Commitments and Contingencies to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and Note 13. Commitments and Contingencies to the Unaudited Consolidated Financial Statements in the Company's Report on Form 10-Q for the quarterly period ended June 30, 2025. Following completion of the AAC sale, AFG no longer has any exposure to such matters other than the COFINA Case, in which AFG is a named defendant.

Octave Specialty Group, Inc.	92	2025 Form 10-K

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure — None.
Item 9A.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Octave’s disclosure controls and procedures are designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including without limitation that information required to be disclosed by Octave in its SEC filings is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) as appropriate to allow for timely decisions regarding required disclosure.
Octave’s Disclosure Committee assists the CEO and CFO in their responsibilities to design, establish, maintain and evaluate the effectiveness of disclosure controls and procedures. The Disclosure Committee is responsible for, among other things, the oversight, maintenance and implementation of the disclosure controls and procedures, subject to the supervision and oversight of the CEO and CFO. Octave’s management, with the participation of its CEO and CFO, has evaluated the effectiveness of Octave’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2025 and, the CEO and CFO have concluded that at that date Octave’s disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting. Management of Octave is responsible for establishing and maintaining adequate internal control over financial reporting. Octave’s internal control over financial reporting is a process designed under the supervision of the CEO and CFO and overseen by Octave’s Board of Directors to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Octave’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Octave’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of Octave; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of Octave; and (iii) provide reasonable assurance regarding the prevention or timely detection and remediation of unauthorized acquisition, use or disposition of Octave’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Octave management conducted an assessment of the effectiveness of Octave’s internal control over financial reporting based on the criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Octave management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.
Under guidelines established by the SEC, companies are permitted to exclude certain acquisitions from their first assessment of internal control over financial reporting following the date of acquisition. Based on those guidelines, management’s assessment of the effectiveness of Octave Specialty Group Inc.’s internal control over financial reporting at December 31, 2025 excluded certain processes of ArmadaCorp. Limited which were not integrated into the Company’s existing internal control over financial reporting environment at December 31, 2025. The excluded ArmadaCorp processes represented approximately 2% of the Company's total assets and approximately 2% of the Company’s total revenues, respectively.
Based on its evaluations, Octave's management has concluded that, as of December 31, 2025, our internal control over financial reporting was effective based on the criteria articulated in the 2013 Internal Control - Integrated Framework, excluding the above noted processes of ArmadaCorp. The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which expressed an unqualified opinion on the effectiveness of Octave’s internal control over financial reporting.
Changes in Internal Control Over Financial Reporting. Octave expects to complete the assessment of the design of ArmadaCorp internal controls over financial reporting by October 31, 2026. There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2025 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Management has formally incorporated Octave Ventures into Octave's program for internal control over financial reporting effective August 1, 2025. Accordingly, Octave Ventures is included in the scope of management's control assessments beginning with the third quarter of 2025.
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

Octave Specialty Group, Inc.	93	2025 Form 10-K

Unaudited Consolidated Financial Statements included in Part 1 of this Form 10-Q.
Effective January 1, 2025, Octave Specialty Group, Inc. changed the general ledger and consolidation system and certain related processes used for a substantial portion of its continuing operations. Additional entities comprising OSG's continuing operations will be converting onto the new general ledger system in 2025 and 2026. As part of its implementation, the Company evaluated the impact of this new system on its internal control over financial reporting and made changes to controls and procedures where necessary.
Item 9B.    Other Information
In the last fiscal quarter, none of our directors or executive officers adopted, terminated, or modified any contract, instruction or written plan for the purchase or sale of company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or any non-Rule 10b5-1 trading arrangement. No other matters require disclosure.

Octave Specialty Group, Inc.	94	2025 Form 10-K

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information relating to OSG’s executive officers and directors, including its audit committee and audit committee financial experts, will be in OSG’s definitive Proxy Statement for its 2026 Annual Meeting of Stockholders which will be filed within 120 days of the end of our fiscal year ended December 31, 2025 (the “2026 Proxy Statement”) and is incorporated herein by reference.
Octave has a Code of Business Conduct and Ethics which promotes management’s commitment to integrity and expresses Octave’s standards for ethical behavior by providing guidelines for handling business situations appropriately. This code can be found on Octave’s website at www.octavegroup.com on the “Sustainability” page under "Governance Documents." Octave will disclose on its website any amendment to, or waiver from, a provision of its Code of Business Conduct and Ethics that applies to its Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer. Octave’s corporate governance guidelines and the charters for the committees of the Board of Directors are also available on our website under the “Governance Documents” page. The reference to our website address does not constitute inclusion or incorporation by reference of the information contained on our website in this Annual Report on Form 10-K or other filings with the SEC and the information contained on our website is not part of this document.
Item 11.    Executive Compensation
Information relating to Octave’s executive officer and director compensation will be in the 2026 Proxy Statement and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to security ownership of certain beneficial owners of OSG’s common stock and information relating to the security ownership of OSG’s management, as well as information related to equity compensation plans, will be in the 2026 Proxy Statement and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information relating to Octave with respect to certain relationships and related transactions and director independence will be in the 2026 Proxy Statement and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
Information relating to principal accountant fees and services will be in the 2026 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a)    Documents filed as a part of this report:
1.    Financial Statements
The consolidated financial statements included in Part II, Item 8 above are filed as part of this Annual Report on Form 10-K.
2.    Financial Statement Schedules
The financial statement schedules filed herein, which are the only schedules required to be filed, are as follows:

Octave Specialty Group, Inc.	95	2025 Form 10-K

		Incorporated by Reference
	Exhibit Description	Form	Filing Date	Exhibit Number	Filed Herewith
(2) Plan of Acquisition/Reorganization:
2.1	Second Modified Fifth Amended Plan of Reorganization of Ambac Financial Group, Inc., effective as of May 1, 2013	10-K	03/03/14	99.3
(3) Articles of Incorporation and bylaws:
3.1	Amended and Restated Certificate of Incorporation of Octave Specialty Group, Inc.	8-K	11/10/25	3.1
3.2	Amended and Restated By-Laws of Octave Specialty Group, Inc.	8-K	11/10/25	3.2
(4) Instruments defining the rights of security holders, including indentures:
4.1	Description of Capital Stock	8-A	05/01/13
4.2	Specimen form of common stock certificate	8-A	05/01/13	4.1
4.3	Warrant Agreement, by and between Ambac Financial Group, Inc. and American Acorn Holdings, LLC, dated as of September 29, 2025.	8-K	09/29/25	4.1
(10) Material contracts and management compensation plans and arrangements:
10.1	Ambac Financial Group, Inc.'s Long-Term Incentive Compensation Plan	10-Q	08/11/14	10.1
10.2	Form of Restricted Stock Unit Award Agreement for directors				X
10.3	Closing Agreement between Ambac Financial, Group, Inc. and Commissioner of Internal Revenue, dated April 30, 2013	8-K	05/03/13	10.2
10.4	Lease, dated as of March 1, 2011, by and between One State Street, LLC and Ambac Assurance Corporation	10-K	03/16/11	10.34
10.5	Ambac Financial Group, Inc. Severance Pay Plan (Applicable to termination on or after December 16, 2021)	10-K	02/24/22	10.10
10.6	Lease Modification dated as of September 8, 2015 to the Lease dated as of March 1, 2011, by and between One State Street, LLC and Ambac Assurance Corporation	10-K	02/29/16	10.27
10.7	SUBLEASE dated as of January 30, 2019, between Advance Magazine Publishers Inc. (D/B/A CONDE NAST), and Ambac Assurance Group Corporation	10-K	03/02/20	10.45
10.8	2020 Incentive Compensation Plan	Def 14A	04/15/20	Ex. B
10.9	Purchase Agreement, by and among, Ambac Assurance Corporation, Ambac Financial Group, Inc. and certain funds or accounts affiliated with or managed by CVC Credit Partners, LLC, CVC Credit Partners Investment Management Limited and EJF Capital LLC, dated as of January 19, 2021	8-K	01/25/21	1.01
10.10	Executive Stock Deferral Plan dated June 24, 2021	8-K	06/30/21	10.1
10.11	Employment Agreement dated as of October 5, 2023, by and among Ambac Financial Group, Inc., Ambac Assurance Corporation and Daniel McGinnis	10-Q	11/07/23	10.2
10.12	Form of 2023 Restricted Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. LeBlanc, Trick and Ksenak.	10-Q	05/09/23	10.1
10.13	Form of 2023 Restricted Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. Barranco, Eisman, McGinnis and Ms. Smith.	10-Q	05/09/23	10.2
10.14	Form of 2023 Performance Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. LeBlanc, Trick and Ksenak.	10-Q	05/09/23	10.3
10.15	Form of 2023 Performance Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. Barranco, Eisman, McGinnis and Ms. Smith.	10-Q	05/09/23	10.4
10.16	Stipulation and Order - Office of the Commissioner of Insurance of the State of Wisconsin, in the Matter of Ambac Assurance Corporation effective as of February 22, 2024	10-K	02/27/24	10.38
10.17	2024 Incentive Compensation Plan	Def 14A	04/26/24	Appendix A

Octave Specialty Group, Inc.	96	2025 Form 10-K

		Incorporated by Reference
	Exhibit Description	Form	Filing Date	Exhibit Number	Filed Herewith
10.18	Form of 2024 Restricted Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. LeBlanc, Trick, Ksenak, McGinnis and Ms. Smith.	10-Q	05/06/24	10.1
10.19	Form of 2024 Restricted Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. Barranco and Eisman.	10-Q	05/06/24	10.2
10.20	Form of 2024 Performance Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. LeBlanc, Trick, Ksenak, McGinnis and Ms. Smith.	10-Q	05/06/24	10.3
10.21	Form of 2024 Performance Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. Barranco and Eisman.	10-Q	05/06/24	10.4
10.22	Stock Purchase Agreement, by and between Ambac Financial Group, Inc. and American Acorn Corporation, dated as of June 4, 2024.	8-K	06/05/24	2.2
10.23	Shareholders’ Agreement by and among Ambac Financial Group, Inc., Cirrata V LLC, Beat Capital Partners Limited and the sellers set forth therein, dated as of August 1, 2024 .	8-K	08/02/24	10.1
10.24	Credit Agreement, by and between Ambac Financial Group, Cirrata V LLC, Cirrata Group, LLC, Cirrata V UK Ltd and UBS AG, dated as of August 1, 2024.	8-K	08/02/24	10.2
10.25	Share Purchase Agreement, by and among Ambac Financial Group, Inc., Cirrata V LLC, Beat Capital Partners Limited and the sellers set forth therein, dated as of June 4, 2024.	8-K	06/05/24	2.2
10.26	Form of Investor Rights Agreement to be entered into at the closing of the sale of Ambac Assurance Corporation to funds managed by Oaktree Capital Management, L.P.	8-K	06/05/24	10.2
10.27	Form of Shareholders’ Agreement by and among Ambac Financial Group, Inc., Cirrata V LLC, Beat Capital Partners Limited and the sellers set forth therein.	8-K	06/05/24	10.4
10.28	Commitment Letter dated June 4, 2024, by UBS AG, Stamford Branch and UBS Securities LLC to Cirrata V LLC.	8-K	06/05/24	10.5
10.29	First Amendment to the Stock Purchase Agreement, by and between Ambac Financial Group, Inc. and American Acorn Corporation, dated as of July 3, 2025.	8-K	07/07/25	2.1
10.30	Letter Agreement, by and between Ambac Financial Group, Inc. and American Acorn Corporation, dated as of July 3, 2025.*	8-K	07/07/25	10.1
10.31	First Amendment dated as of June 10, 2025 to the Credit Agreement, by and between Ambac Financial Group, Cirrata V LLC, Cirrata Group, LLC, Cirrata V UK Ltd and UBS AG, dated as of August 1, 2024.	10-Q	08/07/25	10.3
10.32	Form of 2025 Performance Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. LeBlanc, Trick, Ksenak, McGinnis and Ms. Smith.	10-Q	08/07/25	10.4
10.33	Form of 2025 Restricted Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. LeBlanc, Trick, Ksenak, McGinnis and Ms. Smith.	10-Q	08/07/25	10.5
10.34	Investor Rights Agreement, by and between Ambac Financial Group, Inc. and American Acorn Holdings, LLC, dated as of September 29, 2025.	8-K	09/29/25	10.1
10.35	Membership Interest Purchase Agreement, dated September 29, 2025, by and among Sirius Acquisitions Holding Company, Cirrata VI, LLC, Sirius Re Holdings, Inc., and Ambac Financial Group, Inc.	8-K	09/29/25	10.1
10.36	Commitment Letter, dated as of September 29, 2025, by and among Cirrata Group LLC, Cirrata V LLC, Cirrata V UK Limited, Cirrata VI, LLC, Truist Bank and Truist Securities, Inc.	8-K	09/29/25	10.2
10.37	Employment Agreement dated as of September 29, 2025 by and among Octave Specialty Group, Inc. (formerly known as Ambac Financial Group, Inc. and Claude LeBlanc.	8-K	09/29/25	10.1

Octave Specialty Group, Inc.	97	2025 Form 10-K

Incorporated by Reference
	Exhibit Description	Form	Filing Date	Exhibit Number	Filed Herewith
10.38	Employment Agreement dated as of September 29, 2025 by and among Octave Specialty Group, Inc. (formerly known as Ambac Financial Group, Inc.) and David Trick	8-K	09/29/25	10.2
10.39	Employment Agreement dated as of September 29, 2025 by and among Octave Specialty Group, Inc. (formerly known as Ambac Financial Group, Inc. and R. Sharon Smith	8-K	09/29/25	10.3
10.40	Form of Restricted Stock Unit Agreement for Special RSU Award between Ambac Financial Group, Inc. and Messrs. LeBlanc, Trick and Ms. Smith	8-K	09/29/25	10.4
10.41	Form of Performance Stock Option Agreement for Special Performance-Based Stock Option Award between Ambac Financial Group, Inc. and Messrs. LeBlanc, Trick and Ms. Smith	8-K	09/29/25	10.5
10.42	Amendment No. 1 to 2024 Incentive Compensation Plan, dated as of September 26, 2025	8-K	09/29/25	10.6
10.43	Credit Agreement, dated as of October 31, 2025, by and among Cirrata Group LLC, Cirrata V LLC, Cirrata V UK Limited, Cirrata VI, LLC, ArmadaCorp Capital, LLC, ArmadaCare, LLC, Armada Administrators LLC, the several banks and other financial institutions and lenders from time to time party thereto, and Truist Bank*	8-K	11/03/25	10.1
10.44	Employment Agreement dated as of August 11, 2025, by and among Ambac Financial Group, Inc. and Lawrence Metz				X
(19) Insider Trading Policy
19.1	Octave Insider Trading Policy	10-K			X
(97) Recoupment Policy
97.1	Octave Specialty Group, Inc. - Recoupment Policy	10-K	02/27/24	97.1
Other exhibits, filed or furnished, as indicated:
21.1	List of Subsidiaries of Octave Specialty Group, Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm				X
24.1	Power of Attorney for directors of Octave Specialty Group, Inc.				X
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended				X
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended				X
32.1++	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

++ Furnished herewith.

* Certain schedules and other similar attachments to such agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish a copy of such omitted documents to the SEC upon request.

Octave Specialty Group, Inc.	98	2025 Form 10-K

SCHEDULE I
OCTAVE SPECIALTY GROUP, INC. AND SUBSIDIARIES
Summary of Investments
Other Than Investments in Related Parties
December 31, 2025

Type of Investment ($ in thousands)	Cost	Estimated Fair Value	Amount at Which Shown in the Balance Sheet
Municipal obligations	$11,697	$11,590	$11,590
Corporate obligations	67,881	66,573	66,573
U.S. government obligations	35,190	35,424	35,424
Residential mortgage-backed securities	1,604	1,597	1,597
Commercial mortgage-backed securities	3,307	3,341	3,341
Collateralized debt obligations	1,963	1,975	1,975
Other asset-backed securities	1,772	1,795	1,795
Short-term	146,434	146,442	146,442
Other (1)	—	7,454	24,971
Total	$269,848	$276,191	$293,708
(1)     Excluded from the estimated fair value amount are equity securities with a carrying value of $17,517 as of December 31, 2025, that do not have readily determinable fair values and are carried on the balance sheet at cost, less impairment, and adjusted to fair value when observable price changes in identical or similar investments from the same issuer occur, as permitted under the Investments — Equity Securities Topic of the ASC.
See the Report of Independent Registered Public Accounting Firm.

Octave Specialty Group, Inc.	99	2025 Form 10-K

SCHEDULE II
OCTAVE SPECIALTY GROUP, INC. AND SUBSIDIARIES
Condensed Financial Information
of Registrant (Parent Company Only)
Condensed Balance Sheets

($ in thousands, except share data) December 31,	2025	2024
Assets:
Fixed maturity securities, at fair value (amortized cost of $151 and $0)	$153	$—
Short-term investments, at fair value (amortized cost of $39,344 and $64,439)	39,344	64,439
Other investments	24,971	28,117
Total investments (net of allowance for credit losses of $0 and $0)	64,468	92,556
Cash and cash equivalents	10,127	9,981
Investment in subsidiaries	645,507	679,150
Deferred tax asset	1,497	1,497
Other assets	8,750	21,476
Total assets	$730,349	$804,660
Liabilities and Stockholders' Equity:
Liabilities:
Accounts payable and other liabilities	14,559	6,296
Total liabilities	14,559	6,296
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 20,000,000 shares authorized shares; issued and outstanding shares—none	—	—
Common stock, par value $0.01 per share; 130,000,000 shares authorized; issued shares: 48,876,882 and 48,875,167	489	489
Additional paid-in capital	369,860	331,007
Accumulated other comprehensive income (loss)	8,483	(188,436)
Retained earnings	370,431	683,643
Treasury stock, shares at cost: 3,871,598 and 2,368,194	(33,473)	(28,339)
Total Octave Specialty Group, Inc. stockholders’ equity	715,790	798,364
Total liabilities and stockholders’ equity	$730,349	$804,660
The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the following notes.

See the Report of Independent Registered Public Accounting Firm.

Octave Specialty Group, Inc.	100	2025 Form 10-K

SCHEDULE II
OCTAVE SPECIALTY GROUP, INC. AND SUBSIDIARIES
Condensed Financial Information
of Registrant (Parent Company Only)
Condensed Statement of Comprehensive Income

($ in thousands) Year Ended December 31,	2025	2024	2023
Revenues:
Investment income	$2,333	$7,262	$9,298
Other income	(142)	(415)	6
Net gains on derivative contracts	—	3,910	(348)
Net investment gains (losses), including impairments	(3,088)	(498)	55
Total revenues	(897)	10,259	9,011
Expenses:
General and administrative expenses	82,970	41,519	21,597
Total expenses	82,970	41,519	21,597
Income (loss) before income taxes and net income (loss) of subsidiaries	(83,867)	(31,260)	(12,586)
Federal income tax provision (benefit)	(483)	(1,748)	(1,193)
Income (loss) before net income (loss) of subsidiaries	(83,384)	(29,512)	(11,393)
Net income (loss) of subsidiaries	(15,020)	(29,770)	(13,158)
Net income (loss) from continuing operations	(98,404)	(59,282)	(24,551)
Net income (loss) from discontinued operations	(163,288)	(497,167)	28,183
Net income (loss)	$(261,692)	$(556,449)	$3,632

Other comprehensive income (loss), after tax:
Net income (loss)	$(261,692)	$(556,449)	$3,632
Unrealized gains (losses) on securities, net of income tax provision (benefit) of $0, $1,295 and $2,095	19,643	(939)	51,184
Gains (losses) on foreign currency translation, net of income tax provision (benefit) of $0, $0 and $0	176,167	(22,156)	40,132
Credit risk changes of fair value option liabilities, net of income tax provision (benefit) of $0, $(118) and $177	1,108	(356)	(88)
Changes to postretirement benefit, net of income tax provision (benefit) of $0, $0 and $0	—	(4,939)	1,569
Total other comprehensive income (loss)	196,918	(28,390)	92,797
Total comprehensive income (loss) attributable to Octave Specialty Group, Inc.	$(64,774)	$(584,839)	$96,429
The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the following notes.
See the Report of Independent Registered Public Accounting Firm.

Octave Specialty Group, Inc.	101	2025 Form 10-K

SCHEDULE II
OCTAVE SPECIALTY GROUP, INC. AND SUBSIDIARIES
Condensed Financial Information
of Registrant (Parent Company Only)
Condensed Statement of Stockholders' Equity

($ in thousands)	Total	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Common Stock Held in Treasury, at Cost
Balance at January 1, 2023	$1,252,331	$—	$467	$274,486	$(252,843)	$1,245,491	$(15,270)
Total comprehensive income (loss)	96,430				92,797	3,633
Stock-based compensation	17,275			17,275
Cost of shares (acquired) issued under equity plan	(4,665)					(7,872)	3,207
Cost of shares repurchased	(4,510)						(4,510)
Changes to NCI	4,797	—	—	—	—	4,797	—
Balance at December 31, 2023	1,361,658	—	467	291,761	(160,046)	1,246,048	(16,573)
Total Comprehensive net income (loss)	(584,839)			—	(28,390)	(556,449)	—
Stock-based compensation	8,995			8,995
Cost of shares (acquired) issued under equity plan	(701)					(634)	(67)
Cost of shares repurchased	(11,699)						(11,699)
Changes to NCI	(4,278)			1,044		(5,322)
Issuance of common stock	29,229		22	29,207		—	—
Balance at December 31, 2024	798,364	—	489	331,007	(188,436)	683,642	(28,339)
Total comprehensive income (loss)	(64,773)				196,919	(261,692)
Stock-based compensation	9,707			9,707
Cost of shares (acquired) issued under equity plan	(8,535)					(33,343)	24,808
Cost of shares repurchased	(29,942)						(29,942)
Changes to NCI	(6,031)			12,146		(18,177)	—
Issuance of warrants in connection with sale of AAC	17,000	—	—	17,000	—	—	—
Balance at December 31, 2025	$715,790	$—	$489	$369,860	$8,483	$370,431	$(33,473)
The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the following notes.
See the Report of Independent Registered Public Accounting Firm.

Octave Specialty Group, Inc.	102	2025 Form 10-K

SCHEDULE II

OCTAVE SPECIALTY GROUP, INC. AND SUBSIDIARIES
Condensed Financial Information
of Registrant (Parent Company Only)
Condensed Statements of Cash Flow

($ in thousands) Year Ended December 31,	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$(261,692)	$(556,449)	$3,632
Loss from discontinued operations	163,288	497,167	—
Net income (loss) from continuing operations	$(98,404)	$(59,282)	$3,632
Adjustments to reconcile net income loss to net cash used in operating activities:
Equity in undistributed net (income) loss of subsidiaries	15,020	29,770	(15,027)
Increase (decrease) in current income taxes payable	1,613	(1,970)	(1,674)
Share-based compensation	9,707	8,361	9,404
(Increase) decrease in other assets and liabilities	26,256	7,817	(4,660)
Distributions received from majority owned subsidiaries	15,343	10,739	8,032
Other, net	(128)	2,312	2,337
Net cash provided by (used in) operating activities	(30,593)	(2,253)	2,044
Cash flows from investing activities:
Proceeds from sales and matured bonds	1,305	5,000	—
Purchases of bonds	(1,446)	—	(795)
Change in short-term investments	25,095	91,249	19,676
Change in other investments	3,146	(1,749)	(2,715)
Proceeds from sale, net of cash transferred	407,300	—	—
Other, net	(7,115)	—	—
Net cash provided by (used in) investing activities	428,285	94,500	16,166
Cash flows from financing activities:
Capital contribution to subsidiaries	(384,604)	(70,817)	(16,050)
Cost of shares acquired	(29,942)	(11,699)	(4,510)
Issuance of warrants	17,000	—	—
Net cash (used in) financing activities	(397,546)	(82,516)	(20,560)
Net cash flow	146	9,731	(2,350)
Cash at beginning of period	9,981	250	2,600
Cash at end of period	$10,127	$9,981	$250

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Non-cash financing activity:
Octave common stock issued as partial consideration to acquire Octave Ventures	$—	$29,229	$—
The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the following notes.
See the Report of Independent Registered Public Accounting Firm.

Octave Specialty Group, Inc.	103	2025 Form 10-K

SCHEDULE II
OCTAVE SPECIALTY GROUP, INC. AND SUBSIDIARIES
Condensed Financial Information
of Registrant (Parent Company Only)
Notes to Condensed Financial Information
(Dollar Amounts in Thousands)
The condensed financial information of Octave Specialty Group, Inc. (“OSG” or the “Registrant”) as of December 31, 2025 and 2024, and for the three years in the period ended December 31, 2025, should be read in conjunction with the consolidated financial statements of Octave Specialty Group, Inc. and Subsidiaries and the notes thereto included in this Annual Report on Form 10-K for the year ended December 31, 2025. Investments in subsidiaries are accounted for using the equity method of accounting.
OSG, headquartered in New York City, is an insurance holding company incorporated in the state of Delaware on April 29, 1991.
Income Taxes
OSG files a consolidated U.S. federal income tax return with its 80% or greater owned U.S. subsidiaries. Beat's US subsidiaries file separate U.S. federal income tax returns as they are not directly owned by OSG for tax purposes. OSG and its subsidiaries also file separate or combined income tax returns in various states, local and foreign jurisdictions. As of December 31, 2025, the Company has $1,690,842 of NOLs, which if not utilized will begin expiring in 2030, and $118,910 of NOLs that carryforward indefinitely.
Sale of AAC
On September 29, 2025, the Company completed the sale of AAC pursuant to the June 4, 2024, stock purchase agreement (the "Purchase Agreement") with American Acorn Corporation (the “Buyer”), a Delaware corporation owned by funds managed by Oaktree Capital Management, L.P., pursuant to which OSG sold all of the issued and outstanding shares of common stock of AAC, a wholly-owned subsidiary of OSG, to Buyer for $420,000 in cash (the "Sale"). The Buyer also made an additional payment to OSG in an amount of $4,300. In the Sale, Buyer acquired complete common equity ownership of AAC and all of its wholly owned subsidiaries, including Ambac Assurance UK Limited. In connection with and pursuant to the Purchase Agreement, OSG issued to Buyer a warrant exercisable for 5,092,707 shares of common stock, par value $0.01, of OSG. Refer to Note 5. Discontinued Operations of the Notes to the Consolidated Financial Statements under Part II, Item 8 in this Annual Report on Form 10-K for further details on the sale of AAC.
For all periods leading up to the Sale, AAC's results of operations and OSG's loss on sale are reported within Net income (loss) from discontinued operations before tax on the Consolidated Statement of Comprehensive Income (Loss). See Note 5. Discontinued Operations of the Notes to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report on Form 10-K for additional information.
Acquisition of ArmadaCorp
On October 31, 2025, the Company closed on the acquisition of ArmadaCorp for a purchase price of $250,000. The Company purchased all of the issued and outstanding limited liability company interests in ArmadaCorp from Sirius Re Holdings, Inc. and Sirius Acquisitions Holding Company, funded in part by $120,000 of loans obtained under new credit facilities. Refer to Note 4. Business Combination in Part II, Item 8 in this Annual Report on Form 10-K for further details on the acquisition of ArmadaCorp.
ArmadaCorp includes an MGA/U that focuses on supplemental health and benefit products for C-suite executives and other key talent. ArmadaCorp creates and distributes supplemental benefit solutions and insurance products. ArmadaCorp's differentiated product offering in the A&H market provides both line of business and product diversification to the Company, while also increasing exposure to non-correlated A&H business lines. ArmadaCorp also provides clients with tools to navigate the healthcare system, including services that help match individuals with physicians suited to their personal needs, and maintains a provider of third-party administration services for insurance carriers that distribute the benefit products and handle claims.
Pivix
Effective September 1, 2025, OSG's wholly owned subsidiary, Octave Partners LLC ("Octave Partners"), exercised its option to convert its $3,500 convertible note investment in Pivix Specialty Insurance Services ("Pivix"), an excess and surplus lines MGA/U, into common stock. As a result, Octave Partners now has an approximately 74% controlling stake in Pivix when combined with its previous 17% minority equity interest and includes Pivix in its consolidated financial statements.
Immaterial Correction of Prior Period Error
As disclosed in Note 2. Basis of Presentation, the Company identified an immaterial prior period error in the Consolidated Stockholders’ Equity statement related to the redeemable non-controlling interest associated with the redemption value adjustment recorded under ASC 810-10. In Schedule II, Condensed Financial Information of Registrant (Parent Company Only) Condensed Balance Sheet, the investment in subsidiaries balance and retained earnings as of December 31, 2024 were corrected by $58,542 to reflect the correction to redeemable non controlling interest, which impacted Total assets and Total liabilities and stockholders equity.

Octave Specialty Group, Inc.	104	2025 Form 10-K

SCHEDULE III
OCTAVE SPECIALTY GROUP, INC. AND SUBSIDIARIES
Supplementary Insurance Information
(Dollar Amounts in Thousands)

Segment	Deferred Acquisition Costs	Loss and Loss Adjustment Expense Reserves	Unearned Premium	Earned Premiums	Net Investment Income	Loss and Loss Adjustment Expenses (Benefit)	Amortization of Deferred Amortization Costs	Other Operating Expenses	Net Written Premiums
2025
Specialty Property and Casualty Insurance	$9,732	$459,990	$187,178	$67,232	$6,811	$47,193	$15,790	$22,090	$73,898

2024
Specialty Property and Casualty Insurance	$8,572	$349,062	$182,446	$99,005	$6,400	$72,626	$23,666	$17,802	$88,682

2023
Specialty Property and Casualty Insurance	$10,960	$197,089	$154,878	$51,911	$3,795	$36,712	$10,557	$16,449	$79,824
See the Report of Independent Registered Public Accounting Firm.
Item 16. Form 10-K Summary. — None

Octave Specialty Group, Inc.	105	2025 Form 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCTAVE SPECIALTY GROUP, INC.

Dated:	March 4, 2026	By:	/S/ DAVID TRICK
David Trick
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JEFFREY S. STEIN*	Chairman of the Board and Director	March 4, 2026
Jeffrey S. Stein

/S/ CLAUDE LEBLANC	President, Chief Executive Officer and Director	March 4, 2026
Claude LeBlanc	(Principal Executive Officer)

/S/ DAVID TRICK	Executive Vice President and Chief Financial Officer	March 4, 2026
David Trick	(Principal Financial Officer)

/S/ CRISTINA AHN	Chief Accounting Officer	March 4, 2026
Cristina Ahn	(Principal Accounting Officer)

/S/ IAN D. HAFT*	Director	March 4, 2026
Ian D. Haft

/S/ LISA G. IGLESIAS*	Director	March 4, 2026
Lisa G. Iglesias

/S/ JOAN LAMM-TENNANT*	Director	March 4, 2026
Joan Lamm-Tennant

/S/ KRISTI A. MATUS*	Director	March 4, 2026
Kristi A. Matus

/S/ MICHAEL D. PRICE*	Director	March 4, 2026
Michael D. Price

/S/ LAWRENCE F. METZ	Attorney-in-fact	March 4, 2026
*By: Lawrence F. Metz

Octave Specialty Group, Inc.	106	2025 Form 10-K