Form 10-Q
period 2026-03-31
OCTAVE SPECIALTY GROUP INC
filed 2026-05-06
CIK 874501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:	1-10777

OCTAVE SPECIALTY GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware			13-3621676
(State of incorporation)			(I.R.S. employer identification no.)

40 Wall Street	New York	NY	10005
(Address of principal executive offices)			(Zip code)

(212)	658-7470
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock par value $0.01 per share	OSG	New York Stock Exchange
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
As of May 4, 2026, 45,013,592 shares of common stock, par value $0.01 per share, of the Registrant were outstanding.

OCTAVE SPECIALTY GROUP, INC. AND SUBSIDIARIES

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995					1

Item Number		Page	Item Number		Page
PART I. FINANCIAL INFORMATION			PART I (CONTINUED)
1	Unaudited Consolidated Financial Statements of Octave Specialty Group, Inc. and Subsidiaries			U.S. Insurance Statutory Basis Financial Results	36
	Consolidated Balance Sheets (Unaudited)	2		Non-GAAP Financial Measures	36
	Consolidated Statements of Income (Loss) (Unaudited)	3	3	Quantitative and Qualitative Disclosures About Market Risk	38
	Consolidated Statements of Comprehensive Income (Loss) (Unaudited)	4	4	Controls and Procedures	38
	Consolidated Statements of Stockholders' Equity (Unaudited)	5
	Consolidated Statements of Cash Flows (Unaudited)	6	PART II. OTHER INFORMATION
	Notes to Unaudited Consolidated Financial Statements	7	1	Legal Proceedings	38
2	Management's Discussion and Analysis of Financial Condition and Results of Operations	27	1A	Risk Factors	38
	Overview	28	2	Unregistered Sales of Equity Securities and Use of Proceeds	39
	Critical Accounting Policies and Estimates	29	3	Defaults Upon Senior Securities	39
	Results of Operations	29	5	Other Information	40
	Liquidity and Capital Resources	32	6	Exhibits	39
	Balance Sheet	34	SIGNATURES		40
	Accounting Standards	36

Ambac Financial Group, Inc.	i	First Quarter 2026 Form 10-Q

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Management has included in Parts I and II of this Quarterly Report on Form 10-Q, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “project,” “plan,” “believe,” “anticipate,” “intend,” “planned,” “potential” and similar expressions, or future or conditional verbs such as “will,” “should,” “would,” “could,” and “may,” or the negative of those expressions or verbs, identify forward-looking statements. We caution readers that these statements are not guarantees of future performance. Forward-looking statements are not historical facts, but instead represent only our beliefs regarding future events, which may by their nature be inherently uncertain and some of which may be outside our control. These statements may relate to plans and objectives with respect to the future, among other things, which may change. We are alerting you to the possibility that our actual results may differ, possibly materially, from the expected objectives or anticipated results that may be suggested, expressed or implied by these forward-looking statements. Important factors that could cause our results to differ, possibly materially, from those indicated in the forward-looking statements include, among others, those discussed under “Risk Factors.” in Part I, Item 1A of the 2025 Annual Report on Form 10-K and in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Any or all of management’s forward-looking statements, whether contained herein or in other publications, may prove to be incorrect and are based on management’s current belief or opinions. Octave Specialty Group’s (“OSG”) and its subsidiaries’ (collectively, “Octave” or the “Company”) actual results may differ materially from those expressed in, or implied by, these forward-looking statements, and there are no guarantees about the performance of Octave’s securities. Among events, risks, uncertainties or factors that could cause actual results to differ materially are: (1) the high degree of volatility in the price of OSG’s common stock; (2) uncertainty concerning the Company’s ability to achieve value for holders of its securities from the specialty property and casualty insurance business, the insurance distribution business, or related businesses; (3) greater than expected underwriting losses in the Company’s specialty property and casualty insurance business resulting in inadequacy of loss and loss expense reserves and the possibility that changes in reserves may result in further volatility of earnings or financial results; (4) credit risk throughout Octave’s business, including but not limited to issuers of securities in our investment portfolios, and exposures to reinsurers; (5) the Company’s level of indebtedness, including its ability to generate sufficient cash to service obligations, refinance existing debt, or obtain additional financing on acceptable terms, and the resulting impact on financial condition and operating flexibility; (6) dependence on third parties, including specialty insurance program partners, reinsurers, distribution relationships, and other service providers, and the risk of failures or disruptions in their performance; (7) inability to obtain reinsurance coverage on economic terms; (8) loss of key relationships for the production of business in our specialty property and casualty and insurance distribution businesses or the inability to secure such additional relationships to produce expected results; (9) the impact of catastrophic public health events, environmental or natural events, or political events, including as a result of global or regional conflicts; (10) restrictive covenants in agreements and instruments that impair Octave’s ability to pursue or achieve its business strategies; (11) regulatory risks, including disagreements with insurance regulators, changes in laws or regulations, and the Company’s ability to adapt to an evolving regulatory environment; (12) risks related to changes in the composition, valuation, or performance of the Company’s investment portfolio, including interest rate and foreign currency exchange rate fluctuations; (13) events or circumstances that result in the impairment of our intangible assets and/or goodwill that were recorded in connection with Octave’s acquisitions; (14) the risk of litigation, regulatory inquiries, investigations, claims or proceedings, and the risk of adverse outcomes in connection therewith; (15) system security risks, data protection breaches and cyberattacks; (16) our inability to attract and retain qualified executives, senior managers and other employees, or the loss of such personnel; (17) greater competition for our specialty property and casualty insurance business and/or our insurance distribution business; (18) loss or lowering of the AM Best rating for our property and casualty insurance company subsidiaries; (19) disintermediation within the insurance industry or greater competition from technology-based insurance solutions or non-traditional insurance markets; (20) changes in law or in the functioning of the healthcare market that impair the business model of our accident and health managing general agents; (21) failure to successfully execute business expansion initiatives, integrate acquired businesses, or realize anticipated benefits from such efforts and significant obligations under put rights granted in completed acquisitions; and (22) other risks and uncertainties that have not been identified at this time.

Octave Specialty Group, Inc.	1	First Quarter 2026 Form 10-Q

PART I.    FINANCIAL INFORMATION
Item 1.     Unaudited Financial Statements of Octave Specialty Group, Inc. and Subsidiaries
OCTAVE SPECIALTY GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,	December 31,
(Dollars in thousands, except share data) (March 31, 2026 (Unaudited))	2026	2025
Assets:
Investments:
Fixed maturity securities - available-for-sale, at fair value (amortized cost of $139,242 and $123,414)	$137,092	$122,295
Short-term investments, at fair value (amortized cost of $92,295 and $146,434)	92,295	146,442
Other investments (includes $7,454 and $7,454 at fair value)	24,971	24,971
Total investments (net of allowance for credit losses of $0 and $0)	254,358	293,708
Cash and cash equivalents (including $46,634 and $40,754 of restricted cash)	93,537	68,440
Premium receivables (net of allowance for credit losses of $500 and $500)	87,653	75,085
Commission and fees receivable	106,198	86,549
Reinsurance recoverable on paid and unpaid losses (net of allowance for credit losses of $100 and $100)	469,859	436,092
Deferred ceded premium	145,420	146,365
Policy acquisition costs	16,451	9,732
Intangible assets, less accumulated amortization	458,380	474,998
Goodwill	533,497	540,345
Other assets (net of allowance for credit losses of $350 and $350)	101,673	92,003
Total assets	2,267,026	2,223,317
Liabilities and Stockholders’ Equity:
Liabilities:
Unearned premiums	$198,681	$187,178
Loss and loss adjustment expense reserves	487,261	459,990
Ceded premiums payable	89,148	80,561
Deferred program fees and reinsurance commissions	6,929	6,978
Commissions payable	118,086	115,555
Deferred taxes	60,553	65,217
Short-term debt	—	—
Long-term debt	117,062	117,558
Accrued interest payable	1,305	1,343
Other liabilities	158,458	102,771
Total liabilities	1,237,483	1,137,151
Commitments and contingencies (See Note 14)
Redeemable noncontrolling interest	195,969	252,981
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 20,000,000 shares authorized shares; issued and outstanding shares—none	—	—
Common stock, par value $0.01 per share; 130,000,000 shares authorized; issued shares: 48,876,882 and 48,876,882	489	489
Additional paid-in capital	380,263	369,860
Accumulated other comprehensive income	1,224	8,483
Retained earnings	363,751	370,431
Treasury stock, shares at cost: 3,863,290 and 3,871,598	(33,109)	(33,473)
Total Octave Specialty Group, Inc. stockholders’ equity	712,618	715,790
Nonredeemable noncontrolling interest	120,956	117,395
Total stockholders’ equity	833,574	833,185
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$2,267,026	$2,223,317

See accompanying Notes to Unaudited Consolidated Financial Statements

Octave Specialty Group, Inc.	2	First Quarter 2026 Form 10-Q

-OCTAVE SPECIALTY GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Loss) (Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except share data)	2026	2025
Revenues:
Commissions	$68,178	$36,771
Servicing and other fees	9,362	4,964
Net premiums earned	20,001	15,678
Program fees	3,644	3,652
Investment income	2,355	2,815
Other	630	(1,124)
Total revenues	104,170	62,756
Expenses:
Commissions	14,005	10,365
Losses and loss adjustment expenses	19,679	10,496
Policy acquisition costs	6,371	3,841
General and administrative	53,155	38,531
Intangible amortization and depreciation	12,214	9,176
Interest	2,090	5,454
Total expenses	107,514	77,863
Pretax income (loss) from continuing operations	(3,344)	(15,107)
Provision (benefit) for income taxes from continuing operations	(481)	(617)
Net income (loss) from continuing operations	(2,863)	(14,490)
Net income (loss) from discontinued operations, net of tax (including loss on disposal of $14,497 for the three months ended March 31, 2025)	—	(30,247)
Net income (loss)	(2,863)	(44,737)
Net (gain) loss attributable to noncontrolling interest	(3,988)	(1,654)
Net income (loss) attributable to shareholders	$(6,851)	$(46,391)
Net income (loss) attributable to shareholders
Continuing operations	$(6,851)	$(16,144)
Discontinued operations	—	(30,247)
Total	$(6,851)	$(46,391)

Net income (loss) from continuing operations per share attributable to stockholders
Basic	$(0.13)	$(0.57)
Diluted	$(0.13)	$(0.57)
Net income (loss) from discontinued operations per share attributable to stockholders
Basic	$—	$(0.64)
Diluted	$—	$(0.64)
Net income (loss) per share attributable to stockholders
Basic	$(0.13)	$(1.21)
Diluted	$(0.13)	$(1.21)
Weighted-average number of common shares outstanding:
Basic	45,302,933	47,313,012
Diluted	45,302,933	47,313,012

See accompanying Notes to Unaudited Consolidated Financial Statements

Octave Specialty Group, Inc.	3	First Quarter 2026 Form 10-Q

OCTAVE SPECIALTY GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except share data)	2026	2025
Net income (loss)	$(2,863)	$(44,737)
Unrealized gains (losses) on securities, net of income tax provision (benefit) of $0 and $645	(1,039)	18,606
Gains (losses) on foreign currency translation, net of income tax provision (benefit) of $0 and $0	(12,590)	44,720
Credit risk changes of fair value option liabilities, net of income tax provision (benefit) of $0 and $147	—	442
Total other comprehensive income (loss), net of income tax	(13,629)	63,768
Total comprehensive income (loss), net of income tax	(16,492)	19,031
Less: net (gain) loss attributable to noncontrolling interest	(3,988)	(1,654)
Less: (gain) loss on foreign currency translation attributable to noncontrolling interest	6,370	(10,361)
Total comprehensive income (loss) attributable to shareholders	$(14,110)	$7,016
See accompanying Notes to Unaudited Consolidated Financial Statements

Octave Specialty Group, Inc.	4	First Quarter 2026 Form 10-Q

OCTAVE SPECIALTY GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Unaudited)

Three months ended March 31, 2026 and 2025
	Stockholders' Equity								Mezzanine
		Octave Specialty Group, Inc.							Equity
(Dollars in thousands)	Total	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Common Stock Held in Treasury, at Cost	Non- redeemable NCI (1)	Redeemable NCI (1)
Balance at December 31, 2025	$833,185	$—	$489	$369,860	$8,483	$370,431	$(33,473)	$117,395	$252,981
Total net income (loss)	(4,843)	—	—	—	—	(6,851)	—	2,008	1,980
Total other comprehensive income (loss)	(9,436)	—	—	—	(7,259)	—	—	(2,177)	(4,193)
Stock-based compensation	4,722	—	—	4,722	—	—	—	—	—
Cost of shares repurchased	—	—	—	—	—	—	—	—	—
Cost of shares (acquired) issued under equity plan	(272)	—	—	—	—	(636)	364	—	—
Changes to noncontrolling interest	10,218	—	—	5,681	—	807	—	3,730	(54,799)
Balance at March 31, 2026	$833,574	$—	$489	$380,263	$1,224	$363,751	$(33,109)	$120,956	$195,969

Balance at December 31, 2024	$996,119	$—	$489	$331,007	$(188,436)	$683,643	$(28,339)	$197,755	$199,402
Total net income (loss)	(44,995)	—	—	—	—	(46,391)	—	1,396	258
Total other comprehensive income (loss)	58,110	—	—	—	53,407	—	—	4,703	5,658
Stock-based compensation	2,349	—	—	2,349	—	—	—	—	—
Cost of shares repurchased	(3,122)	—	—		—	—	(3,122)	—	—
Cost of shares (acquired) issued under equity plan	(1,605)	—	—	—	—	(3,121)	1,516	—	—
Changes to noncontrolling interest	(40,852)	—	—	—	—	(10,825)	—	(30,027)	40,143
Balance at March 31, 2025	$966,004	$—	$489	$333,356	$(135,029)	$623,306	$(29,945)	$173,827	$245,461
(1) NCI = Noncontrolling interest
See accompanying Notes to Unaudited Consolidated Financial Statements

Octave Specialty Group, Inc.	5	First Quarter 2026 Form 10-Q

OCTAVE SPECIALTY GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Cash flows from operating activities:
Net income (loss)	$(2,863)	$(44,737)
Net income (loss) from discontinued operations	—	(30,247)
Net income (loss) from continuing operations	(2,863)	(14,490)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Intangible amortization and depreciation	12,214	9,176
Share-based compensation	4,722	2,349
Deferred income taxes	(4,664)	(393)
Unearned premiums, net	12,448	2,327
Losses and loss expenses, net	(6,496)	(20,876)
Ceded premiums payable	8,587	28,356
Premium and commissions receivables	(32,204)	(18,813)
Commissions payable	2,531	9,586
Corporate costs reallocated to continuing operations	—	2,763
Other, net	(4,354)	(12,597)
Net cash provided by (used in) operating activities from continuing operations	(10,079)	(12,612)
Cash flows from investing activities:
Proceeds from matured bonds	11,492	8,488
Purchases of bonds	(27,258)	(10,990)
Change in short-term investments	54,169	25,972
Other, net	(695)	(2,131)
Net cash provided by (used in) investing activities from continuing operations	37,708	21,339
Cash flows from financing activities:
Payments for purchases of common stock held in treasury	—	(3,122)
Payments for long-term debt	(625)	—
Tax payments related to shares withheld for share-based compensation plans	(572)	(1,606)
Distributions to noncontrolling interest holders	(553)	(708)
Acquisitions of noncontrolling interest shares	(383)	—
Net cash provided by (used in) financing activities from continuing operations	(2,133)	(5,436)
Effect of foreign exchange on cash and cash equivalents - continuing operations	(399)	1,094
Net cash provided by (used in) continuing operations	25,097	4,385
Cash, cash equivalents, and restricted cash at beginning of period - continuing operations	68,440	47,275
Cash, cash equivalents, and restricted cash at end of period - continuing operations	93,537	51,660
Net cash provided by (used in) operating activities from discontinued operations	—	43,904
Net cash provided by (used in) investing activities from discontinued operations	—	13,150
Net cash provided by (used in) financing activities from discontinued operations	—	(48,369)
Effect of foreign exchange on cash and cash equivalents - discontinued operations	—	225
Net cash provided by (used in) discontinued operations	—	8,910
Cash, cash equivalents, and restricted cash at beginning of period - discontinued operations	—	66,077
Cash, cash equivalents, and restricted cash at end of period - discontinued operations	$—	$74,987

Cash paid during the period for:
Interest on debt	$1,999	$3,819
Income taxes	$1,483	$1,885
Non-cash investing and financing activities:
Noncontrolling interests acquired in connection with put / call option exercises	$43,644	$—

See accompanying Notes to Unaudited Consolidated Financial Statements

Octave Specialty Group, Inc.	6	First Quarter 2026 Form 10-Q

OCTAVE SPECIALTY GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Background and Business Description	8	Note 9. Debt	22
Note 2. Segment Information	11	Note 10. Revenues From Contracts with Customers	22
Note 3. Discontinued Operations	13	Note 11. Comprehensive Income (Loss)	23
Note 4. Investments	14	Note 12. Net Income Per Share	23
Note 5. Fair Value Measurements	17	Note 13. Income Taxes	24
Note 6. Insurance Contracts	18	Note 14. Commitments and Contingencies	25
Note 7. Derivative Instruments	20
Note 8. Goodwill and Intangible Assets	20

Octave Specialty Group, Inc.	7	First Quarter 2026 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Octave Specialty Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
1.    BACKGROUND AND BUSINESS DESCRIPTION
Business
The following description provides an update of Note 1. Background and Business Description and Note 2. Basis of Presentation and Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, and should be read in conjunction with the complete descriptions provided in the Form 10-K. Capitalized terms used, but not defined herein, and in the other footnotes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q shall have the meanings ascribed thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Octave Specialty Group, Inc. (“OSG”), headquartered in New York City, is a financial services holding company incorporated in the state of Delaware on April 29, 1991. References to “Octave,” "OSG", the “Company,” “we,” “our,” and “us” are to OSG and its subsidiaries, as the context requires. Octave operates two principal businesses:
•Insurance Distribution — Octave's specialty property and casualty ("P&C") insurance underwriting and distribution business, includes Managing General Agents and Underwriters (collectively "MGAs" or "MGA/Us"); an insurance broker; and other distribution, underwriting and related businesses. On October 31, 2025, the Company completed the acquisition of ArmadaCorp Capital, LLC and its subsidiaries (collectively, "ArmadaCorp"), a leading specialty accident and health MGA. Octave's insurance distribution platform operates in the following lines of business: property, niche specialty risk, accident & health, miscellaneous specialty, reinsurance, surety, marine & energy, specialty auto, Excess & Surplus ("E&S") commercial package, professional lines and Directors & Officers ("D&O") .
•Specialty Property & Casualty Insurance — Octave's Specialty Property & Casualty Insurance program insurer business currently includes five carriers (collectively, “Everspan”). Everspan carriers have an A.M. Best rating of 'A-' (Excellent), which was affirmed on July 17, 2025.
The Company reports these two business operations as segments; see Note 2. Segment Information for further information.
Basis of Presentation
The Company has disclosed its significant accounting policies in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
The accompanying unaudited consolidated financial statements have been prepared on the basis of U.S. generally accepted accounting principles ("GAAP") for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2025. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), but in the opinion of management such financial statements include all adjustments necessary for the fair presentation of the Company’s consolidated financial position and results of operations. The results of operations for the three months ended March 31, 2026, may not be indicative of the results that may be expected for the year ending December 31, 2026 due to seasonality within the Insurance Distribution segment and other factors. The December 31, 2025, consolidated balance sheet was derived from audited financial statements.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Such estimates and assumptions could change in the future as more information becomes available or actual amounts become determinable, which could affect the amounts reported and disclosed herein, at which point the recorded estimates are revised and reflected in operating results. Actual results could differ from those estimates.
Consolidation
The consolidated financial statements include the accounts of OSG and all other entities in which OSG (directly or through its subsidiaries) has a controlling financial interest. All significant intercompany balances have been eliminated. The usual condition for a controlling financial interest is ownership of a majority of the voting interests of an entity.
Discontinued Operations
On September 29, 2025, the Company completed the sale of its Legacy Financial Guarantee business, inclusive of Ambac Assurance Corporation ("AAC") and its wholly owned subsidiary Ambac Assurance UK Limited. The results of discontinued operations for all periods to the date of sale are reported separately as Net income (loss) from discontinued operations within the Consolidated Statements of Income (Loss) for the prior periods. Assets and liabilities of AAC prior to the date of sale are presented as Assets of discontinued operations and Liabilities of discontinued operations. AAC's cash flows for all periods to the date of sale are reflected as Net cash provided by (used in) discontinued operations within the Consolidated Statements of Cash Flows.
Refer to Sale of Ambac Assurance Corporation in Note 3. Discontinued Operations for further information.

Octave Specialty Group, Inc.	8	First Quarter 2026 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Octave Specialty Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
Foreign Currency
The impact of non-functional currency transactions and the remeasurement of non-functional currency assets and liabilities into the respective subsidiaries' functional currency (collectively "foreign currency transactions gains/(losses)") are $1,189 and $(1,582) for the three months ended March 31, 2026 and 2025, respectively. Foreign currency transaction gains/(losses) are primarily the result of Octave Ventures transactions in currencies (primarily the U.S. dollar) other than its functional currency (the British Pound Sterling).
Noncontrolling Interests ("NCI")
Nonredeemable NCI
The total Nonredeemable NCI as of March 31, 2026, and December 31, 2025, was $120,956 and $117,395, respectively, for the NCI share in certain Octave Ventures' operating units that are minority owned by the units' respective management teams that do not have associated put options. At the beginning of 2025, there were no put options associated with any of these minority interests, and as such, the aggregate amount was classified as nonredeemable NCI on the balance sheet. During the three months ended March 31, 2025, certain NCI shares were reclassified from nonredeemable to redeemable NCI as further described under "Redeemable NCI" below. When redeemable NCI shares are no longer redeemable, such as when put options expire unused, the NCI shares are reclassified to nonredeemable NCI with no change in carrying value.
Redeemable NCI
During the three months ended March 31, 2026, the minority owners of Octave Ventures exercised put options and certain Option Shares were also exercised. In addition, Octave purchased certain redeemable NCI shares from a minority interest owner of CMC.

	Ownership Percentage
Company	March 31, 2026	December 31, 2025
Capacity Marine	87%	80%
Octave Ventures (1)	70%	60%
(1)Octave Ventures' majority interests in its underlying MGAs ranges from 51% to 100% at March 31, 2026, and 60% to 100% at December 31, 2025, together with Octave's direct ownership in some underlying MGAs, resulting in Octave's interest ranging from 36% to 70% at March 31, 2026 and 36% to 60% at December 31, 2025, respectively, in each underlying MGA/U.
Under the terms of applicable agreements, Octave has call options to purchase the remaining NCI from the minority owners and the minority owners have put options to sell their interests to Octave. Because the exercise of the put options is outside of Octave's control, in accordance with the Distinguishing Liabilities from Equity Topic of the ASC, Octave reports redeemable NCI in the mezzanine section of its consolidated balance sheet. In addition, during the three months ended March 31, 2025, Octave entered into put options with certain minority owners of the MGA/U operating entities that are majority owned by Octave Ventures. These put options are embedded in the associated NCI shares ("Option Shares"), resulting in remeasurement of the shares at fair value inclusive of the put options, and reclassification of the
Option Shares from nonredeemable NCI to redeemable NCI. The change in carrying value resulting from revaluation of $10,276 was recorded as an offset to retained earnings, with a corresponding impact on earnings per share for the three months ended March 31, 2025. During the three months ended March 31, 2026 and 2025, put options on certain Option Shares expired, resulting in reclassification of the associated redeemable NCI balances of $3,841 and $1,877, respectively, to nonredeemable NCI.
During the three months ended March 31, 2026, Octave acquired redeemable NCI with a carrying value of $49,214 as a result of the exercise of put options by the minority owners of Octave Ventures and of certain Option Shares. The aggregate consideration payable for these shares of $43,644 is included in Other liabilities on the Consolidated Balance Sheets as of March 31, 2026, and was subsequently settled in cash in April 2026. The difference between the consideration paid and carrying value of the redeemable NCI is recorded as an adjustment to additional paid-in capital. Additionally, during the three months ended March 31, 2026, Octave paid $383 to purchase certain redeemable NCI shares from a minority interest owner of CMC, resulting in a $494 decrease to redeemable NCI. During the three months ended March 31, 2025, there was no activity related the exercise of the put options on the Option Shares.
The acquisition date valuation method used to determine the fair value of redeemable NCI and related put and call options was a Monte Carlo Simulation. The significant fair value assumptions used in the simulation include the exercise thresholds, EBITDA forecasts, discount rate and long-term growth rates. The redeemable NCI is remeasured each period as the greater of:
i.the carrying value under ASC 810, which attributes a portion of consolidated net income (loss) to the redeemable NCI, and
ii.the redemption value of the put option under ASC 480.
At each reporting period, the redeemable NCI balance increases or decreases due to activity related to net income and distributions. Management calculates the redemption value of the put options under ASC 480 on an annual basis using prior-year EBITDA and related adjustments as prescribed by the terms of the relevant redemption provisions, or when otherwise required based on the terms of the redemption provisions. Management evaluates the redemption value and would record adjustments other than annually upon a change in contractual terms.
Any increase or (decrease) in the carrying value of the redeemable NCI as a result of adjusting to the redemption value of the put option is recorded as an offset to retained earnings. The impact of such differences on earnings per share are presented in Note 12. Net Income Per Share.

Octave Specialty Group, Inc.	9	First Quarter 2026 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Octave Specialty Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
Following is a rollforward of redeemable NCI interest for the three months ended March 31, 2026 and 2025:

Three Months Ended March 31,	2026	2025
Beginning balance	$252,981	$199,402
Net income attributable to redeemable NCI (ASC 810)	1,980	258
Gain (loss) on foreign currency translation attributable to redeemable NCI	(4,193)	5,658
Reclassification from nonredeemable NCI, including remeasurement at fair value	—	42,180
Reclassification to nonredeemable NCI	(3,841)	(1,877)
Put / call option exercise	(49,708)	—
Distributions	(443)	(708)
Adjustment to redemption value (ASC 480 )	(807)	548
Ending balance	$195,969	$245,461
Immaterial Correction of Prior Period Error
The Company previously identified an immaterial prior period error for the three months ended March 31, 2025, related to the redeemable NCI redemption value adjustment recorded under ASC 810-10. In accordance with the U.S. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 99, “Materiality,” and ASC 250, Accounting Changes and Error Corrections, the Company assessed the impact of this error correction on its previously issued consolidated financial statements and concluded that the error is not material to any prior period. The immaterial error impacts the Consolidated Balance Sheet, Consolidated Statement of Comprehensive Income (Loss), Consolidated Statement of Stockholders' Equity and Earnings (Loss) Per Share.
The error was identified subsequent to the filing of the Company's Quarterly Reports on Form 10-Q for the three months ended March 31, 2025, June 30, 2025 and September 30, 2025, and prior to the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2025. The impact of the correction for the three months ended March 31, 2025 is shown below.
Corrected Consolidated Statement of Comprehensive Income (Loss):

	Three Months Ended March 31, 2025
	As Reported	Immaterial Correction	As Corrected
Gain on foreign currency translation, net of income tax provision	$36,220	$8,500	$44,720
(Gain) loss on foreign currency translation attributable to noncontrolling interest	$(4,252)	$(6,109)	$(10,361)
Total comprehensive income (loss) attributable to shareholders	$4,625	$2,391	$7,016
Corrected Consolidated Statement of Stockholders’ Equity:

	Three Months Ended March 31, 2025
	As Reported	Immaterial Correction	As Corrected
Balance at December 31, 2024	$1,054,661	$(58,542)	$996,119
Total net income (loss)	—	(44,995)	(44,995)
Total other comprehensive income (loss)	—	58,110	58,110
Total comprehensive income (loss)	8,877	(8,877)	—
Stock-based compensation	2,349	—	2,349
Cost of shares repurchased	(3,122)	—	(3,122)
Cost of shares (acquired) issued under equity plan	(1,605)	—	(1,605)
Changes to noncontrolling interest	(35,112)	(5,740)	(40,852)
Balance at March 31, 2025	$1,026,048	$(60,044)	$966,004
Corrected Earnings (Loss) Per Share:

	Three Months Ended March 31, 2025
	As Reported	Immaterial Correction	As Corrected
Net income (loss) from continuing operations per share attributable to stockholders
Basic	$(0.58)	$0.01	$(0.57)
Diluted	$(0.58)	$0.01	$(0.57)
Net income (loss) per share attributable to shareholders
Basic	$(1.22)	$0.01	$(1.21)
Diluted	$(1.22)	$0.01	$(1.21)
Corrected rollforward of redeemable NCI:

	Three Months Ended March 31, 2025
	As Reported	Immaterial Correction	As Corrected
Beginning balance	$140,860	$58,542	$199,402
Reclassification from nonredeemable NCI, including remeasurement at fair value	42,180	—	42,180
Reclassification to nonredeemable NCI	(1,877)	—	(1,877)
Net income attributable to redeemable NCI (ASC 810)	258	—	258
Distributions	(708)	—	(708)
Adjustment to redemption value (ASC 480)	907	(359)	548
Gain (loss) on foreign currency translation attributable to redeemable NCI	3,797	1,861	5,658
Ending balance	$185,417	$60,044	$245,461

Octave Specialty Group, Inc.	10	First Quarter 2026 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Octave Specialty Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
Reclassifications and Rounding
Reclassifications may have been made to prior years' amounts to conform to the current year's presentation. Certain amounts and tables in the consolidated financial statements and associated notes may not add due to rounding.
Adopted Accounting Standards
Credit Losses for Accounts Receivable and Contract Assets
In July 2025, the FASB issued ASU 2025-05, Financial Instruments— Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in the ASU provide all entities with a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions under Topic 606. The practical expedient allows entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset.
Octave has adopted the practical expedient allowed under this ASU for the measurement of expected credit losses on current accounts receivable and current contract assets arising from transactions under Topic 606 for interim and annual reporting periods beginning January 1, 2026. The standard did not have a material impact on Octave's financial statements.
There have been no other new accounting standards adopted during the three months ended March 31, 2026.
Future Application of Accounting Standards and Required Disclosures
Goodwill and Other — Internal-Use Software
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
The ASU is effective for interim and annual periods beginning after December 15, 2027, with early adoption permitted. Octave has not determined if it will early adopt this ASU and is evaluating the ASU's potential impact on Octave's financial statements.
Expense Disaggregation Disclosures
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
The ASU is effective for annual periods beginning after December 15, 2026 and for interim reporting periods after December 15, 2027 with early adoption permitted. Octave has not determined if it will early adopt this ASU and is evaluating the potential impact on Octave's financial statements.

Octave Specialty Group, Inc.	11	First Quarter 2026 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Octave Specialty Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
2.    SEGMENT INFORMATION
The Company reports its results of continuing operations in two segments: Specialty Property and Casualty Insurance and Insurance Distribution ("ID"). These reportable segments offer distinct products and services as further described in Note 1. Background and Business Description. The operating entities within each segment are wholly or majority owned by separate intermediate holding companies: Everspan Holdings, LLC for Specialty Property and Casualty Insurance and Octave Partners LLC for ID. The Company's segments have separate management teams with incentive compensation structures based on segment level performance. Financial reporting for each segment is regularly provided to the Company's Chief Executive Officer, who is the chief operating decision maker ("CODM") for purposes of monitoring the businesses, assessing performance and allocating resources.
The following tables summarize the components of the Company’s total revenues and expenses and pretax income (loss) by reportable business segment for the three months ended March 31, 2026 and 2025 as well as segment assets as of March 31, 2026 and 2025. Information provided below for “Corporate and Other” primarily relates to the operations of OSG, which include investment income on its investment portfolio and costs to maintain the operations of OSG, including public company reporting, capital management and business development costs for the acquisition and development of new business initiatives. As a result of the Company reporting the results of operations of AAC as discontinued operations, certain corporate costs charged to AAC totaling $2,763 for the three months ended March 31, 2025, have been reported in Net income from continuing operations on the Consolidated Statements of Income (Loss) and included in Corporate and Other in the tables below.

Octave Specialty Group, Inc.	12	First Quarter 2026 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Octave Specialty Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)

	Three Months Ended March 31, 2026				Three Months Ended March 31, 2025
	Reportable Segments				Reportable Segments
	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Total	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Total
Revenues:
Net premiums earned	$20,001			$20,001	$15,678			$15,678
Commissions		$68,178		68,178		$36,771		36,771
Servicing and other fees		9,362		9,362		4,964		4,964
Program fees	3,644			3,644	3,652			3,652
Investment income	1,649	308	$398	2,355	1,842	376	$597	2,815
Other	5	678	(53)	630	(1)	(1,113)	(10)	(1,124)
Total revenues from continuing operations	25,299	78,526	345	104,170	21,171	40,998	587	62,756
Less:
Losses and loss adjustment expenses	19,679			19,679	10,496			10,496
Policy acquisition costs	6,371			6,371	3,841			3,841
Commissions		14,005		14,005		10,365		10,365
Intangible amortization and depreciation		11,942	272	12,214		8,872	304	9,176
Interest		2,090		2,090		5,454		5,454
Compensation expense	5,298	24,983	6,763	37,044	3,510	13,533	5,844	22,887
Non-compensation expense	2,234	8,721	5,156	16,111	1,821	5,017	8,806	15,644
Total expenses from continuing operations	33,581	61,741	12,192	107,514	19,668	43,241	14,954	77,863
Segment pretax income (loss)	(8,282)	16,785	(11,847)	(3,344)	1,503	(2,243)	(14,367)	(15,107)
Segment income tax expense (benefit)	(592)	(368)	479	(481)	78	(500)	(195)	(617)
Segment net income (loss)	(7,690)	17,153	(12,326)	(2,863)	1,425	(1,743)	(14,172)	(14,490)
Segment net (income) loss attributable to NCI	—	(3,988)		(3,988)	—	(1,654)		(1,654)
Net income (loss) attributable to shareholders	$(7,690)	$13,165	$(12,326)	(6,851)	$1,425	$(3,397)	$(14,172)	(16,144)

Reconciliation to consolidated net income (loss) attributable to shareholders
Discontinued operations				—				(30,247)
Net income (loss) attributable to shareholders				$(6,851)				$(46,391)

Reconciliation of segment assets to consolidated total assets
Total assets	$933,974	$1,264,704	$68,348	$2,267,026	$802,856	$929,172	$129,250	$1,861,278
Discontinued operations								6,392,004
Total consolidated assets								$8,253,282

EBITDA Reconciliation
Segment net income (loss)	$(7,690)	$17,153	$(12,326)	$(2,863)	$1,425	$(1,743)	$(14,172)	$(14,490)
Adjustments:
Interest expense	—	2,090	—	2,090	—	5,454	—	5,454
Income tax expense (benefit)	(592)	(368)	479	(481)	78	(500)	(195)	(617)
Depreciation expense	—	295	272	567	—	109	304	413
Intangible amortization expense	—	11,647	—	11,647	—	8,763	—	8,763
EBITDA	(8,282)	30,817	(11,575)	10,960	1,503	12,083	(14,063)	(477)
Impact of noncontrolling interests	—	(7,350)		(7,350)	—	(5,000)		(5,000)
EBITDA attributable to shareholders	$(8,282)	$23,467	$(11,575)	$3,610	$1,503	$7,083	$(14,063)	$(5,477)
(1)Inter-segment revenues and inter-segment pretax income (loss) amounts are insignificant and are not presented separately.

3.    DISCONTINUED OPERATIONS
Sale of Ambac Assurance Corporation ("AAC")
On September 29, 2025, the Company completed the sale of AAC. See Note 5. Discontinued Operation in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, for further information regarding the sale.

Octave Specialty Group, Inc.	13	First Quarter 2026 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Octave Specialty Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
The following table summarizes the major line items constituting net income (loss) from discontinued operations reconciled to net income (loss) from discontinued operations presented in the Consolidated Statements of Income (Loss) for the three months ended March 31, 2025:

Three months ended March 31,	2025
Revenues:
Net premiums earned	$4,763
Net investment income	20,700
Net investment gains (losses), including impairments	(5,954)
Net gains (losses) on derivative contracts	(533)
Other revenues	7,821
Total revenues	26,797
Expenses:
Loss and loss adjustment expenses (benefit)	10,735
Intangible amortization	5,826
General & administrative and other expenses	9,082
Interest expense	15,951
Total expenses	41,594
Pretax income (loss)	(14,797)
Provision for income taxes	953
Loss on disposal (1)	(14,497)
Net income (loss) from discontinued operations	$(30,247)
(1)     Loss on disposal reflects changes to the difference between the fair value of net consideration to be received and the carrying value of net assets held-for-sale, less expected closing costs.
4.    INVESTMENTS
Octave's invested assets are primarily comprised of (i) fixed maturity securities classified as available for sale, (ii) an investment in a limited partnership and (iii) preferred equity investments. The investments in the limited partnership interest and preferred equity investments are reported within Other investments on the Consolidated Balance Sheets. The limited partnership, which holds pooled investments, is reported using the equity method.
Fixed Maturity Securities:
The amortized cost and estimated fair value of available-for-sale investments, at March 31, 2026 and December 31, 2025, were as follows:

	March 31, 2026:					December 31, 2025:
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses
Fixed maturity securities:
Municipal obligations	$10,606		$87	$217	$10,476	$11,697	—	$121	$228	$11,590
Corporate obligations	78,891		298	2,249	76,940	67,881	—	634	1,942	66,573
U.S. government obligations	39,094		166	218	39,042	35,190	—	365	131	35,424
Residential mortgage-backed securities	2,643		5	21	2,627	1,604	—	—	7	1,597
Commercial mortgage-backed securities	5,002		23	40	4,985	3,307	—	42	8	3,341
Collateralized debt obligations	1,626		5	1	1,630	1,963	—	12	—	1,975
Other asset-backed securities	1,380		12	—	1,392	1,772	—	23	—	1,795
Total fixed maturity securities	139,242	—	596	2,746	137,092	123,414	—	1,197	2,316	122,295
Short-term investments	92,295	—	—	—	92,295	146,434	—	8	—	146,442
Total available-for-sale investments	$231,537	$—	$596	$2,746	$229,387	$269,848	—	$1,205	$2,316	$268,737

Octave Specialty Group, Inc.	14	First Quarter 2026 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Octave Specialty Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
The amortized cost and estimated fair value of available-for-sale investments, by contractual maturity, were as follows:

	March 31, 2026
	Amortized Cost	Estimated Fair Value
Due in one year or less	$117,446	$117,313
Due after one year through five years	47,546	45,845
Due after five years through ten years	55,344	55,042
Due after ten years	550	553
	220,886	218,753
Residential mortgage-backed securities	2,643	2,627
Commercial mortgage-backed securities	5,002	4,985
Collateralized debt obligations	1,626	1,630
Other asset-backed securities	1,380	1,392
Total available-for-sale investments	$231,537	$229,387

	December 31, 2025
	Amortized Cost	Estimated Fair Value
Due in one year or less	$180,013	$179,824
Due after one year through five years	32,409	31,588
Due after five years through ten years	47,801	47,619
Due after ten years	979	998
	261,202	260,029
Residential mortgage-backed securities	1,604	1,597
Commercial mortgage-backed securities	3,307	3,341
Collateralized debt obligations	1,963	1,975
Other asset-backed securities	1,772	1,795
Total	$269,848	$268,737
Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.
Unrealized Losses on Fixed Maturity Securities
The following table shows gross unrealized losses and fair values of Octave's available-for-sale investments, which at March 31, 2026 and December 31, 2025, did not have an allowance for credit losses under the CECL standard. This information is aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2026 and December 31, 2025:

	March 31, 2026						December 31, 2025
	Less Than 12 Months		12 Months or More		Total		Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Fixed maturity securities:
Municipal obligations	$532	$20	$4,904	$197	$5,436	$217	$535	$16	$5,820	$212	$6,355	$228
Corporate obligations	22,033	249	26,654	2,000	48,687	2,249	1,807	10	30,751	1,932	32,558	1,942
U.S. government obligations	14,522	124	6,770	94	21,292	218	2,206	14	9,491	117	11,697	131
Residential mortgage-backed securities	473	8	1,454	13	1,927	21	—	—	1,596	7	1,596	7
Commercial mortgage-backed securities	2,518	40	—	—	2,518	40	763	8	—	—	763	8
Collateralized debt obligations	68	—	—	1	68	1	—	—	—	—	—	—
Other asset-backed securities	—	—	—	—	—	—	—	—	—	—	—	—
	40,146	441	39,782	2,305	79,928	2,746	5,311	48	47,658	2,268	52,969	2,316
Short-term	—	—	—	—	—	—	—	—	—	—	—	—
	40,146	441	39,782	2,305	79,928	2,746	5,311	48	47,658	2,268	52,969	2,316
Total temporarily impaired securities	$40,146	$441	$39,782	$2,305	$79,928	$2,746	$5,311	$48	$47,658	$2,268	$52,969	$2,316
Management has determined that the securities in the above table do not have credit impairment as of March 31, 2026 and December 31, 2025, based upon (i) no actual or expected principal and interest payment defaults on these securities and (ii) analysis of the creditworthiness of the issuer.
Octave's assessment about whether a security is credit impaired reflects management’s current judgment regarding facts and circumstances specific to the security and other factors. If that judgment changes, Octave may record a charge for credit impairment in future periods.
The declines in fair value and resultant unrealized losses across asset classes as of March 31, 2026, included in the above table resulted primarily from the impact of increasing interest rates since the securities were purchased. Management has determined that the securities with unrealized losses are not credit impaired. Additionally, management does not intend to sell and it is not more likely than not that the Company will be required to sell the securities with unrealized losses before recovery of their amortized cost basis. Further discussion of management's assessment with respect to security categories with larger unrealized loss balances is below.
Corporate obligations
The gross unrealized losses on corporate obligations as of March 31, 2026, resulted primarily from an increase in interest rates since the securities were purchased. Management believes that the full and timely receipt of all principal and interest

Octave Specialty Group, Inc.	15	First Quarter 2026 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Octave Specialty Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
payment on corporate obligations with unrealized losses as of March 31, 2026, is probable.
Accrued interest receivable for available-for-sale investments, excluded from amortized cost above and included in Other assets on the Consolidated Balance Sheets, at March 31, 2026 and December 31, 2025 was $1,494 and $1,432, respectively. Accrued interest receivable is not measured for credit impairment and is written off by reversing interest income when the receivable becomes 90 days past due.
Investment Income (Loss)
Net investment income (loss) was comprised of the following for the three months ended March 31, 2026 and 2025:

Three Months Ended March 31,	2026	2025
Fixed maturity securities	$1,211	$1,400
Short-term investments	1,244	1,457
Loans	—	35
Investment expense	(100)	2
Securities available-for-sale and short-term	2,355	2,894
Other investments	—	(79)
Total net investment income (loss)	$2,355	$2,815
Net investment income (loss) from Other investments primarily represents changes in the fair value of equity securities, including income from investment limited partnerships, and other equity interests accounted for under the equity method.
Net Investments Gains (Losses), including Impairments
Realized gains and losses on the sale of investments are determined on a first-in-first-out basis. The following table details amounts included in net investment gains (losses) and impairments included in Revenues, other, on the Consolidated Statements of Income (Loss) for the three months ended March 31, 2026 and 2025:

Three Months Ended March 31,	2026	2025
Gross realized gains on securities	$5	$—
Gross realized losses on securities	(2)	(3)
Credit impairments	—	—
Net investment gains (losses), including impairments	$3	$(3)
Octave did not purchase any financial assets with credit deterioration for the three months ended March 31, 2026 and 2025.
Deposits with Regulators and Other Restrictions
Securities with a carrying value of $37,507 and $34,016, at March 31, 2026 and December 31, 2025, respectively, were deposited by Octave's insurance subsidiaries with governmental authorities or designated custodian banks as required by laws affecting insurance companies. Fixed maturity securities with a carrying value of $152 and $153, at March 31, 2026 and December 31, 2025, respectively, were deposited as security in connection with a letter of credit issued for a corporate office lease. Fiduciary funds held by Octave's insurance distribution subsidiaries, carried at $1,691 and $2,656, at March 31, 2026 and December 31, 2025, respectively, are included in invested assets.
Other Investments
Octave's investment portfolio includes a limited partnership interest in a private equity fund that seeks to generate long-term capital appreciation through investments in private equity, equity-related and other instruments. The fair value of Octave's investment in the fund was $7,454 and $7,454 as of March 31, 2026 and December 31, 2025, respectively, determined using net asset value ("NAV") as a practical expedient. Redemptions may be made quarterly with 90 days notice subject to withdrawal limitations and/or redemption fees, which vary with the timing and notification of withdrawal provided by the investor. Octave's unfunded commitments total $1,501 on this private equity fund at March 31, 2026.
Other investments also include preferred equity investments with a carrying value of $17,517 and $17,517 as of March 31, 2026 and December 31, 2025, respectively, that do not have readily determinable fair values and are carried at cost, less any impairments as permitted under the Investments — Equity Securities Topic of the ASC. There were no impairments recorded on these investments in the three months ended March 31, 2026 and 2025.

Octave Specialty Group, Inc.	16	First Quarter 2026 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Octave Specialty Group, Inc. and Subsidiaries
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
Model derived valuations in which one or more significant inputs or significant value drivers are unobservable. This hierarchy requires the use of observable market data when available. Financial instruments classified as Level 3 includes debt.

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
The following table sets forth the carrying amount and fair value of Octave's financial assets and liabilities as of March 31, 2026 and December 31, 2025, including the level within the fair value hierarchy at which fair value measurements are categorized. As required by the Fair Value Measurement Topic of the ASC, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2026					December 31, 2025
	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:			Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
			Level 1	Level 2	Level 3			Level 1	Level 2	Level 3
Financial assets:
Fixed maturity securities:
Municipal obligations	$10,476	$10,476	$—	$10,476	$—	$11,590	$11,590	$—	$11,590	$—
Corporate obligations	76,940	76,940	—	76,940	—	66,573	66,573	—	66,573	—
U.S. government obligations	39,042	39,042	39,042	—	—	35,424	35,424	35,424	—	—
Residential mortgage-backed securities	2,627	2,627	—	2,627	—	1,597	1,597	—	1,597	—
Commercial mortgage-backed securities	4,985	4,985	—	4,985	—	3,341	3,341	—	3,341	—
Collateralized debt obligations	1,630	1,630	—	1,630	—	1,975	1,975	—	1,975	—
Other asset-backed securities	1,392	1,392	—	1,392	—	1,795	1,795	—	1,795	—
Short term investments	92,295	92,295	92,295	—	—	146,442	146,442	146,442	—	—
Other investments (1)	24,971	7,454	—	—	—	24,971	7,454	—	—	—
Cash, cash equivalents and restricted cash	93,537	93,537	93,537	—	—	68,440	68,440	68,440	—	—
Other assets-loans	—	—	—	—	—	—	—	—	—	—
Derivative assets:
FX forward contracts	—	—	—	—	—	—	—	—	—	—
Total financial assets	$347,895	$330,378	$224,874	$98,050	$—	$362,148	$344,631	$250,306	$86,871	$—
Financial liabilities:
Short-term debt, including accrued interest	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Long term debt, including accrued interest	118,367	118,367	—	—	118,367	118,901	121,343	—	—	121,343
Derivative liabilities:
FX forward contracts	426	426	—	426	—	8	8	—	8	—
Total financial liabilities	$118,793	$118,793	$—	$426	$118,367	$118,909	$121,351	$—	$8	$121,343
(1)Excluded from the fair value measurement categories in the table above are investment funds of $7,454 and $7,454 as of March 31, 2026 and December 31, 2025, respectively, which are measured using NAV as a practical expedient. Also excluded from the fair value amounts in the table above are equity securities with a carrying value of $17,517 and $17,517 as of March 31, 2026 and December 31, 2025, respectively, that do not have readily determinable fair values and have carrying amounts determined using the measurement alternative.

Octave Specialty Group, Inc.	17	First Quarter 2026 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Octave Specialty Group, Inc. and Subsidiaries
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
Octave's financial instruments carried at fair value are mainly comprised of investments in fixed maturity securities, short-term investments, an investment in a limited partnership, and derivative instruments. Valuation of financial instruments is performed by Octave's finance group using methods approved by senior financial management with consultation from risk management and third-party portfolio managers as appropriate. Preliminary valuation results are discussed internally and with third-party portfolio managers as necessary quarterly to assess consistency with market transactions and trends as applicable. Market transactions such as trades or negotiated settlements of similar positions, if any, are reviewed to validate fair value model results. However, financial instruments valued using significant unobservable inputs have very little or no observable market activity. Methods and significant inputs and assumptions used to determine fair values across portfolios are reviewed quarterly by senior financial management. Other valuation control procedures specific to particular portfolios are described further below.
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
Other Investments:
Other investments includes an investment in a limited partnership, which holds pooled investment funds, that is carried under the equity method using NAV as a practical expedient as permitted under the Fair Value Measurement Topic of the ASC. Refer to Note 4. Investments for additional information about such investments in pooled funds that are reported at fair value using NAV as a practical expedient.
Derivative Instruments:
At March 31, 2026 and December 31, 2025, Octave has foreign exchange ("FX") forward contracts and holds warrants to purchase preferred stock of a development stage company. The fair value of FX forward contracts are determined using valuation models with observable market inputs. Fair value of the warrants are determined using a standard warrant valuation model with internally developed input assumptions.
Debt:
Debt consists of Secured Overnight Financing Rate ("SOFR")-indexed borrowing. The fair value of debt approximates its carrying value.
6.    INSURANCE CONTRACTS
Premiums
The effect of reinsurance on premiums written and earned for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31,
	2026		2025
	Written	Earned	Written	Earned
Direct	$95,043	$85,003	$77,191	$80,446
Assumed	8,672	7,209	9,724	7,529
Ceded	71,266	72,211	68,911	72,297
Net premiums	$32,449	$20,001	$18,004	$15,678

Octave Specialty Group, Inc.	18	First Quarter 2026 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Octave Specialty Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
Premium Receivables, including Credit Impairments
Premium receivables at March 31, 2026 and December 31, 2025, were $87,653 and $75,085, respectively. Management evaluates premium receivables for expected credit losses ("credit impairment") in accordance with the CECL standard, which is further described in Note 2. Basis of Presentation and Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Below is a rollforward of the premium receivable allowance for credit losses for the three months ended March 31, 2026 and 2025.

Three Months Ended March 31,	2026	2025
Beginning balance	$500	$142
Current period provision	—	—
Write-offs of the allowance	—	—
Recoveries of previously written-off amounts	—	—
Ending balance	$500	$142
At three months ended March 31, 2026 and 2025, $11,683 and $5,690, respectively, of premiums were past due.
Loss and Loss Adjustment Expense Reserves
Below is the loss and loss reserve expense rollforward, net of subrogation recoverable and reinsurance, for the three months ended March 31, 2026 and 2025.

Three Months Ended March 31,	2026	2025
Beginning gross loss and loss adjustment expense reserves	$459,990	$349,062
Reinsurance recoverable	375,722	270,081
Beginning balance of net loss and loss adjustment expense reserves	84,268	78,981
Losses and loss expenses:
Current year	10,689	10,325
Prior years	8,990	171
Total (1)	19,679	10,496
Loss and loss adjustment expenses paid (recovered):
Current year	534	1,120
Prior years	7,504	10,172
Total	8,038	11,292
Ending net loss and loss adjustment expense reserves	95,909	78,185
Reinsurance recoverable (2)	391,352	294,920
Ending gross loss and loss adjustment expense reserves	$487,261	$373,105
(1)Total losses and loss adjustment expense (benefit) is net of $(45,601) and $(45,778) for the three months ended March 31, 2026 and 2025, respectively, related to ceded reinsurance.
(2)Represents reinsurance recoverable on future loss and loss adjustment expense. Additionally, the Balance Sheet line "Reinsurance recoverable on paid and unpaid losses" includes reinsurance recoverables of $78,507 and $56,190 as of March 31, 2026 and 2025, respectively, related to previously paid loss and loss adjustment expense.
Prior accident years losses incurred development for the three months ended March 31, 2026, was primarily driven by $2,125 of net losses and $5,787 of LAE (legal expenses) from the settlement of a potential litigation matter related to an insurance claim, whereas prior accident years losses incurred development for the three months ended March 31, 2025, was nominal.
Specialty Property & Casualty Loss Reserves
Claims Development
The following is a summary of loss and loss adjustment expense reserves, including certain components, for the Company’s major product lines by reporting segment at March 31, 2026.

March 31, 2026	Net Loss and Loss Adjustment Expense Reserves	Reinsurance Recoverables on Unpaid Losses (1)	Loss and Loss Adjustment Reserves (1)
Commercial auto	$29,446	$133,407	$162,853
Excess liability	18,764	109,617	128,381
General liability	12,750	49,641	62,391
Workers compensation	19,752	—	19,752
Non-standard personal auto	2,704	191	2,895
Professional liability	3,388	44,831	48,219
Multi-peril / business owners (BOP)	2,328	8,918	11,246
Surety	1,060	9,707	10,767
Unallocated loss adjustment expense reserves	5,546	9,969	15,515
Other	171	25,071	25,242
Total	$95,908	$391,352	$487,261
(1)Other includes $21,273 related to legacy liabilities obtained from the acquisitions of Providence Washington Insurance Company, Greenwood Insurance Company, and Consolidated Specialty Insurance Company. All legacy liabilities remain obligations of affiliates of the sellers through reinsurance and contractual indemnities.
Reinsurance Recoverables, Including Credit Impairments:
Everspan’s reinsurance assets, including deferred ceded premiums and reinsurance recoverables on losses, amounted to $615,279 at March 31, 2026. Credit exposure existed at March 31, 2026, with respect to reinsurance recoverables to the extent that any reinsurer may not be able to reimburse Everspan under the terms of these reinsurance arrangements. At March 31, 2026, there were ceded reinsurance balances payable of $89,148 offsetting this credit exposure. Contractually ceded reinsurance payables can only be offset against amounts owed from the same reinsurer in the event that such reinsurer is unable to meet its obligations to reimburse Everspan.
To minimize its credit exposure to losses from reinsurer insolvencies, Everspan (i) is entitled to receive collateral from its reinsurance counterparties in certain reinsurance contracts and (ii) has certain cancellation rights that can be exercised by Everspan in the event of rating agency downgrades of a reinsurer (among other events and circumstances). Everspan held letters of credit and collateral amounting to $80,351 from its reinsurers at March 31, 2026. For those reinsurance counterparties that do not currently post collateral, Everspan's reinsurers are well capitalized, highly rated, authorized capacity providers. Additionally, while legacy liabilities from the Providence Washington Insurance Company ("PWIC") acquisition and the

Octave Specialty Group, Inc.	19	First Quarter 2026 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Octave Specialty Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
admitted carriers previously acquired by Everspan on January 3, 2022, (Greenwood Insurance Company and Consolidated Specialty Insurance Company), were fully ceded to certain reinsurers, Everspan also benefits from an unlimited, uncapped indemnity from Enstar Holdings (US) and 21st Century Premier Insurance Company to mitigate any residual risk to these reinsurers.
At March 31, 2026, our top five reinsurers represented 52.1% of our total reinsurance recoverables on paid and unpaid losses. These reinsurance recoverables were primarily from reinsurers with applicable ratings of A or better. The following table sets forth our five most significant reinsurers by amount of reinsurance recoverables as of March 31, 2026.

Reinsurers	Rating (1)	Reinsurance Recoverable (2)	Unsecured Recoverable (3)
General Reinsurance Company	A++	$128,406	$100,301
Munich Reinsurance Company	A+	65,092	63,828
QBE Insurance Corporation	A	17,989	17,989
Everest Reinsurance Company	A+	17,776	18,256
Swiss Reinsurance America Corporation	A+	15,512	14,788
All other reinsurers		225,084	112,773
Total recoverables		$469,859	$327,935
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
As of March 31, 2026 and December 31, 2025, Everspan has uncollateralized credit exposure to reinsurers of $327,935 and $311,795, respectively, and has recorded an allowance for credit losses of less than a million at March 31, 2026 and December 31, 2025. The uncollateralized credit exposure to reinsurers includes legacy liabilities obtained from the acquisitions of PWIC and the admitted carriers acquired by Everspan on January 3, 2022, of $21,273 and $23,530 at March 31, 2026 and December 31, 2025, respectively. All legacy liabilities remain with affiliates of sellers through reinsurance and contractual indemnities.
7.    DERIVATIVE INSTRUMENTS
The following table summarizes the location and gross fair values of individual derivative instruments and the impact of legal rights of offset as reported in the Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025:

	March 31, 2026					December 31, 2025
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Collateral Received / Pledged not Offset in the Consolidated Balance Sheet	Net Amount	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Collateral Received / Pledged not Offset in the Consolidated Balance Sheet	Net Amount
Other assets:
FX forwards	3	3	—	—	—	—	—	—	—	—
Total derivative assets	$3	$3	$—	$—	$—	$—	$—	$—	$—	$—
Other liabilities:
FX forwards	429	3	426	—	426	8	—	8	—	8
Total derivative liabilities	$429	$3	$426	$—	$426	$8	$—	$8	$—	$8
The following table summarizes the location and amount of gains and losses of derivative contracts in the Consolidated Statements of Income (Loss) for the three months ended March 31, 2026 and 2025:

	Location of Gain (Loss) Recognized in Consolidated Statements of Income (Loss)	Amount of Gain (Loss) Recognized in Consolidated Statements of Income (Loss)
		Three Months Ended March 31,
		2026	2025
Derivatives:
FX forwards	Revenues, other	$(519)	$427
Total derivatives		$(519)	$427

Octave Specialty Group, Inc.	20	First Quarter 2026 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Octave Specialty Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
Octave Ventures utilizes FX forward contracts to partially hedge its foreign currency exposure. Octave Ventures' functional currency is the British Pound, but a significant portion of its revenues are generated in currencies other than the British Pound, particularly the US Dollar. Octave Ventures, therefore, typically enters into forward contracts to partially hedge its exposure to fluctuations in exchange rates relative to the British Pound.
Octave also holds warrants to purchase equity shares of a development stage company.

Information about FX forward contracts as of March 31, 2026 and December 31, 2025, is summarized below:

Derivative Type	Weighted-Average Remaining Term (years)	Face Amount (Buy)	Face Amount (Sell)	Fair Value Asset (Liability)
March 31, 2026
FX Forwards-Buy GBP/Sell USD	1.23	32,134	42,700	(429)
FX Forwards-Buy GBP/Sell CAD	0.56	1,149	2,400	3
December 31, 2025
FX Forwards-Buy GBP/Sell USD	1.39	17,876	24,000	(6)
FX Forwards-Buy GBP/Sell CAD	0.73	1,530	2,800	(2)

Octave Specialty Group, Inc.	21	First Quarter 2026 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Octave Specialty Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
8.    GOODWILL AND INTANGIBLE ASSETS
Below is a rollforward of the Company's goodwill.

	March 31, 2026	December 31, 2025
Beginning balance	$540,345	$418,234
Business acquisitions	—	95,357
Foreign exchange	(6,848)	26,754
Ending balance	$533,497	$540,345
Intangible assets consisted of the following as of March 31, 2026 and December 31, 2025:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
March 31, 2026
Finite-lived intangible assets:
Customer relationships	$503,392	$72,629	$430,763
Non-compete agreements	1,350	1,350	—
Trade names	19,225	2,821	16,404
Total finite-lived intangible assets	523,967	76,800	447,167
Indefinite-lived intangible assets:
Insurance licenses	11,213	—	11,213
Total intangible assets	535,180	76,800	458,380

December 31, 2025
Finite-lived intangible assets:
Customer relationships	$509,197	$62,362	$446,835
Non-compete agreements	1,350	1,350	—
Trade names	19,383	2,433	16,950
Total finite-lived intangible assets	529,930	66,145	463,785
Indefinite-lived intangible assets:
Insurance licenses	11,213	—	11,213
Total intangible assets	541,143	66,145	474,998
9.    DEBT
2025 Credit Facility
In connection with the acquisition of ArmadaCorp Capital, LLC on October 31, 2025, Octave Partners LLC and certain of its subsidiaries entered into a credit agreement providing for a $100,000 term loan and a $20,000 revolving credit facility (together, the "2025 Credit Facility"), both maturing October 31, 2030. Refer to Note 12. Debt in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, for a full description of the terms and conditions of the 2025 Credit Facility.
On April 1, 2026, the Company entered into the First Amendment to the 2025 Credit Facility, which provided an additional term loan of $40,000, constituting the same class, type and tranche as the existing term loan, with the same maturity date, and fully fungible therewith. Following the scheduled principal repayment on the term loan of $625 on March 31, 2026, the total principal amount outstanding on the term loan was $139,375 as of April 1, 2026. Proceeds from the additional term loan were used to help fund the acquisition of redeemable NCI on April 9, 2026 (refer to Note 1. Background and Business Description for additional details regarding the acquisition of redeemable NCI). In connection with the First Amendment, the Company pledged its ownership interests in the capital stock of Everspan Holdings, LLC as additional collateral.
10.    REVENUES FROM CONTRACTS WITH CUSTOMERS
As further described in the Revenue Recognition section of Note 2. Basis of Presentation and Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, the ID businesses have contracts that are subject to the Revenue from Contracts with Customers Topic of the ASC ("ASC 606").
The following table presents ID commission income disaggregated by policy type for the three months ended March 31, 2026 and 2025.

Three Months Ended March 31,	2026	2025
Accident & Health	$32,067	$8,151
Specialty Auto	5,930	5,172
Other Professional	3,528	3,223
Marine & Energy	1,645	1,848
Niche Specialty Risks	3,693	4,027
Property	6,781	5,184
Reinsurance	1,576	1,734
Environmental	2,093	3,942
Professional D&O	1,779	1,527
Surety	4,569	2,136
Misc. Specialty	4,518	(173)
Total	$68,179	$36,771
For the three months ended March 31, 2026 and 2025, revenue of $9,362 and $4,964, respectively, was recognized in accordance with ASC 606 and reported in Servicing and other fees on the Consolidated Statements of Income (Loss).
During the three months ended March 31, 2026 and 2025, the amount of revenue recognized related to performance obligations satisfied in a previous period, inclusive of changes due to estimates was approximately $2,940 and $1,981, respectively.
Receivables, Contract Assets and Liabilities
The balances of receivables, contract assets and contract liabilities with customers as of March 31, 2026 and December 31, 2025, were as follows:

	March 31, 2026	December 31, 2025
Receivables	$106,198	$86,609
Contract assets	41,657	31,757
Contract liabilities	5,230	2,954
Contract assets and Contract liabilities are reported in Other assets and Other liabilities, respectively, on the Consolidated Balance Sheets.

Octave Specialty Group, Inc.	22	First Quarter 2026 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Octave Specialty Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
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
Contract liabilities include estimated future sub-producer commissions recognized as expense upon placement of the policy, but not yet due. Contract liabilities also include payments received in advance of performance under the contract before the transfer of a good or service to the customer, primarily related to claims servicing performed under certain MGA contracts, which typically occurs between 17 and 20 months from contract inception. During the three months ended March 31, 2026 and 2025, the Company recognized revenue that was included in the contract liability balance as of the beginning of the periods of $235 and $182, respectively.
11.    COMPREHENSIVE INCOME (LOSS)
The following tables detail the changes in the balances of each component of Accumulated other comprehensive income (loss) ("AOCI") for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026				Three Months Ended March 31, 2025
	Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Gain (Loss) on Foreign Currency Translation (1)	Credit Risk Changes of Fair Value Option Liabilities (1) (2)	Total	Unrealized Gains (Losses) on Available- for-Sale Securities (1)	Gain (Loss) on Foreign Currency Translation (1)	Credit Risk Changes of Fair Value Option Liabilities (1) (2)	Total
Beginning balance	$(1,492)	$9,975	$—	$8,483	$(21,136)	$(166,191)	$(1,109)	$(188,436)
Other comprehensive income (loss) before reclassifications	(1,041)	(6,221)	—	(7,262)	14,147	34,359	—	48,506
Amounts reclassified from AOCI	3	—	—	3	4,459	—	442	4,901
Net current period other comprehensive income (loss)	(1,038)	(6,221)	—	(7,259)	18,606	34,359	442	53,407
Ending balance	$(2,530)	$3,754	$—	$1,224	$(2,530)	$(131,832)	$(667)	$(135,029)

(1)All amounts are net of tax and NCI. Amounts in parentheses indicate reductions to AOCI.
(2)Represents the changes in fair value attributable to instrument-specific credit risk of liabilities for which the fair value option is elected.
Reclassifications out of AOCI and into earnings for the three months ended March 31, 2026 and 2025 were as follows:

Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Consolidated Statements of Income (Loss)
	Three Months Ended March 31,
	2026	2025
Unrealized gains (losses) on available-for-sale securities
	$3	$5,957	Revenues, other
	—	(1,498)	Provision for income taxes
	$3	$4,459	Net of tax and noncontrolling interest
Credit risk changes of fair value option liabilities
	$—	$589	Credit risk changes of fair value option liabilities
	—	(147)	Provision for income taxes
	—	—	Net loss on discontinued operations
	$—	$442	Net of tax and noncontrolling interest
Total reclassifications for the period	$3	$4,901	Net of tax and noncontrolling interest
12.    NET INCOME PER SHARE
As of March 31, 2026, 45,013,592 shares of OSG's common stock (par value $0.01) and a warrant entitling the holder to acquire up to 5,092,707 shares of common stock at an exercise price of $18.50 per share were issued and outstanding. The warrant was issued September 29, 2025 and allows the holder to convert the warrant at its Black-Sholes value, settleable in shares of OSG common stock or cash at OSG's election. Common shares outstanding increased by 8,308 during the three months ended
March 31, 2026, due to shares issued in connection with employee stock compensation.
Share Repurchases
On November 12, 2024, Octave's Board of Directors authorized a share repurchase program, under which Octave may opportunistically repurchase up to $50,000 of the Company’s common shares at management’s discretion over the period ending on December 31, 2026.

Octave Specialty Group, Inc.	23	First Quarter 2026 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Octave Specialty Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
The following table shows shares repurchased by year.

($ in thousands, except per share)	Year Ended December 31,		YTD 2026
	2024	2025
Shares repurchased	937,141	3,434,745	0
Total cost	$11,678	$29,942	$—
Average purchase price per share	$12.48	$8.72	$—
Unused authorization amount			$8,449
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
The following table provides a reconciliation of net income (loss) from continuing operations attributable to common stockholders to the numerator in the basic and diluted earnings (loss) per share calculation, together with the resulting earnings (loss) per share ("EPS") amounts for the three months ended March 31, 2026 and 2025:

Three Months Ended March 31,	2026	2025
Net income (loss) attributable to common stockholders	$(6,851)	$(46,391)
Adjustment to redemption value (ASC 480)	807	(10,825)
Numerator of basic and diluted EPS	$(6,044)	$(57,216)
Per share:
Basic	$(0.13)	$(1.21)
Diluted	$(0.13)	$(1.21)
The denominator of the basic earnings (loss) per share computation represents the daily weighted-average common shares ("WASO") outstanding plus vested restricted stock units and performance stock units (together, "Basic Weighted-Average Shares Outstanding"). The denominator of diluted earnings (loss) per share adjusts the basic WASO for all potential dilutive common shares outstanding during the period. All potential dilutive common shares outstanding consider common stock deliverable pursuant to warrants, employee options, unvested restricted stock units and unvested performance stock units granted under existing compensation plans.
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
The following table provides a reconciliation of the weighted-average shares used for basic net income (loss) per share to the weighted-average diluted shares used for diluted net income
(loss) per share for the three months ended March 31, 2026 and 2025:

Three Months Ended March 31,	2026	2025
Basic WASO denominator	45,302,933	47,313,012
Effect of potential dilutive shares :
Restricted stock units	—	—
Performance stock units (1)	—	—
Diluted WASO denominator	45,302,933	47,313,012
Anti-dilutive shares excluded from the above reconciliation:
Warrants (2)	5,092,707	—
Options (2)	1,134,500	—
Restricted stock units	603,675	411,433
Performance stock units (1)	239,720	145,197
(1)    Performance stock units are reflected based on the performance metrics through the balance sheet date. Vesting of these units is contingent upon meeting certain performance metrics. Although a portion of these performance metrics have been achieved as of the respective period end, it is possible that awards may no longer meet the metric at the end of the performance period.
(2)    Options require the OSG's stock price to exceed certain market price hurdles to vest, none of which have been met. Warrants have an exercise price above the market price of OSG stock during the period. Amounts shown reflect the maximum number of shares issuable upon exercise, weighted for the time outstanding during the periods.
13.    INCOME TAXES
OSG files a consolidated U.S. federal income tax return with its 80% or more owned domestic subsidiaries ("Consolidated Tax Subsidiaries"). Octave Ventures' U.S. subsidiaries file separate U.S. federal income tax returns as they are not directly owned by Octave for tax purposes. OSG and its Consolidated Tax Subsidiaries also file separate or combined income tax returns in various states, local and foreign jurisdictions.
In accordance with the Income Tax Topic of the ASC, a valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some, or all, of the deferred tax asset will not be realized. As a result of the risks and uncertainties associated with future operating results, management believes it is more likely than not that the Company will not generate sufficient U.S. federal, state and/or local taxable income to recover its deferred tax operating assets and therefore maintains a full valuation allowance on OSG's U.S. net deferred tax assets.
Consolidated Pretax Income (Loss)
U.S. and foreign components of pretax income (loss) from continuing operations for the three months ended March 31, 2026 and 2025 were as follows:

Three Months Ended March 31,	2026	2025
U.S.	$(6,941)	$(11,153)
Foreign	3,597	(3,954)
Total	$(3,344)	$(15,107)

Octave Specialty Group, Inc.	24	First Quarter 2026 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Octave Specialty Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
Provision (Benefit) for Income Taxes
The components of the provision (benefit) for income taxes from continuing operations for the three months ended March 31, 2026 and 2025 were as follows:

Three Months Ended March 31,	2026	2025
Current taxes
U.S. state and local	$—	$—
Foreign	2,609	1,154
Total Current taxes	2,609	1,154
Deferred taxes
U.S.federal and state	222	(1,042)
Foreign	(3,312)	(729)
Total Deferred taxes	(3,090)	(1,771)
Provision (benefit) for income taxes	$(481)	$(617)
14.    COMMITMENTS AND CONTINGENCIES
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
Everspan may from time to time be threatened with litigation in connection with the handling of claims, through third-party administrators, or other matters. Adjudication of any such claims against Everspan could require extensive litigation unless settled or dismissed based on available legal defenses. Damages claimed against Everspan could be material and the outcome of such cases could have an adverse impact on our results of operations and financial condition.
In the ordinary course of their businesses, certain of Octave's subsidiaries assert claims in legal proceedings against third parties to recover losses already paid and/or mitigate future losses. The amounts recovered and/or losses avoided which may result from these proceedings is uncertain, although recoveries and/or losses avoided in any one or more of these proceedings during any quarter or fiscal year could be material to Octave's results of operations in that quarter or fiscal year.
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

Octave Specialty Group, Inc.	25	First Quarter 2026 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Octave Specialty Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
Insurance Corporation, and National Public Finance Guarantee Corporation for lack of personal jurisdiction; and dismissing, without prejudice, claims against MBIA Inc. for failure to state a claim. On March 6, 2026, plaintiffs filed a second amended complaint in the District of Connecticut, asserting claims solely against MBIA Inc. On April 20, 2026, MBIA Inc. moved to dismiss the second amended complaint or, in the alternative, to transfer the action to the Title III court. Plaintiffs may seek to refile their claims against the Company, Ambac Assurance Corporation, and other dismissed defendants in an appropriate forum.

Octave Specialty Group, Inc.	26	First Quarter 2026 Form 10-Q

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
The following discussion should be read in conjunction with our consolidated financial statements in Part I, Item 1 and the matters described under Part II, Item 1A. Risk Factors in this Quarterly Report and under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025. Refer to Item 1. Business and Note 1. Background and Business Description in our Annual Report on Form 10-K for the year ended December 31, 2025, for a description of our business and our key strategies to achieve our primary goal to maximize shareholder value.
Unless otherwise noted, this Management's Discussion and Analysis of Financial Condition and Results of Operations relates solely to our continuing operations and does not include the operations of the Legacy Financial Guarantee business. See "Sale of AAC" below and "Sale of Ambac Assurance Corporation" in Note 5. Discontinued Operations of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2025 for additional information about the divestiture of the Legacy Financial Guarantee business.
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

Octave Specialty Group, Inc.	27	First Quarter 2026 Form 10-Q

OVERVIEW
($ in thousands)
The Company's continuing operations include two segments, financial highlights of which are summarized below along with other recent developments.

	Three Months Ended March 31, 2026				Three Months Ended March 31, 2025
	Reportable Segments				Reportable Segments
	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consolidated	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consolidated
Premiums placed		$426,833		$426,833		$233,186		$233,186
Gross premiums written	$103,716			103,716	$86,915			86,915
Net premiums written	32,449			32,449	18,004			18,004

Total revenues	25,299	78,526	$345	104,170	21,171	40,998	$587	62,756
Total expenses	33,581	61,741	12,192	107,514	19,668	43,241	14,954	77,863
Pretax income (loss)	(8,282)	16,785	(11,847)	(3,344)	1,503	(2,243)	(14,367)	(15,107)
EBITDA	(8,282)	30,817	(11,575)	10,960	1,503	12,083	(14,063)	(477)
Adjusted EBITDA	1,618	32,995	(6,889)	27,724	1,589	12,112	(9,988)	3,713
Net income (loss) attributable to shareholders	(7,690)	$13,165	$(12,326)	(6,851)	1,425	$(3,397)	$(14,172)	(16,144)
EBITDA attributable to shareholders	(8,282)	23,467	(11,575)	3,610	1,503	7,083	(14,063)	(5,477)
Adjusted EBITDA attributable to shareholders	$1,618	25,340	$(6,889)	20,069	$1,589	7,112	$(9,988)	(1,287)

Sale of AAC
On September 29, 2025 the Company completed the sale of AAC. Refer to Note 3. Discontinued Operations of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Note 5. Discontinued Operations of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2025, for further details on the sale of AAC.
For all periods leading up to the sale, AAC's results of operations and OSG's loss on sale are reported within Net income (loss) from discontinued operations before tax on the Consolidated Statement of Comprehensive Income (Loss).
Acquisition of ArmadaCorp
On October 31, 2025, the Company closed on the acquisition of ArmadaCorp for a purchase price of $250,000. The Company purchased all of the issued and outstanding limited liability company interests in ArmadaCorp from Sirius Re Holdings, Inc. and Sirius Acquisitions Holding Company, funded in part by $120,000 of loans obtained under new credit facilities. Refer to Note 4. Business Combinations of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2025, for further details on the acquisition of ArmadaCorp.
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
Pivix
Effective September 1, 2025, OSG's wholly owned subsidiary, Octave Partners, LLC ("Octave Partners"), exercised its option to convert its $3,500 convertible note investment in Pivix Specialty Insurance Services ("Pivix"), an excess and surplus lines MGA/U, into common stock. As a result, Octave Partners now has an approximately 74% controlling stake in Pivix when combined with its previous 17% minority equity interest, and includes Pivix in its consolidated financial statements.
Acquisitions of additional ownership of ID subsidiaries
During the first quarter of 2026 certain holders exercised their put options. See Note 1. Background and Business Description - Redeemable Noncontrolling Interest for further information.
SEC Final Rules on Climate Related Information
On March 6, 2024, the SEC adopted The Enhancement and Standardization of Climate-Related Disclosures for Investors ("Final Rule"), which will require registrants to disclose extensive climate-related information in their Form 10-K annual reports and registration statements. The Final Rule was scheduled to become effective May 28, 2024; however, the SEC has voluntarily stayed the rule’s effective date pending judicial review of legal challenges. In March 2025, the SEC ended its defense of the Final Rule, and in September 2025, the Eighth Circuit ordered that the litigation would be held in abeyance until such time that the SEC reconsiders or renews its defense of the Final Rule.

Octave Specialty Group, Inc.	28	First Quarter 2026 Form 10-Q

CRITICAL ACCOUNTING ESTIMATES
Octave's Unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which require the use of material estimates and assumptions. For a discussion of Octave's critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Octave's Annual Report on Form 10-K for the year ended December 31, 2025.
Results of Operations
Consolidated Results
A summary of our financial results is shown below:

Three Months Ended March 31,	2026	2025
Gross premiums written	$103,716	$86,915
Net premiums written	32,449	18,004
Revenues:
Net premiums earned	$20,001	$15,678
Commissions	68,178	36,771
Servicing and other fees	9,362	4,964
Program fees	3,644	3,652
Investment income	2,355	2,815
Other	630	(1,124)
Expenses:
Losses and loss adjustment expenses	19,679	10,496
Policy acquisition costs	6,371	3,841
Commissions	14,005	10,365
General and administrative	53,155	38,531
Intangible amortization and depreciation	12,214	9,176
Interest	2,090	5,454
Total expenses	107,514	77,863
Provision (benefit) for income taxes from continuing operations	(481)	(617)
Net income (loss) from continuing operations	(2,863)	(14,490)
Net income (loss) from discontinued operations, net of income taxes	—	(30,247)
Net income (loss)	(2,863)	(44,737)
Net (gain) loss attributable to noncontrolling interest	(3,988)	(1,654)
Net income (loss) attributable to shareholders	$(6,851)	$(46,391)
Octave's results for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, were impacted by the following:
•Acquisitions within the ID segment have had a significant impact on the comparability of results between 2026 and 2025.
•Effective October 31, 2025, Octave acquired 100% of ArmadaCare.
•Effective September 1, 2025, Octave exercised its option to convert its $3,500 convertible note investment in Pivix and now owns approximately 74%.
•On September 29, 2025, Octave completed the sale of AAC. AAC's results, including Octave's loss on the sale of AAC are reported within discontinued operations. Refer to Note 4.
Discontinued Operations of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Note 5. Discontinued Operations of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2025, and for further details on the sale and results for the three months ended March 31, 2025. As a result of the sale, Octave repaid all of the outstanding debt used to acquire Octave Ventures, amounting to $150,000, and purchased AAC's co-investment in Octave Ventures of $62 million. Concurrent with the sale, OSG entered into a number of transactions as discussed in the Annual Report on Form 10-K for the year ended December 31, 2025, including transactions intended to lower the long term run-rate of corporate operating expenses.
The following describes the consolidated results of continuing operations of Octave and its subsidiaries for the three months ended March 31, 2026 and 2025.
Gross Premiums Written Gross premiums written increased $16,801 for the three months ended March 31, 2026 compared to the same period in the prior year.
The increase is primarily driven by growth in new and existing programs partially offset by the non-renewal of certain programs.
Net Premiums Written Net premiums written increased $14,445 for the three months ended March 31, 2026 compared to the same period in the prior year.
The increase is primarily driven by growth in new and existing programs, including certain programs with a high retention ratio partially offset by the non-renewal of certain programs.
Net Premiums Earned Net premiums earned increased $4,323 for the three months ended March 31, 2026 compared to the same period in the prior year.
The increase is primarily driven by growth in new and existing programs, including certain programs with a high retention ratio partially offset by the non-renewal of certain programs.
Commission Income and Commission Expense Commission increased $31,407 for the three months ended March 31, 2026 as compared to the same period in the prior year.
The increase was primarily due to organic growth in premiums placed as well as the acquisition of ArmadaCare in October of 2025. Commission income included profit commissions (based on underwriting performance) of $6,188 for the three months ended March 31, 2026, and $4,691 for the three months ended March 31, 2025. The increase for the three months ended March 31, 2026, was primarily driven by increase at Octave Ventures and Xchange Benefits.
Commission expense increased $3,640 for the three months ended March 31, 2026 as compared to the same period of the prior year. Commission expense represented approximately 22% and 32% of commission income for the three months ended March 31, 2026 and 2025, respectively. The decrease in commission expense relative to commission income in 2026

Octave Specialty Group, Inc.	29	First Quarter 2026 Form 10-Q

relative to 2025 is related to the Armada acquisition as majority of their business is produced internally and lower external broker commisison model as well as change in gross to net reporting at Octave Ventures. Because third parties are paid commissions to obtain business, the majority of Octave Ventures' commission income is reported net of any distribution and commission expenses, due to the nature of its program agreements. The majority of the ID segment's other MGA/Us report their commission income gross of distribution and commission expenses.
Program Fees Program fee revenues were $3,644 and $3,652 for the three months ended March 31, 2026 and 2025, respectively. Program fee revenues represent the recognition of ceding commissions in excess of direct acquisition costs received from reinsurers and minimum fees received from MGA/Us until related programs reach certain levels of premium ceded. Program fees are charged as a percentage of premiums ceded to reinsurers as a component of total ceding commissions. Program fees for three months ended March 31, 2026 are flat versus the three months ended March 31, 2025, due to growth in existing programs offset by impact of a shift to retained from fronted for certain programs.
Net Investment Income Net investment income consists of interest income, including the net effect of discount accretion and premium amortization, from fixed maturity securities classified as available for sale and net gains (losses) on pooled investment funds that are reported under the equity method. These funds and certain other investments are reported in Other investments on the Consolidated Balance Sheets. For further information about investment funds held, refer to Note 4. Investments of the Notes to Consolidated Financial Statements included this Quarterly Report on Form 10-Q.
Net investment income decreased $460 for the three months ended March 31, 2026 compared to the same period in the prior year due primarily to lower Corporate short-term investment yields and balances following the acquisition of ArmadaCare and lower average Everspan asset balances.
Servicing and Other Fees Servicing and other fees increased $4,398 for the three months ended March 31, 2026. Servicing and other fees include revenues earned for providing operational and administrative services to the Lloyd's syndicates managed by Octave Ventures as well as program administration, health connections, set-up and renewal fees related to ArmadaCare and Pivix.
Other Revenues Other revenues includes (i) net investment gains (losses) on securities sold or called, net of investment impairment charges; (ii) foreign exchange gains (losses) from the ID segment; and (iii) net gains (losses) on derivative contracts including FX forward contracts used to manage currency risk within the ID segment. Other revenues for the three months ended March 31, 2026, of $630 and for the three months ended March 31, 2025, of $(1,124) were driven primarily by by foreign exchange gains and (losses) on non-functional currency operations of Octave Ventures, net of the offsetting effects of FX forward contracts.
Losses and Loss Adjustment Expenses (Benefit)
Loss and loss adjustment expenses incurred increased $9,183 for the three months ended March 31, 2026 compared to the same period in the prior year.
The higher loss and loss adjustment expenses is due to the growth in existing and addition of new programs and prior period development primarily related to (i) $2,125 of net losses and $5,787 of LAE (legal expenses) from the settlement of a potential litigation matter related to an insurance claim, and (ii) slight reserve strengthening on an excess liability program and claim fees.
General and Administrative Expenses (G&A) The following table provides a summary of G&A expenses for the three months ended March 31, 2026 and 2025:

Three Months Ended March 31,	2026	2025
Compensation	$37,044	$22,887
Non-compensation	16,111	15,644
Total G&A expenses	$53,155	$38,531
The increase of $14,157 in compensation expenses during the three months ended March 31, 2026, was driven primarily by higher compensation costs due to (i) the acquisitions of ArmadaCare and Pivix, (ii) changes in performance factors and timing of grants in 2025, (iii) expansion of Octave Venture's managing agency, and (iv) acceleration of RSUs & PSUs of terminated employees, and severance.
The increase of $467 in non-compensation G&A expenses for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, was driven primarily by integration expenses related to the ArmadaCare and Pivix acquisitions and costs associated with the build-out of the Octave Ventures managing agency, partially offset by a reduction in Corporate segment initiatives.
Intangible Amortization and Depreciation. The increase in intangible amortization and depreciation of $3,038 for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, was primarily due to the ArmadaCare acquisition.
Interest Expense The decrease in interest expense of $3,364 for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, was due to a lower loan balance, reduced interest rate, and prior year includes duration fees.
Provision for Income Taxes The provision (benefit) for income taxes primarily relates to international operations and was $(481) for the three months ended March 31, 2026 compared to $(617) for the three months ended March 31, 2025. The tax benefit recognized in the current year includes current tax expense associated with Octave Ventures UK operations, partially offset by deferred tax benefit related to the recognition of deferred tax assets generated by Octave Ventures US and amortization of finite-lived intangible assets associated with Octave Ventures UK and US operations.

Octave Specialty Group, Inc.	30	First Quarter 2026 Form 10-Q

Results of Operations by Segment

Insurance Distribution
Three Months Ended March 31,	2026	2025
Premiums placed	$426,833	$233,186

Revenues:
Commission income	$68,178	$36,771
Commission expense	14,005	10,365
Net commissions	54,173	26,406
Servicing and other fees	9,362	4,964
Investment income	308	376
Other revenue	678	$(1,113)
Expenses:
General and administrative	33,704	18,550
EBITDA	30,817	12,083
Interest expense	2,090	5,454
Depreciation	295	109
Intangible amortization	11,647	8,763
Pretax income (loss)	$16,785	$(2,243)

Octave's stockholders equity (1)	$519,355	$214,431
(1)    Represents the share of Octave stockholders equity for each subsidiary within the ID segment, including intercompany eliminations.
Octave's ID companies are compensated for their services primarily by commissions paid by insurance carriers for underwriting, structuring and/or administering polices, and in some cases, the managing of claims under an agency agreement. Commission revenues are usually based on a percentage of the premiums placed. In addition, we are eligible to receive profit sharing contingent commissions based on the underwriting results of certain programs underwritten by our MGA/Us. These profit commissions may fluctuate from period to period resulting in some variability in revenue and earnings.
Higher premiums placed were driven by the acquisition of ArmadaCare and organic growth.
For the three months ended March 31, 2026, the increase in premiums placed and changes to the mix of business written led to the growth in commission income and commission expense of 85% and (35.1)%, respectively.
The increase in G&A expenses of $15,154 for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, was primarily due to the acquisition of ArmadaCare, launch of Pivix as well as increase in staffing for the build out of new businesses at Octave Ventures.
ID pretax income for the three months ended March 31, 2026, was $16,785 compared to a loss of $(2,243) for the three months ended March 31, 2025. The higher pretax income for the three months ended March 31, 2026, compared to the prior year period mostly related to higher Net Commissions and Fees related to the ArmadaCare acquisition and organic growth as well as lower interest expense, partially offset by higher intangible amortization.
The ID EBITDA for the three months ended March 31, 2026, was $30,817 compared to $12,083 for the three months ended March
31, 2025. The increase was primarily driven by an increase in commission income due to acquisitions and organic growth.
ID businesses may experience seasonal impacts on their revenues and net results. For example, our A&H businesses collectively produce the majority of their business in the first quarter of each year resulting in revenue and earnings concentrations in the first quarter. Similar concentrations of production, revenue and earnings also occurs in the fourth quarter, driven by our non-A&H businesses, but generally to a lesser degree. Seasonal impacts on the ID segment, and therefore Octave's results, may increase or decrease and shift over time depending on the relative growth of certain classes of business, impact of acquisitions, impact of de-novo MGAs and market conditions.

Specialty Property and Casualty Insurance
Three Months Ended March 31,	2026	2025
Gross premiums written	$103,716	$86,915
Net premiums written	32,449	18,004
Revenues:
Net premiums earned	$20,001	$15,678
Program fees	3,644	3,652
Investment income	1,649	1,842
Other	5	(1)
Total	25,299	21,171
Expenses:
Losses and loss adjustment expenses	19,679	10,496
Policy acquisition costs	6,371	3,841
General and administrative	7,532	5,331
Total	33,581	19,668
Pretax income (loss)	$(8,282)	$1,503
EBITDA	(8,282)	1,503

Retention Ratio (1)	31.3%	20.7%

Loss and LAE Ratio (2)	98.4%	66.9%
Expense Ratio (3)	51.3%	35.2%
Combined Ratio (4)	149.7%	102.1%

Octave's stockholders equity (5)	$132,714	$137,241
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
The Specialty Property and Casualty Insurance segment has grown significantly since underwriting its first program in May 2021. Twenty-four programs were authorized to issue policies as of March 31, 2026, including Everspan participating in certain programs as a reinsurer. In 2026, Everspan's continues to see its production levels build with growth in new and existing programs. This growth has resulted in an increase in gross and net premiums written, net premiums earned, losses and loss

Octave Specialty Group, Inc.	31	First Quarter 2026 Form 10-Q

expenses incurred, policy acquisition costs and a shift in Everspan's retention ratio in the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Although losses and loss expenses have increased, the shift in Everspan's net portfolio mix has led to an improved loss ratio on active programs.
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
The change in the Loss and LAE ratio during the three months ended March 31, 2026, was driven by $2,125 of net losses and $5,787 of LAE (legal expenses) from the settlement of a potential litigation matter related to an insurance claim, partially offset by a shirt in business mix. The three months ended March 31, 2026, contained prior years loss strengthening equating to 44.5% of which 39.6% relates this settlement. The remaining amount primarily relates to an excess liability claim and ULAE. The three months ended March 31, 2025, contained minimal prior years loss strengthening equating to 1.1%.
Loss and loss adjustment expenses incurred, and Everspan's associated Loss and LAE ratio, may be adversely impacted by economic and social inflation. The impact of inflation on ultimate loss reserves is difficult to estimate, particularly in light of recent disruptions to the judicial system, supply chains and labor markets. Going forward, we may not be able to offset the impact of inflation on our loss costs with sufficient price increases. The estimation of loss reserves may also be more difficult during extreme events, such as a pandemic, or during the persistence of volatile or uncertain economic conditions, due to, amongst other reasons, unexpected changes in behavior of judiciaries, claimants and policyholders, including fraudulent reporting of exposures and/or losses. Due to the inherent uncertainty underlying loss reserve estimates, the final resolution of the estimated liability for loss and loss adjustment expenses will likely be higher or lower than the related loss reserves at the reporting date. In addition, our estimate of losses and loss expenses may change. These additional liabilities or increases in estimates, or a range of either, could vary significantly from period to period.
In addition to the increase in the Loss and LAE ratio for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, there was a charge to acquisition costs resulting from sliding scale commission arrangements with program partners. Such charge increased the Specialty Property and Casualty Insurance segment's expense ratio by 1.4% and —% for the three months ended March 31, 2026 and 2025, respectively. Certain Everspan programs were structured to include sliding scale commission arrangements within a loss ratio range. These sliding scale arrangements help mitigate losses, protect underwriting results and limit earnings volatility.
The increase in G&A expenses of $2,201 for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, was primarily due to severance and accelerated incentive compensation in addition to higher premium taxes driven by increased premiums written.
Corporate
Corporate consists of our holding company and shared services operations ("Corporate"). Corporate provides financial, legal, technological and human resources to Octave's two segments and is responsible for the function of OSG as a publicly-traded company.
Corporate revenues totaled $345 and $587 for the three months ended March 31, 2026 and 2025, respectively. Corporate revenue is mostly generated from investment of OSG's liquid resources and investment results from its previously made strategic investments, including certain minority investments in MGA/Us and an insurtech fund. Investment revenues comprised of net investment income and net investment gains (losses), including impairments, were $398 and $597 for the three months ended March 31, 2026 and 2025, respectively. The decline is primarily due to lower average invested assets due to the use of funds for the acquisition of ArmadaCare and share repurchases in the fourth quarter of 2025, as well as lower yields on short-term invested assets in 2026.
Corporate expenses were $11,919 and $14,650 for the three months ended March 31, 2026 and 2025 respectively. The decrease is mainly due to cost reduction initiatives, including lower premise expenses following the corporate office re-location, and reduced acquisition-related costs.
LIQUIDITY AND CAPITAL RESOURCES
Holding Company Liquidity
OSG is organized as a legal entity separate and distinct from its operating subsidiaries. OSG's liquidity is dependent on its portfolio of cash and short-term investments totaling $39,155 as of March 31, 2026; investment income; distributions, tax and expense-sharing payments from its operating subsidiaries; sales of other assets; and potential third-party capital (e.g. credit facilities).

	March 31, 2026	December 31, 2025
Cash and short-term investments	$39,155	$49,471
Other investments (1)	21,620	25,124
Other net (liabilities) assets	135	1,889
Total	$60,909	$76,484
(1)Includes minority investments in insurance services businesses of $17,517 and $17,517 at March 31, 2026 and December 31, 2025, respectively.
The decrease in OSG's stand alone net assets, excluding its equity investments in subsidiaries, during the first three months of 2026 was driven primarily by net cash outflows from operating expenses, contributions to subsidiaries related to the acquisition of noncontrolling interests and share repurchases related to the settlement of taxes on equity compensation, partially offset by interest income and distributions received from subsidiaries.

Octave Specialty Group, Inc.	32	First Quarter 2026 Form 10-Q

Everspan's ability to make dividend payments will depend on its future profitability relative to its capital needs to support its growth. Everspan did not pay dividends to OSG in 2025 and is not expected to pay dividends in 2026. However, Everspan makes tax payments to OSG in accordance with a Tax Sharing Agreement.
Octave Partners (i.e. business units within the Insurance Distribution segment) does not have any regulatory restrictions on its ability to make distributions. Our Insurance Distribution segment subsidiaries pay dividends either monthly, quarterly or annually, depending on the timing of their cash flows (which can be impact by seasonality), working capital requirements, and any other cash flow commitments.
OSG's principal uses of liquidity are: (i) the payment of G&A expenses, including costs to explore opportunities to grow and diversify Octave, (ii) making capital investments to acquire, grow and/or capitalize new and/or existing businesses, including through the acquisition of noncontrolling interests as a result of the exercise of outstanding puts and/or calls, (iii) potential capital contributions to subsidiaries to supplement debt service requirements, (iv) making investments in technology and other operational infrastructure to improve the operational effectiveness and efficiency of our business and to support its growth, and (v) share repurchases and warrant conversions. Funding puts, calls and other capital commitments could require payments from OSG, the magnitude of which will ultimately depend on the performance of the underlying businesses, whether or not the puts or calls are exercised, FX rates and other considerations, including whether OSG opts to settle put/call exercises or warrant conversions in its own common shares or cash. Between March 31, 2026 and April 9, 2026, OSG paid $43,869 (including stamp duty) to acquire noncontrolling interests primarily as a result of the exercise of puts. OSG funded these purchases with a combination of cash and incremental Octave Partners debt (refer to Note 9. Debt for details regarding the increase to the Credit Facility). OSG is seeking to fund future NCI puts and calls using internal funding, but may also seek additional debt or other funding sources. OSG may satisfy certain put/call obligations using common equity for up to 35% of the amount of the exercise value. The need for additional capital to fund future NCI puts and calls will depend on a number of considerations, including distribution levels from subsidiaries, the potential for additional acquisitions, other capital investment demands, stock repurchases and warrant conversions. In addition, the value of the noncontrolling interests puts and calls at the time of exercise will also have an impact on our need for additional funding. OSG may also provide short-term financial support, primarily in the form of loans, to its operating subsidiaries to support their operating requirements.
In connection with and pursuant to the Purchase Agreement related to the sale of Ambac Assurance Corporation, OSG issued to Buyer a warrant exercisable for 5,092,707 shares of common stock, par value $0.01, of OSG. The warrant has an exercise price per share of $18.50 and expires March 29, 2032. Under the terms of the Letter Agreement dated July 3, 2025, between the parties to the Purchase Agreement, the Buyer may convert the warrant at a value equal to its Black-Sholes value, over specified time periods, with the conversion value delivered in shares of OSG common stock or cash at OSG's election. Effective after March 31, 2026, and during the six months ended September 30, 2026, the warrant holder may convert up to one-third or approximately 1,697,569 of the warrants at the Black-Sholes value. Subsequent to September 30, 2026, an additional third of the warrants may be converted in any three-month period. OSG estimates the Black-Scholes value of the warrants at $2.50 per warrant share as of April 2026.
In the opinion of the Company’s management, the net assets and expected funding sources of OSG are sufficient to meet OSG’s current liquidity requirements. However, events, opportunities, acquisitions, the exercise of puts and calls, the need to refinance outstanding debt, share repurchases, warrant conversions or other circumstances could require OSG to seek additional capital (e.g. through loans or the issuance of debt, equity convertible, hybrid or equity securities).
The Credit Facility entered into in connection with the 2025 acquisition of ArmadaCare and amended in connection with the 2026 acquisition of NCI includes covenants that restrict our ability to manage capital resources by requiring maintenance of certain financial ratios and restricting indebtedness, liens, mergers, sales of assets, investments, restricted payments (such as dividends), and affiliate transactions, among other restrictions. The Credit Facility also requires the prepayment of the borrowings thereunder with proceeds of certain asset sales, recovery events, issuances of indebtedness and indemnity payments. These requirements will impact our financial and operational flexibility while the Credit Facility remains in place.
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
Cash Held at Banks
Octave maintains cash and investment accounts, including premium trust accounts, at depository institutions in amounts in excess of the limits insured by the FDIC and in countries other than the U.S. Octave's cash balances held at banks were $93,537

Octave Specialty Group, Inc.	33	First Quarter 2026 Form 10-Q

as of March 31, 2026, including cash of Octave's insurance distribution subsidiaries held in regional banks of $22,352 as of March 31, 2026.
Consolidated Cash Flow Statement Discussion
The following table summarizes the net cash flows for continuing operations for the periods presented.

Three Months Ended March 31,	2026	2025
Cash provided by (used in):
Operating activities	$(10,079)	$(12,612)
Investing activities	37,708	21,339
Financing activities	(2,133)	(5,436)
Foreign exchange impact on cash and cash equivalents	(399)	225
Net cash flow	$25,097	$3,516
Operating Activities for Continuing Operations
Operating cash flows for the three months ended March 31, 2026, were adversely impacted from the settlement of a potential litigation matter related to an insurance claim and interest payments on long-term debt, partially offset by cash collections from both the specialty P&C and insurance distribution businesses.
Future operating cash flows will primarily be impacted by net premium collections, investment coupon receipts, fee and net commission revenues, operating expenses, net claim and loss expense payments and debt interest payments.
Investing Activities for Continuing Operations
Investing activities for the three months ended March 31, 2026, were primarily driven by changes in short-term investments.
Financing Activities for Continuing Operations
Financing activities for the three months ended March 31, 2026, included tax payments related to shares withheld for share-based compensation plans, distributions to noncontrolling interest holders, and repayment of long-term debt.
Future financing cash flows will be primarily impacted by paydowns and maturities of debt; share repurchases; acquisitions of noncontrolling interest shares; other capital management activity and distributions to noncontrolling interests.
Cash Flows from Discontinued Operations
Cash flows pertaining to discontinued operations are reported separately on the Consolidated Statements of Cash Flows. The primary driver of the cash flows from discontinued operations was the continued runoff of the financial guarantee business, including the collection of premiums, interest income and subrogation, and the payment of claims, expenses and foreign taxes. Since the agreement to sell AAC, the operations were substantially separated and with the sale having been completed in September 2025, future reporting periods exclude any discontinued operations activity after September 30, 2025.
BALANCE SHEET
Total assets increased by $43,709 from December 31, 2025 to $2,267,026 at March 31, 2026, primarily due to increase in reinsurance recoverables resulting from growth in the specialty P&C business, together with increase in commission receivable from insurance distribution business.
Total liabilities increased by approximately $100,332 from December 31, 2025 to $1,237,483 as of March 31, 2026, primarily due the payable to acquire noncontrolling interests from the exercise of puts and an increase in loss and loss adjustment expense reserve and ceded premium payables from the specialty P&C businesses.
As of March 31, 2026, total stockholders’ equity was $712,618, compared with total stockholders’ equity of $715,790 at December 31, 2025. The decrease was primarily the result of the net loss attributable to common stockholders for the three months ended March 31, 2026 of $6,851, partially offset with increase in additional paid-in capital resulting from the acquisition of noncontrolling interests from the exercise of puts.
Assets:
Investment Portfolio
Octave's investment portfolio is managed under established guidelines designed to meet the investment objectives of the Everspan Group and OSG. The ID businesses investments are limited to cash sweep products, treasuries, certificates of deposit and money market funds. Refer to "Description of the Business – Investments and Investment Policy" located in Part I. Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, for further description of Octave's investment policies and applicable regulations.
The following table summarizes the composition of Octave's investment portfolio, at carrying value at March 31, 2026 and December 31, 2025:

	March 31, 2026				December 31, 2025
	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consolidated	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consolidated

Fixed maturity securities	$136,940	$—	$152	$137,092	$122,142	$—	$153	$122,295
Short-term	36,980	32,174	23,141	92,295	71,286	35,812	39,344	146,442
Other investments	3,503		21,468	24,971	—	—	24,971	24,971
Total investments	$177,423	$32,174	$44,761	$254,358	$193,428	$35,812	$64,468	$293,708

Octave Specialty Group, Inc.	34	First Quarter 2026 Form 10-Q

Octave invests in various asset classes in its fixed maturity securities portfolio. Refer to Note 4. Investments of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information about the composition of fixed maturity securities and other investments by asset class.
Premium Receivables
Octave's premium receivables increased to $87,653 at March 31, 2026 from $75,085 at December 31, 2025. The increase is primarily due to growth in the Specialty P&C Insurance segment, including receivables related to the programs where Everspan participates as a reinsurer.
Commission and Fees Receivable
Octave's commission and fee receivables increased to $106,198 at March 31, 2026 from $86,549 at December 31, 2025. The increase is primarily due to growth in the ID segment.
Reinsurance Recoverable on Paid and Unpaid Losses
Octave has reinsurance in place pursuant to surplus share treaties and facultative agreements. As of March 31, 2026 and December 31, 2025, reinsurance recoverable on paid and unpaid losses were $469,859 and $436,092, respectively, increasing primarily due to growth in the Specialty P&C Insurance Segment. To minimize its exposure to losses from reinsurers, Octave (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties under certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised in the event of rating agency downgrades of a reinsurer (among other events and circumstances). Those reinsurance counterparties that do not currently post collateral are well capitalized, highly rated, authorized capacity providers. Octave benefited from letters of credit and collateral amounting to approximately $80,351 from its reinsurers at March 31, 2026.  Additionally, while legacy liabilities from Specialty P&C acquisitions were fully ceded to certain reinsurers, Everspan also benefits from an unlimited, uncapped indemnity from the respective sellers to mitigate any residual risk to these reinsurers.
Intangible Assets, net of Accumulated Depreciation
At March 31, 2026, intangible assets primarily include (i) intangible assets established as part of acquisitions in the ID business of $447,167 and (ii) indefinite-lived intangible assets in the Specialty P&C business as part of its acquisitions of $11,213.
As of March 31, 2026 and December 31, 2025, intangible assets were $458,380 and $474,998, respectively. The decrease is driven by foreign exchange rates (appreciation of the British pound), partially offset by amortization of $11,647.
Goodwill
As of March 31, 2026 and December 31, 2025, goodwill totaled $533,497 and $540,345 respectively. The decrease is primarily driven by foreign exchange rates (appreciation of the British pound). All of the goodwill was assigned to the ID segment.
Liabilities:
Loss and Loss Adjustment Expense Reserves
Loss and loss adjustment expense reserves are estimates of the ultimate liability for unpaid losses and loss expenses for claims that have been reported and incurred, but not yet reported as of the balance sheet date.
Loss and loss adjustment expense reserves by line of business were as follows as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
Line	Gross	Net	Gross	Net
Commercial auto	$162,853	$29,446	$159,194	$23,062
Excess liability	128,381	18,764	116,610	16,897
General liability	62,391	12,750	63,596	12,572
Workers compensation	19,752	19,752	17,798	17,798
Non-standard personal auto	2,895	2,704	3,826	3,635
Professional liability	48,219	3,388	40,846	2,851
Multi-peril / business owners (BOP)	11,246	2,328	6,185	1,519
Surety	10,767	1,060	12,233	94
Unallocated loss adjustment expense reserves	15,515	5,546	14,869	5,551
Other (1)	25,242	171	24,833	289
Loss and Loss Expense Reserves	$487,260	$95,908	$459,990	$84,268
(1)Includes $21,273 and $0 loss and loss expense reserves on a gross and net of reinsurance basis, respectively, at March 31, 2026, and $23,530 and $0 loss and loss expense reserves on a gross and net of reinsurance basis, respectively, at December 31, 2025, related to legacy liabilities obtained from the acquisitions of Providence Washington Insurance Company, Greenwood Insurance Company and Consolidated Specialty Insurance Company. All legacy liabilities remain obligations of affiliates of the sellers through reinsurance.
The process for determining the level of loss and loss adjustment reserves is subject to certain estimates and judgments. Refer to the "Critical Accounting Policies and Estimates" and “Results of Operations” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations, in addition to Basis of Presentation and Significant Accounting Policies and Loss Reserves sections included in Note 2. Basis of Presentation and Significant Accounting Policies and Note 8. Insurance Contracts, respectively, to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, for further information on loss and loss adjustment expenses.
Debt
In connection with the acquisition of ArmadaCare on October 31, 2025, Octave Partners LLC and certain of its subsidiaries (including ArmadaCare) entered into the 2025 Credit Facility to pay part of the purchase price for ArmadaCare. Refer to Note 10. Debt of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information.
Commission Payable
Commission payables are commissions due to sub-producers for placing insurance contracts on behalf of the MGAs and amounts due to UK Syndicates that provide advanced commissions to fund short term liquidity needs for MGAs. Commission payable at March 31, 2026 and December 31, 2025, was $118,086 and $115,555, respectively. The increase is primarily due to higher advance commissions due to Syndicates.
Other Liabilities

Octave Specialty Group, Inc.	35	First Quarter 2026 Form 10-Q

Other liabilities at March 31, 2026 and December 31, 2025, was $158,458 and $102,771, respectively. The increase in Other liabilities is primarily due to consideration payable of $43,644 for the acquisition of redeemable NCI as a result of the exercise of put options by minority owners of Octave Ventures and of certain Option Shares in March 2026. The liability was settled in cash in April 2026.
Redeemable Noncontrolling Interest
The minority equity interests of Octave Ventures's majority-owned MGA/Us were classified within nonredeemable NCI at March 31, 2026. Changes to redeemable NCI during the three months ended March 31, 2026, relate primarily to the allocation of financial results to the minority interests, reclassification of certain interests to nonredeemable due to the expiration of related put options, the exercise of certain put options and the impact of foreign currency translation.
ACCOUNTING STANDARDS
Please refer to Note 1. Business and Basis of Presentation to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for a discussion of the impact of recent accounting pronouncements and the potential impact on Octave's financial condition and results of operations.
U.S. STATUTORY BASIS FINANCIAL RESULTS
OSG's U.S. insurance subsidiaries prepare financial statements under accounting practices prescribed or permitted by its domiciliary state regulator (“SAP”) for determining and reporting the financial condition and results of operations of an insurance company. The National Association of Insurance Commissioners (“NAIC”) Accounting Practices and Procedures manual (“NAIC SAP”) is adopted as a component of prescribed practices by each domiciliary state. For further information, see "Everspan Indemnity Insurance Company," in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 9. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Everspan Indemnity Insurance Company
Everspan Indemnity Insurance Company’s (EIIC) statutory policyholder surplus was $113,775 at March 31, 2026, as compared to $128,031 at December 31, 2025. The decrease in surplus was driven by a net loss at Everspan Indemnity Insurance Company, including its subsidiaries, of $14,406 during the three months ended March 31, 2026. The net loss was driven by loss and loss expenses incurred and an increase in commission costs. The increase in commission costs was a function of growth and the underwriting of programs with broad sliding scale commission structures. On a US Statutory basis, commission costs are expensed immediately whereas for US GAAP, such costs are deferred and recognized over the life of the respective policies. Each of Everspan's insurance carriers are a direct or indirect wholly-owned subsidiary of EIIC and therefore are included in EIIC's statutory policyholder surplus.
NON-GAAP FINANCIAL MEASURES
In addition to reporting the Company’s quarterly financial results in accordance with GAAP, the Company is reporting non-GAAP financial measures: EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin, Organic Revenue Growth Rate (Insurance Distribution segment only), Adjusted Net Income and Adjusted Net Income Margin. These amounts are derived from our consolidated financial information, but are not presented in our consolidated financial results because they are not calculated in accordance with GAAP.
We present non-GAAP supplemental financial information because we believe such information is of interest to the investment community, and that it provides greater transparency and enhanced visibility into the underlying drivers and performance of our businesses on a basis that may not be otherwise apparent on a GAAP basis. We view these non-GAAP financial measures as important indicators when assessing and evaluating our performance on a segmented and consolidated basis, and they are presented to improve the comparability of our results between periods by eliminating the impact of the items that may not be representative of our core operating performance. These non-GAAP financial measures are not substitutes for the Company’s GAAP reporting, should not be viewed in isolation, and may differ from similar reporting provided by other companies, which may define non-GAAP measures differently.
Beginning December 31, 2024, Octave replaced the non-GAAP measure Adjusted Net Income with new non-GAAP measures Adjusted Net Income and Adjusted Net Income Margin and added Adjusted EBITDA and Adjusted EBITDA Margin to better align with other participants in the Property & Casualty insurance industry, including insurance carriers and other peers in the insurance distribution business.
The following paragraphs define each non-GAAP financial measure. A tabular reconciliation of the non-GAAP financial measure to the most comparable GAAP financial measure is also presented below.
EBITDA — EBITDA is net income (loss) from continuing operations before interest expense, income taxes, depreciation and amortization of intangible assets.
EBITDA Margin — EBITDA divided by total revenues.
Adjusted EBITDA and Adjusted EBITDA Margin — We define Adjusted EBITDA as net income (loss) from continuing operations before interest expense, income taxes, depreciation, amortization of intangible assets, change in fair value of contingent consideration and certain items of income and expense, including share-based compensation expense, acquisition and integration related expenses, severance, and other exceptional or non-recurring items, including those related to capital raising. We believe that adjusted EBITDA is an appropriate measure of operating performance because it eliminates the impact of income and expenses that may obfuscate business performance, and that the presentation of this measure enhances an investor's understanding of our financial performance.

Octave Specialty Group, Inc.	36	First Quarter 2026 Form 10-Q

	Three Months Ended March 31, 2026				Three Months Ended March 31, 2025
	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Total	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Total
Net income (loss) (Continuing Operations)	$(7,690)	$17,153	$(12,326)	$(2,863)	$1,425	$(1,743)	$(14,172)	$(14,490)
Adjustments:
Add: Interest expense	—	2,090	—	2,090	—	5,454	—	5,454
Add: Income tax expense (benefit)	(592)	(368)	479	(481)	78	(500)	(195)	(617)
Add: Depreciation expense	—	295	272	567	—	109	304	413
Add: Intangible amortization expense	—	11,647	—	11,647	—	8,763	—	8,763

EBITDA	(8,282)	30,817	(11,575)	10,960	1,503	12,083	(14,063)	(477)
Add: Impact of noncontrolling interests	—	(7,350)	—	(7,350)	—	(5,000)	—	(5,000)
EBITDA attributable to shareholders	(8,282)	23,467	(11,575)	3,610	1,503	7,083	(14,063)	(5,477)
Net income margin	(30.4)%	21.8%	NM	(2.7)%	6.7%	(4.3)%	NM	(23.1)%
Net income margin to shareholders	(30.4)%	16.8%	NM	(6.6)%	6.7%	(8.3)%	NM	(25.7)%
EBITDA margin	(32.7)%	39.2%	NM	10.5%	7.1%	29.5%	NM	(0.8)%
EBITDA margin to shareholders	(32.7)%	29.9%	NM	3.5%	7.1%	17.3%	NM	(8.7)%
Add: Acquisition and integration-related expenses	—	1,404	1,064	2,468	—	—	682	682
Add: Equity-based compensation expense	697	774	3,121	4,592	86	—	1,574	1,660
Add: Severance and restructuring expense	1,291	—	419	1,710	—	29	1,819	1,848
Add: Other non-operating (income) losses	7,912	—	82	7,994	—	—	—	—
Adjusted EBITDA	$1,618	$32,995	$(6,889)	$27,724	$1,589	$12,112	$(9,988)	$3,713
Impact of noncontrolling interest	—	(7,655)	—	(7,655)	—	(5,000)	—	(5,000)
Adjusted EBITDA to shareholders	$1,618	$25,340	$(6,889)	$20,069	$1,589	$7,112	$(9,988)	$(1,287)
Adjusted EBITDA per diluted share	—%	—%	—%	—%	3.0%	26.0%	(21.0)%	8.0%
Adjusted EBITDA shareholders per diluted share	4.0%	56.0%	(15.0)%	44.0%	3.0%	15.0%	(21.0)%	(3.0)%
Adjusted EBITDA margin	6.4%	42.0%	NM	26.6%	7.5%	29.5%	NM	5.9%
Adjusted EBITDA margin to shareholders	6.4%	32.3%	NM	19.3%	7.5%	17.3%	NM	(2.1)%

Organic Revenue Growth & Rate (Insurance Distribution Only) — Organic revenue is based on commissions and fees for the relevant period by excluding (i) the first twelve months of commissions and fees generated from acquisitions, (ii) commissions and fees from divestitures and (iii) other items such as contingent commissions, profit commissions and the impact of changes in foreign exchange rates.
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
Organic Revenue Growth Rate to Total revenue growth rate, the most directly comparable GAAP measure, for each of the periods indicated is as follows (in percentages):

Three Months Ended March 31,	2026	2025	% Growth
Total Insurance Distribution revenue & growth percentage (1)	$78,526	$40,998	91.5%
Less: Acquired revenues	(21,121)	—
Less: Profit commission and contingent commission income	(6,188)	(4,691)
Less: Other conforming adjustments	—	(2,233)
Less: impact of F.X. rates	(1,277)	1,146
Total Organic Revenue & Growth Percentage	$49,940	$35,220	41.8%

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

Octave Specialty Group, Inc.	37	First Quarter 2026 Form 10-Q

adjusted net income is an appropriate measure of operating performance because it eliminates the impact of income and expenses that may obfuscate business performance.

	Three Months Ended March 31,
	2026				2025
	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Total	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Total
Net income (loss) (Continuing Operations)	$(7,690)	$17,153	$(12,326)	$(2,863)	$1,425	$(1,743)	$(14,172)	$(14,490)
Adjustments:
Add: Acquisition and integration-related expenses	—	1,404	1,064	2,468	—	—	682	682
Add: Intangible amortization expense	—	11,647	—	11,647	—	8,763	—	8,763
Add: Equity-based compensation expense	697	774	3,121	4,592	86	—	1,574	1,660
Add: Severance and restructuring expense	1,291	—	419	1,710	—	29	1,819	1,848
Add: Other non-operating (income) losses	7,912	—	82	7,994	—	—	—	—
Adjusted net income (loss) before tax and NCI	2,210	30,978	(7,640)	25,548	1,511	7,049	(10,097)	(1,537)
Income tax effects	(1,055)	(2,229)	1,055	(2,229)	—	—	—	—
Adjusted net income (loss) before NCI	1,155	28,749	(6,585)	23,319	1,511	7,049	(10,097)	(1,537)
Net (income) loss attributable to NCI	—	(6,704)	—	(6,704)	—	(4,500)	—	(4,500)
Adjusted net income (loss) to shareholders	$1,155	$22,045	$(6,585)	$16,615	$1,511	$2,549	$(10,097)	$(6,037)

	Three Months Ended March 31,
	2026				2025
	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Total	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Total
Net income (loss) margin	(30.4)%	21.8%	NM	(2.7)%	6.7%	(4.3)%	NM	(23.1)%
Adjusted Net income (loss) attributable to stockholders margin	4.6%	28.1%	NM	15.9%	7.1%	6.2%	NM	(9.6)%

Item 3.    Quantitative and Qualitative Disclosure About Market Risk
As of March 31, 2026, there are no material changes in the market risks that the Company is exposed to compared to December 31, 2025.
Item 4.     Controls and Procedures
In connection with the preparation of this first quarter Form 10-Q, an evaluation was carried out by Octave's management, with the participation of Octave's Chief Executive Officer and Chief Financial Officer, of the effectiveness of Octave's disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on its evaluation, Octave's Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, Octave's disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting during the first three months of 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
Please refer to Note 14. Commitments and Contingencies of the Unaudited Consolidated Financial Statements located in Part I, Item 1 in this Form 10-Q and Note 19: Commitments and Contingencies in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, for a discussion on legal proceedings against Octave and its subsidiaries.
Item 1A.    Risk Factors
You should carefully consider the risk factors set forth in the “Risk Factors” section, Item 1A to Part I in our Annual Report on Form 10-K for the year ended December 31, 2025, which is hereby incorporated by reference. These important factors may cause our actual results to differ materially from those indicated by our forward-looking statements, including those contained in this report. Please also see the section entitled “Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995” in this quarterly report on Form 10-Q. There have been no material changes to the risk factors we have disclosed in the “Risk Factors” section of our aforementioned Annual Report on Form 10-K.

Octave Specialty Group, Inc.	38	First Quarter 2026 Form 10-Q

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a)    Unregistered Sales of Equity Securities — No matters require disclosure.
(b)    Purchases of Equity Securities By the Issuer and Affiliated Purchasers
On November 12, 2024, Octave's Board of Directors authorized a share repurchase program, under which Octave was authorized to opportunistically repurchase up to $50,000 of the Company’s common shares at management’s discretion over the period ending on December 31, 2026. Additionally, when restricted stock unit awards issued under Octave's Long Term Incentive Plan vest or settle, they become taxable compensation to employees. Shares withheld to cover the employee's portion of withholding taxes and are included in shares purchased.
The following table includes information about the Company's purchases of its common shares during the first quarter of 2026.

	Jan-2026	Feb-2026	Mar-2026	First Quarter 2026
Total Shares Purchased	—	6,296	96,344	102,640
Average Price Paid Per Share	$—	$5.35	$5.59	$5.58
Total Number of Shares Purchased as Part of Publicly Announced Plan	—	—	—	—
Maximum Dollar Value That may Yet be Purchased Under the Plan				$8,449
The following table shows open market shares repurchased by year under Octave's November 12, 2024 share repurchase program.

($ in thousands, except per share)	Year Ended December 31,		YTD 2026
	2024	2025
Shares repurchased	937,141	3,434,745	0
Total cost	$11,678	$29,942	$—
Average purchase price per share	$12.48	$8.72	$—
Unused authorization amount			$8,449
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
No other matters require disclosure.

Octave Specialty Group, Inc.	39	First Quarter 2026 Form 10-Q

Item 6.    Exhibits

Exhibit Number	Description
Other exhibits, filed or furnished, as indicated:
3.1	Amended and Restated Certificate of Incorporation of Octave Specialty Group, Inc.
3.2	Amended and Restated By-Laws of Octave Specialty Group, Inc.
10.1+
First Amendment to Credit Agreement, dated as of April 1, 2026, by and among Octave Specialty Group, Inc., Cirrata V LLC, Cirrata V UK Limited, Cirrata VI, LLC, ArmadaCorp Capital, LLC, ArmadaCare, LLC, Armada Administrators LLC, the several banks and other financial institutions and lenders from time to time party thereto, and Truist Bank*†

10.2+	Form of 2026 Restricted Stock Unit Agreement for executive officers
10.3+	Form of 2026 Performance Stock Unit Agreement for executive officers
31.1+	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.
31.2+	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.
32.1++	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags or embedded within the Inline XBRL document

+ Filed herewith. ++ Furnished herewith.

* Certain schedules and other similar attachments to such agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish a copy of such omitted documents to the SEC upon request.

† Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10(iv)) of Regulation S-K. The registrant agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCTAVE SPECIALTY GROUP, INC.

Dated:	May 6, 2026	By:	/s/ DAVID TRICK
		Name:	David Trick
		Title:	Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

Octave Specialty Group, Inc.	40	First Quarter 2026 Form 10-Q