Form 10-Q
period 2026-06-30
OCTAVE SPECIALTY GROUP INC
filed 2026-08-06
CIK 874501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026

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
As of August 4, 2026, 45,051,486 shares of common stock, par value $0.01 per share, of the Registrant were outstanding.

OCTAVE SPECIALTY GROUP, INC. AND SUBSIDIARIES

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995					1

Item Number		Page	Item Number		Page
PART I. FINANCIAL INFORMATION			PART I (CONTINUED)
1	Unaudited Consolidated Financial Statements of Octave Specialty Group, Inc. and Subsidiaries			U.S. Insurance Statutory Basis Financial Results	39
	Consolidated Balance Sheets (Unaudited)	2		Non-GAAP Financial Measures	39
	Consolidated Statements of Income (Loss) (Unaudited)	3	3	Quantitative and Qualitative Disclosures About Market Risk	43
	Consolidated Statements of Comprehensive Income (Loss) (Unaudited)	4	4	Controls and Procedures	43
	Consolidated Statements of Stockholders' Equity (Unaudited)	5
	Consolidated Statements of Cash Flows (Unaudited)	6	PART II. OTHER INFORMATION
	Notes to Unaudited Consolidated Financial Statements	7	1	Legal Proceedings	43
2	Management's Discussion and Analysis of Financial Condition and Results of Operations	28	1A	Risk Factors	43
	Overview	29	2	Unregistered Sales of Equity Securities and Use of Proceeds	43
	Critical Accounting Policies and Estimates	30	3	Defaults Upon Senior Securities	44
	Results of Operations	30	5	Other Information	44
	Liquidity and Capital Resources	35	6	Exhibits	44
	Balance Sheet	37	SIGNATURES		45
	Accounting Standards	39

Ambac Financial Group, Inc.	i	Second Quarter 2026 Form 10-Q

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

Octave Specialty Group, Inc.	1	Second Quarter 2026 Form 10-Q

PART I.    FINANCIAL INFORMATION
Item 1.     Unaudited Financial Statements of Octave Specialty Group, Inc. and Subsidiaries
OCTAVE SPECIALTY GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	December 31,
(Dollars in thousands, except share data) (June 30, 2026 (Unaudited))	2026	2025
Assets:
Investments:
Fixed maturity securities - available-for-sale, at fair value (amortized cost of $136,793 and $123,414)	$134,141	$122,295
Short-term investments, at fair value (amortized cost of $82,513 and $146,434)	82,513	146,442
Other investments (includes $7,498 and $7,454 at fair value)	25,015	24,971
Total investments (net of allowance for credit losses of $0 and $0)	241,669	293,708
Cash and cash equivalents (including $52,308 and $40,754 of restricted cash)	79,096	68,440
Premium receivables (net of allowance for credit losses of $500 and $500)	94,635	75,085
Commission and fees receivable	100,537	86,549
Reinsurance recoverable on paid and unpaid losses (net of allowance for credit losses of $100 and $100)	495,653	436,092
Deferred ceded premium	148,236	146,365
Policy acquisition costs	16,423	9,732
Intangible assets, less accumulated amortization	447,448	474,998
Goodwill	534,304	540,345
Other assets (net of allowance for credit losses of $350 and $350)	122,856	92,003
Total assets	$2,280,857	$2,223,317
Liabilities and Stockholders’ Equity:
Liabilities:
Unearned premiums	$202,890	$187,178
Loss and loss adjustment expense reserves	499,043	459,990
Ceded premiums payable	93,346	80,561
Deferred program fees and reinsurance commissions	6,989	6,978
Commissions payable	128,231	115,555
Deferred taxes	58,855	65,217
Long-term debt	155,459	117,558
Accrued interest payable	27	1,343
Other liabilities	120,643	102,771
Total liabilities	1,265,483	1,137,151
Commitments and contingencies (See Note 14)
Redeemable noncontrolling interest	197,529	252,981
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 20,000,000 shares authorized shares; issued and outstanding shares—none	—	—
Common stock, par value $0.01 per share; 130,000,000 shares authorized; issued shares: 48,876,882 and 48,876,882	489	489
Additional paid-in capital	379,561	369,860
Accumulated other comprehensive income	3,292	8,483
Retained earnings	348,474	370,431
Treasury stock, shares at cost: 3,859,121 and 3,871,598	(33,063)	(33,473)
Total Octave Specialty Group, Inc. stockholders’ equity	698,753	715,790
Nonredeemable noncontrolling interest	119,092	117,395
Total stockholders’ equity	817,845	833,185
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$2,280,857	$2,223,317

See accompanying Notes to Unaudited Consolidated Financial Statements

Octave Specialty Group, Inc.	2	Second Quarter 2026 Form 10-Q

OCTAVE SPECIALTY GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share data)	2026	2025	2026	2025
Revenues:
Commissions	$49,728	$30,322	$117,906	$67,093
Servicing and other fees	5,913	4,472	15,275	9,436
Net premiums earned	21,749	16,203	41,750	31,881
Program fees	3,293	3,497	6,937	7,149
Investment income	1,877	2,609	4,232	5,424
Other	435	(2,146)	1,065	(3,270)
Total revenues	82,995	54,957	187,165	117,713
Expenses:
Commissions	8,508	7,403	22,513	17,768
Losses and loss adjustment expenses	13,346	10,978	33,025	21,474
Policy acquisition costs	6,359	3,699	12,730	7,540
General and administrative	51,415	40,540	104,570	79,071
Intangible amortization and depreciation	12,264	9,741	24,478	18,917
Interest	2,774	5,570	4,864	11,024
Total expenses	94,666	77,931	202,180	155,794
Pretax income (loss) from continuing operations	(11,671)	(22,974)	(15,015)	(38,081)
Provision (benefit) for income taxes from continuing operations	485	(2,172)	4	(2,789)
Net income (loss) from continuing operations	(12,156)	(20,802)	(15,019)	(35,292)
Net income (loss) from discontinued operations, net of tax (including loss on disposal of $52,960 and $67,456 for the three and six months ended June 30, 2025)	—	(52,151)	—	(82,398)
Net income (loss)	(12,156)	(72,953)	(15,019)	(117,690)
Net (gain) loss attributable to noncontrolling interest	(2,273)	254	(6,261)	(1,400)
Net income (loss) attributable to shareholders	$(14,429)	$(72,699)	$(21,280)	$(119,090)
Net income (loss) attributable to shareholders
Continuing operations	$(14,429)	$(20,548)	(21,280)	(36,692)
Discontinued operations	—	(52,151)	—	(82,398)
Total	$(14,429)	$(72,699)	(21,280)	(119,090)

Net income (loss) from continuing operations per share attributable to shareholders
Basic	$(0.33)	$(0.42)	$(0.47)	$(0.99)
Diluted	$(0.33)	$(0.42)	$(0.47)	$(0.99)
Net income (loss) from discontinued operations per share attributable to shareholders
Basic	$—	$(1.08)	$—	$(1.73)
Diluted	$—	$(1.08)	$—	$(1.73)
Net income (loss) per share attributable to shareholders
Basic	$(0.33)	$(1.51)	$(0.47)	$(2.72)
Diluted	$(0.33)	$(1.51)	$(0.47)	$(2.72)
Weighted-average number of common shares outstanding:
Basic	45,390,612	48,116,503	45,347,014	47,738,050
Diluted	45,390,612	48,116,503	45,347,014	47,738,050

See accompanying Notes to Unaudited Consolidated Financial Statements

Octave Specialty Group, Inc.	3	Second Quarter 2026 Form 10-Q

OCTAVE SPECIALTY GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share data)	2026	2025	2026	2025
Net income (loss)	$(12,156)	$(72,953)	$(15,019)	$(117,690)
Unrealized gains (losses) on securities, net of income tax provision (benefit) of $—, $503, $— and $1,148	(502)	(4,647)	(1,541)	13,959
Gains (losses) on foreign currency translation, net of income tax provision (benefit) of $—, $—, $— and $—	3,222	88,984	(9,368)	133,704
Credit risk changes of fair value option liabilities, net of income tax provision (benefit) of $—, $48, $— and $195	—	144	—	586
Total other comprehensive income (loss), net of income tax	2,720	84,481	(10,909)	148,249
Total comprehensive income (loss), net of income tax	(9,436)	11,528	(25,928)	30,559
Less: net (gain) loss attributable to noncontrolling interest	(2,273)	254	(6,261)	(1,400)
Less: (gain) loss on foreign currency translation attributable to noncontrolling interest	(652)	(21,083)	5,718	(31,444)
Total comprehensive income (loss) attributable to shareholders	$(12,361)	$(9,301)	$(26,471)	$(2,285)
See accompanying Notes to Unaudited Consolidated Financial Statements

Octave Specialty Group, Inc.	4	Second Quarter 2026 Form 10-Q

OCTAVE SPECIALTY GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Unaudited)

Three months ended June 30, 2026 and 2025
	Stockholders' Equity								Mezzanine
		Octave Specialty Group, Inc.							Equity
(Dollars in thousands)	Total	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Common Stock Held in Treasury, at Cost	Non- redeemable NCI (1)	Redeemable NCI (1)
Balance at March 31, 2026	$833,574	$—	$489	$380,263	$1,224	$363,751	$(33,109)	$120,956	$195,969
Total net income (loss)	(12,241)	—	—	—	—	(14,429)	—	2,188	85
Total other comprehensive income (loss)	2,349	—	—	—	2,068	—	—	281	371
Stock-based compensation	4,153	—	—	4,153	—	—	—	—	—
Cost of shares repurchased	—	—	—	—	—	—	—	—	—
Cost of shares (acquired) issued under equity plan	(65)	—	—	—	—	(111)	46	—	—
Changes to NCI	(5,070)	—	—	—	—	(737)	—	(4,333)	1,104
Purchase of warrants	(4,855)	—	—	(4,855)	—	—	—	—	—
Balance at June 30, 2026	$817,845	$—	$489	$379,561	$3,292	$348,474	$(33,063)	$119,092	$197,529

Balance at March 31, 2025	$966,004	$—	$489	$333,356	$(135,029)	$623,306	$(29,945)	$173,827	$245,461
Total net income (loss)	(71,953)	—	—	—	—	(72,699)	—	746	(1,000)
Total other comprehensive income (loss)	70,752	—	—	—	63,399	—	—	7,353	13,730
Stock-based compensation	2,437	—	—	2,437	—	—	—	—	—
Cost of shares repurchased	(179)	—	—		—	—	(179)	—	—
Cost of shares (acquired) issued under equity plan	—	—	—	—	—	—	—	—	—
Changes to NCI	(1,038)	—	—	12,146	—	220	—	(13,404)	(5,506)
Balance at June 30, 2025	$966,023	$—	$489	$347,939	$(71,630)	$550,827	$(30,124)	$168,522	$252,685
(1) NCI = Noncontrolling interest
Six months ended June 30, 2026 and 2025
	Stockholders' Equity								Mezzanine
		Octave Specialty Group, Inc.							Equity
(Dollars in thousands)	Total	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Common Stock Held in Treasury, at Cost	Non- redeemable NCI (1)	Redeemable NCI (1)
Balance at January 1, 2026	$833,185	$—	$489	$369,860	$8,483	$370,431	$(33,473)	$117,395	$252,981
Total net income (loss)	(17,084)	—	—	—	—	(21,280)	—	4,196	2,065
Total other comprehensive income (loss)	(7,087)	—	—	—	(5,191)	—	—	(1,896)	(3,822)
Stock-based compensation	8,875	—	—	8,875	—	—	—	—	—
Cost of shares repurchased	—	—	—	—	—	—	—	—	—
Cost of shares (acquired) issued under equity plan	(337)	—	—	—	—	(747)	410	—	—
Changes to NCI	5,148	—	—	5,681	—	70	—	(603)	(53,695)
Purchase of warrants	(4,855)	—	—	(4,855)	—	—	—	—
Balance at June 30, 2026	$817,845	$—	$489	$379,561	$3,292	$348,474	$(33,063)	$119,092	$197,529

Balance at January 1, 2025	$996,119	$—	$489	$331,007	$(188,436)	$683,643	$(28,339)	$197,755	$199,402
Total net income (loss)	(116,949)	—	—	—	—	(119,090)	—	2,141	(741)
Total other comprehensive income (loss)	128,862	—	—	—	116,806	—	—	12,056	19,388
Stock-based compensation	4,786	—	—	4,786	—	—	—	—	—
Cost of shares repurchased	(3,301)						(3,301)
Cost of shares (acquired) issued under equity plan	(1,607)	—	—	—	—	(3,123)	1,516	—	—
Changes to NCI	(41,887)	—	—	12,146	—	(10,603)	—	(43,430)	34,636
Balance at June 30, 2025	$966,023	$—	$489	$347,939	$(71,630)	$550,827	$(30,124)	$168,522	$252,685
See accompanying Notes to Unaudited Consolidated Financial Statements

Octave Specialty Group, Inc.	5	Second Quarter 2026 Form 10-Q

OCTAVE SPECIALTY GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2026	2025
Cash flows from operating activities:
Net income (loss)	$(15,019)	$(117,690)
Net income (loss) from discontinued operations	—	(82,398)
Net income (loss) from continuing operations	(15,019)	(35,292)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Intangible amortization and depreciation	24,478	18,917
Share-based compensation	8,875	16,932
Deferred tax provision (benefit)	(5,028)	(5,565)
Unearned premiums, net	13,841	1,332
Reinsurance recoverable and loss and loss adjustment expense, net	(20,508)	(35,349)
Ceded premiums payable	12,785	37,555
Premium and commissions receivables	(33,962)	(32,231)
Commissions payable	13,057	25,444
Contract assets and contract liabilities, net	(15,398)	(7,572)
Corporate costs reallocated to continuing operations	—	5,265
Other, net	(3,431)	101
Net cash provided by (used in) operating activities from continuing operations	(20,310)	(10,463)
Cash flows from investing activities:
Proceeds from sales of bonds	40	—
Proceeds from matured bonds	25,214	21,816
Purchases of bonds	(38,567)	(22,747)
Purchases of other investments	(147)	(66)
Proceeds from short-term investments, net	63,928	24,966
Other, net	(2,453)	(5,939)
Net cash provided by (used in) investing activities from continuing operations	48,015	18,030
Cash flows from financing activities:
Proceeds from long-term debt	39,089	—
Payments for purchases of common stock held in treasury	—	(3,301)
Payments for long-term debt	(1,500)	—
Tax payments related to shares withheld for share-based compensation plans	(583)	(1,516)
Payments to purchase warrants	(4,855)	—
Distributions to noncontrolling interest holders	(4,520)	(894)
Acquisitions of noncontrolling interest shares	(44,027)	(4,036)
Net cash provided by (used in) financing activities from continuing operations	(16,396)	(9,747)
Effect of foreign exchange on cash and cash equivalents - continuing operations	(653)	1,288
Net cash provided by (used in) continuing operations	10,656	(892)
Cash, cash equivalents, and restricted cash at beginning of period - continuing operations	68,440	47,275
Cash, cash equivalents, and restricted cash at end of period - continuing operations	$79,096	$46,383
Net cash provided by (used in) operating activities from discontinued operations	—	34,851
Net cash provided by (used in) investing activities from discontinued operations	—	57,667
Net cash provided by (used in) financing activities from discontinued operations	—	(94,854)
Effect of foreign exchange on cash and cash equivalents - discontinued operations	—	475
Net cash provided by (used in) discontinued operations	—	(1,861)
Cash, cash equivalents, and restricted cash at beginning of period - discontinued operations	—	66,077
Cash, cash equivalents, and restricted cash at end of period - discontinued operations	$—	$64,216

Cash paid during the period for:
Interest on debt	$5,868	$12,361
Income taxes	$3,713	$2,689

See accompanying Notes to Unaudited Consolidated Financial Statements

Octave Specialty Group, Inc.	6	Second Quarter 2026 Form 10-Q

OCTAVE SPECIALTY GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Background and Business Description	8	Note 9. Debt	23
Note 2. Segment Information	12	Note 10. Revenues From Contracts with Customers	22
Note 3. Discontinued Operations	15	Note 11. Comprehensive Income (Loss)	24
Note 4. Investments	15	Note 12. Net Income Per Share	25
Note 5. Fair Value Measurements	18	Note 13. Income Taxes	26
Note 6. Insurance Contracts	20	Note 14. Commitments and Contingencies	26
Note 7. Derivative Instruments	22
Note 8. Goodwill and Intangible Assets	20

Octave Specialty Group, Inc.	7	Second Quarter 2026 Form 10-Q

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
Octave Specialty Group, Inc. (“OSG”), headquartered in New York City and Tampa, Florida, is a financial services holding company incorporated in the state of Delaware on April 29, 1991. References to “Octave,” "OSG", the “Company,” “we,” “our,” and “us” are to OSG and its subsidiaries, as the context requires. Octave operates two principal businesses:
•Insurance Distribution — Octave's specialty property and casualty ("P&C") and accident and health ("A&H") insurance underwriting and distribution business, includes Managing General Agents and Underwriters (collectively "MGAs" or "MGA/Us"); an insurance broker; and other distribution, underwriting and related businesses. On October 31, 2025, the Company completed the acquisition of ArmadaCorp Capital, LLC and its subsidiaries (collectively, "ArmadaCorp"), a leading specialty A&H MGA. Octave's insurance distribution platform operates in the following lines of business: property, niche specialty risk, accident & health, miscellaneous specialty, reinsurance, surety, marine & energy, specialty auto, Excess & Surplus ("E&S") commercial package, professional lines and Directors & Officers ("D&O") .
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
The accompanying unaudited consolidated financial statements have been prepared on the basis of U.S. generally accepted accounting principles ("GAAP") for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2025. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), but in the opinion of management such financial statements include all adjustments necessary for the fair presentation of the Company’s consolidated financial position and results of operations. The results of operations for the three and six months ended June 30, 2026, may not be indicative of the results that may be expected for the year ending December 31, 2026, due to seasonality within the Insurance Distribution segment and other factors. The December 31, 2025, consolidated balance sheet included in this Quarterly Report on Form 10-Q was obtained from the audited financial statements as presented in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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
Refer to Sale of Ambac Assurance Corporation in Note 3. Discontinued Operations for further information.

Octave Specialty Group, Inc.	8	Second Quarter 2026 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Octave Specialty Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
Foreign Currency
The impact of non-functional currency transactions and the remeasurement of non-functional currency assets and liabilities into the respective subsidiaries' functional currency (collectively "foreign currency transactions gains/(losses)") are $1,270 and $(4,821) for the six months ended June 30, 2026 and 2025, respectively. Foreign currency transaction gains/(losses) are primarily the result of Octave Ventures transactions in currencies (primarily the U.S. dollar) other than its functional currency (the British Pound Sterling).
Warrant Conversion
In connection with and pursuant to the Purchase Agreement related to the sale of Ambac Assurance Corporation, OSG issued to the buyer ("Buyer") a warrant exercisable for 5,092,707 shares of OSG common stock. During the three months ended June 30, 2026, Buyer exercised their right to convert one-third of the warrant representing 1,697,569 warrant shares at its Black-Scholes value of $4,855. OSG elected to settle the conversion in cash. Following the conversion and as of June 30, 2026, the outstanding warrant allows the holder to acquire 3,395,138 shares of OSG common stock as an exercise price of $18.50 per share. Buyer may convert half of the remaining warrant in any three-month period subsequent to September 30, 2026, through expiration on March 29, 2032, which may be settled, at OSG's election, in cash, in shares of OSG common stock or combination of both. OSG estimates the Black-Scholes value of the remaining warrant at $3.02 per warrant share as of July 2026.

Noncontrolling Interests ("NCI")
Nonredeemable NCI
The total Nonredeemable NCI as of June 30, 2026 and December 31, 2025, was $119,092 and $117,395, respectively, for the NCI share in certain Octave Ventures' operating units that are minority owned by the units' respective management teams that do not have associated put options. At the beginning of 2025, there were no put options associated with any of these minority interests, and as such, the aggregate amount was classified as nonredeemable NCI on the balance sheet. As further described under "Redeemable NCI" below, certain NCI shares were reclassified from nonredeemable to redeemable NCI. When redeemable NCI shares are no longer redeemable, such as when put options expire unexercised, the NCI shares are reclassified to nonredeemable NCI with no change in carrying value.
Redeemable NCI
During the six months ended June 30, 2026, the minority owners of Octave Ventures exercised put options. During the six months ended June 30, 2026 and 2025, certain Option Shares (as defined below) were also exercised. In addition, during the six months ended June 30, 2026, Octave purchased certain redeemable NCI shares from a minority interest owner of Capacity Marine Corporation ("CMC").

	Ownership Percentage
Company	June 30, 2026	December 31, 2025
Capacity Marine	87%	80%
Octave Ventures (1)	70%	60%
(1)Octave Ventures' majority interests in its underlying MGAs and other entities ranges from 51% to 100% at June 30, 2026, and 51% to 100% at December 31, 2025. Together with Octave's direct ownership in some underlying MGAs and other entities, Octave's interest ranges from 35% to 70% at June 30, 2026 and 30% to 60% at December 31, 2025, respectively, in Octave Ventures' underlying MGAs and other entities.
Under the terms of applicable agreements, Octave has call options to purchase the remaining NCI from the minority owners and the minority owners have put options to sell their interests to Octave. Because the exercise of the put options is outside of Octave's control, in accordance with the Distinguishing Liabilities from Equity Topic of the ASC, Octave reports redeemable NCI in the mezzanine section of its consolidated balance sheet. In addition, during the six months ended June 30, 2026 and 2025, Octave entered into put options with certain minority owners of the MGA/U operating entities that are majority owned by Octave Ventures. These put options are embedded in the associated NCI shares ("Option Shares"), resulting in remeasurement of the shares at fair value inclusive of the put options, and reclassification of the Option Shares from nonredeemable NCI to redeemable NCI. The changes in carrying value resulting from revaluations were recorded as offset to retained earnings, with corresponding impacts on earnings per share of $507 for the three and six months ended June 30, 2026, and $10,276 for the six months ended June 30, 2025. During the three months ended June 30, 2025, put options on certain Option Shares expired, resulting in reclassification of $3,259 of redeemable NCI to nonredeemable NCI. No put options expired during the three months ended June 30, 2026. During the six months ended June 30, 2026 and 2025, put options on certain Option Shares expired, resulting in reclassification of $3,841 and $5,136, respectively, of redeemable NCI to nonredeemable NCI.
During the six months ended June 30, 2026, Octave acquired redeemable NCI with a carrying value of $49,214 as a result of the exercise of put options by certain minority owners of Octave Ventures and of certain Option Shares. The aggregate consideration payable for these shares of $43,644 was settled in cash in April 2026. Additionally, during the six months ended June 30, 2026, Octave paid $383 to purchase certain redeemable NCI shares from a minority interest owner of CMC, resulting in a $494 decrease to redeemable NCI. Likewise, during the six months ended June 30, 2025, Octave paid $1,068 to purchase redeemable NCI shares with a carrying value of $1,815. The difference between consideration paid and carrying values of redeemable NCI is recorded as an adjustment to additional paid-in capital.
The acquisition date valuation method used to determine the fair value of redeemable NCI and related put and call options was a Monte Carlo Simulation. The significant fair value assumptions used in the simulation include the exercise thresholds, EBITDA forecasts, discount rate and long-term growth rates. The redeemable NCI is remeasured each period as the greater of:
i.the carrying value under ASC 810, which attributes a portion of consolidated net income (loss) to the redeemable NCI, and
ii.the redemption value of the put option under ASC 480.

Octave Specialty Group, Inc.	9	Second Quarter 2026 Form 10-Q

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
Following is a rollforward of redeemable NCI interest for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning balance	$195,969	$245,461	$252,981	$199,402
Net income attributable to redeemable NCI (ASC 810)	85	(999)	2,065	(741)
Gain (loss) on foreign currency translation attributable to redeemable NCI	371	13,730	(3,822)	19,388
Reclassification from nonredeemable NCI, including remeasurement at fair value	1,328	—	1,328	42,180
Reclassification to nonredeemable NCI	—	(3,259)	(3,841)	(5,136)
Put / call option exercise	—	(1,815)	(49,708)	(1,815)
Distributions	(454)	(211)	(897)	(919)
Adjustment to redemption value (ASC 480 )	230	(222)	(577)	326
Ending balance	$197,529	$252,685	$197,529	$252,685
Immaterial Correction of Prior Period Error
The Company previously identified an immaterial prior period error for the three and six months ended June 30, 2025, related to the redeemable NCI redemption value adjustment recorded under ASC 810-10. In accordance with the U.S. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 99, “Materiality,” and ASC 250, Accounting Changes and Error Corrections, the Company assessed the impact of this error correction on its previously issued consolidated financial statements and concluded that the error is not material to any prior period. The immaterial error impacts the Consolidated Balance Sheet, Consolidated Statement of Comprehensive Income (Loss), Consolidated Statement of Stockholders' Equity and Earnings (Loss) Per Share.
The error was identified subsequent to the filing of the Company's Quarterly Reports on Form 10-Q for the three months ended March 31, 2025, June 30, 2025 and September 30, 2025, and before the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2025. The impact of the correction for the three and six months ended June 30, 2025 is shown below.
Corrected Consolidated Statement of Comprehensive Income (Loss):

	Three Months Ended June 30, 2025
	As Reported	Immaterial Correction	As Corrected
Gain on foreign currency translation, net of income tax provision	$97,484	$(8,500)	$88,984
(Gain) loss on foreign currency translation attributable to noncontrolling interest	$(21,575)	$492	$(21,083)
Total comprehensive income (loss) attributable to shareholders	$(1,293)	$(8,008)	$(9,301)

	Six Months Ended June 30, 2025
	As Reported	Immaterial Correction	As Corrected
Gain on foreign currency translation, net of income tax provision	$133,704	$—	$133,704
(Gain) loss on foreign currency translation attributable to noncontrolling interest	$(25,827)	$(5,617)	$(31,444)
Total comprehensive income (loss) attributable to shareholders	$3,332	$(5,617)	$(2,285)
Corrected Consolidated Statements of Stockholders’ Equity:

	Three Months Ended June 30, 2025
	As Reported	Immaterial Correction	As Corrected
Balance at March 31, 2025	$1,026,048	$(60,044)	$966,004
Total net income (loss)	(71,953)	—	(71,953)
Total other comprehensive income (loss)	78,756	(8,004)	70,752
Stock-based compensation	2,437	—	2,437
Cost of shares repurchased	(179)	—	(179)
Cost of shares (acquired) issued under equity plan	—	—	—
Changes to noncontrolling interest	(6,748)	5,710	(1,038)
Balance at June 30, 2025	$1,028,361	$(62,338)	$966,023

Octave Specialty Group, Inc.	10	Second Quarter 2026 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Octave Specialty Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)

	Six Months Ended June 30, 2025
	As Reported	Immaterial Correction	As Corrected
Balance at January 1, 2025	$1,054,661	$(58,542)	$996,119
Total net income (loss)	(116,949)	—	(116,949)
Total other comprehensive income (loss)	134,479	(5,617)	128,862
Stock-based compensation	4,786	—	4,786
Cost of shares repurchased	(3,301)	—	(3,301)
Cost of shares (acquired) issued under equity plan	(1,607)	—	(1,607)
Changes to noncontrolling interest	(43,708)	1,821	(41,887)
Balance at June 30, 2025	$1,028,361	$(62,338)	$966,023
Corrected Earnings (Loss) Per Share:

	Three Months Ended June 30, 2025
	As Reported	Immaterial Correction	As Corrected
Net income (loss) from continuing operations per share attributable to stockholders
Basic	$(0.45)	$0.03	$(0.42)
Diluted	$(0.45)	$0.03	$(0.42)
Net income (loss) per share attributable to shareholders
Basic	$(1.54)	$0.03	$(1.51)
Diluted	$(1.54)	$0.03	$(1.51)

	Six Months Ended June 30, 2025
	As Reported	Immaterial Correction	As Corrected
Net income (loss) from continuing operations per share attributable to stockholders
Basic	$(1.03)	$0.04	$(0.99)
Diluted	$(1.03)	$0.04	$(0.99)
Net income (loss) per share attributable to shareholders
Basic	$(2.75)	$0.03	$(2.72)
Diluted	$(2.75)	$0.03	$(2.72)
Corrected Rollforwards of Redeemable NCI:

	Three Months Ended June 30, 2025
	As Reported	Immaterial Correction	As Corrected
Beginning balance	$185,417	$60,044	$245,461
Net income attributable to redeemable NCI (ASC 810)	(999)	—	(999)
Gain (loss) on foreign currency translation attributable to redeemable NCI	9,973	3,757	13,730
Reclassification from nonredeemable NCI, including remeasurement at fair value	—	—	—
Reclassification to nonredeemable NCI	(3,259)	—	(3,259)
Put / call option exercise	(1,815)	—	(1,815)
Distributions	(211)	—	(211)
Adjustment to redemption value (ASC 480)	1,241	(1,463)	(222)
Ending balance	$190,347	$62,338	$252,685

	Six Months Ended June 30, 2025
	As Reported	Immaterial Correction	As Corrected
Beginning balance	$140,860	$58,542	$199,402
Net income attributable to redeemable NCI (ASC 810)	(741)	—	(741)
Gain (loss) on foreign currency translation attributable to redeemable NCI	13,770	5,618	19,388
Reclassification from nonredeemable NCI, including remeasurement at fair value	42,180	—	42,180
Reclassification to nonredeemable NCI	(5,136)	—	(5,136)
Put / call option exercise	(1,815)	—	(1,815)
Distributions	(919)	—	(919)
Adjustment to redemption value (ASC 480)	2,148	(1,822)	326
Ending balance	$190,347	$62,338	$252,685
Reclassifications and Rounding
Reclassifications may have been made to prior years' amounts to conform to the current year's presentation. Certain amounts and tables in the consolidated financial statements and associated notes may not add due to rounding.

Octave Specialty Group, Inc.	11	Second Quarter 2026 Form 10-Q

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
There have been no other new accounting standards adopted during the six months ended June 30, 2026.
Future Application of Accounting Standards and Required Disclosures
Internal-Use Software
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
The ASU is effective for annual periods beginning after December 15, 2026, and for interim reporting periods after December 15, 2027, with early adoption permitted. Octave has not determined if it will early adopt this ASU and is evaluating the potential impact on Octave's financial statements.
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
The following tables summarize the components of the Company’s total revenues and expenses and pretax income (loss) by reportable business segment for the periods presented as well as segment assets as of June 30, 2026 and 2025. Information provided below for “Corporate and Other” primarily relates to the operations of OSG, which include investment income on its investment portfolio and costs to maintain the operations of OSG, including public company reporting, capital management and business development costs for the acquisition and development of new business initiatives. As a result of the Company reporting the results of operations of AAC as discontinued operations, certain corporate costs charged to AAC totaling $2,502 and $5,265 for the three and six months ended June 30, 2025, respectively, were reported in Net income from continuing operations on the Consolidated Statements of Income (Loss) and included in Corporate and Other in the tables below.

Octave Specialty Group, Inc.	12	Second Quarter 2026 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Octave Specialty Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)

	Three Months Ended June 30, 2026					Three Months Ended June 30, 2025
	Reportable Segments					Reportable Segments
	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Eliminations (3)	Total	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Eliminations (3)	Total
Revenues:
Net premiums earned	$21,749				$21,749	$16,203				$16,203
Commissions (1)		$51,786		$(2,058)	49,728		$30,322		$—	30,322
Servicing and other fees		5,913			5,913		4,472			4,472
Program fees	3,293				3,293	3,497				3,497
Investment income	1,298	399	$180		1,877	1,748	340	$521		2,609
Other	63	320	52		435	(58)	(2,093)	5		(2,146)
Total revenues from continuing operations	26,403	58,418	232	(2,058)	82,995	21,390	33,041	526	—	54,957
Less:
Losses and loss adjustment expenses	13,346				13,346	10,978				10,978
Policy acquisition costs (2)	6,482			(123)	6,359	3,699			—	3,699
Commissions		10,130		(1,622)	8,508		7,403		—	7,403
Intangible amortization and depreciation		11,959	305		12,264		9,301	440		9,741
Interest		2,774			2,774		5,570			5,570
Compensation expense	2,694	24,539	7,023		34,256	2,605	14,455	5,722		22,782
Non-compensation expense	2,636	9,862	4,661		17,159	3,488	6,485	7,787		17,759
Total expenses from continuing operations	25,159	59,264	11,988	(1,745)	94,666	20,770	43,214	13,949	—	77,931
Segment pretax income (loss)	1,244	(846)	(11,756)	(313)	(11,671)	620	(10,173)	(13,423)	—	(22,974)
Segment income tax expense (benefit)	125	479	(119)	—	485	192	(2,181)	(183)	—	(2,172)
Segment net income (loss)	1,119	(1,325)	(11,637)	(313)	(12,156)	428	(7,992)	(13,240)	—	(20,802)
Segment net (income) loss attributable to NCI		(2,386)		113	(2,273)		254		—	254
Net income (loss) attributable to shareholders	$1,119	$(3,711)	$(11,637)	$(200)	(14,429)	$428	$(7,738)	$(13,240)	$—	(20,548)

Reconciliation to consolidated net income (loss) attributable to shareholders
Discontinued operations					—					(52,151)
Net income (loss) attributable to shareholders					$(14,429)					$(72,699)

Reconciliation of segment assets to consolidated total assets
Total assets	$955,681	$1,274,440	$56,259	$(5,523)	$2,280,857	$847,647	$975,843	$62,041	$—	$1,885,531
Discontinued operations										6,636,855
Total consolidated assets										$8,522,386

EBITDA Reconciliation
Segment net income (loss)	$1,119	$(1,325)	$(11,637)	$(313)	$(12,156)	$428	$(7,992)	$(13,240)	$—	$(20,802)
Adjustments:
Interest expense	—	2,774	—	—	2,774	—	5,570	—	—	5,570
Income tax expense (benefit)	125	479	(119)	—	485	192	(2,181)	(183)	—	(2,172)
Depreciation expense	—	350	305	—	655	—	—	440	—	440
Intangible amortization expense	—	11,609	—	—	11,609	—	9,301	—	—	9,301
EBITDA	1,244	13,887	(11,451)	(313)	3,367	620	4,698	(12,983)	—	(7,663)
Impact of noncontrolling interests		(5,217)		113	(5,104)		(2,185)		—	(2,185)
EBITDA attributable to shareholders	$1,244	$8,670	$(11,451)	$(200)	$(1,737)	$620	$2,513	$(12,983)	$—	$(9,848)
(1)    Insurance Distribution commission income includes $2,058 of commissions from Specialty Property and Insurance. The elimination of these revenues is included in Eliminations.
(2)    The Specialty Property & Casualty Insurance Distribution segment's results reflect Policy acquisition costs as if the business is a stand-alone operation. The elimination of intersegment costs capitalized in accordance with this policy is included in Eliminations.
(3)    Intersegment revenues and intersegment pretax income (loss) amounts for the three months ended June 30, 2025 are insignificant and are not presented separately.

Octave Specialty Group, Inc.	13	Second Quarter 2026 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Octave Specialty Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)

	Six Months Ended June 30, 2026					Six Months Ended June 30, 2025
	Reportable Segments					Reportable Segments
	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Eliminations (3)	Total	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Eliminations (3)	Total
Revenues:
Net premiums earned	$41,750				$41,750	$31,881				$31,881
Commissions (1)		$119,964		(2,058)	117,906		$67,093		—	67,093
Servicing and other fees		15,275			15,275		9,436			9,436
Program fees	6,937				6,937	7,149				7,149
Investment income	2,947	707	$578		4,232	3,590	716	$1,118		5,424
Other	68	998	(1)		1,065	(59)	(3,206)	(5)		(3,270)
Total revenues from continuing operations	51,702	136,944	577	(2,058)	187,165	42,561	74,039	1,113	—	117,713
Less:
Losses and loss adjustment expenses	33,025				33,025	21,474				21,474
Policy acquisition costs (2)	12,853			(123)	12,730	7,540			—	7,540
Commissions		24,135		(1,622)	22,513		17,768		—	17,768
Intangible amortization and depreciation	—	23,901	577		24,478		18,173	745		18,917
Interest	—	4,864			4,864		11,024			11,024
Compensation expense	7,992	49,522	13,786		71,300	6,116	27,988	11,566		45,669
Non-compensation expense	4,870	18,583	9,817		33,270	5,309	11,502	16,590		33,402
Total expenses from continuing operations	58,740	121,005	24,180	(1,745)	202,180	40,439	86,455	28,901	—	155,794
Segment pretax income (loss)	(7,038)	15,939	(23,603)	(313)	(15,015)	2,122	(12,416)	(27,788)	—	(38,081)
Segment income tax expense (benefit)	(467)	111	360	—	4	270	(2,681)	(378)	—	(2,789)
Segment net income (loss)	(6,571)	15,828	(23,963)	(313)	(15,019)	1,852	(9,735)	(27,410)	—	(35,292)
Segment net (income) loss attributable to NCI		(6,374)		113	(6,261)		(1,400)		—	(1,400)
Net income (loss) attributable to shareholders	$(6,571)	$9,454	$(23,963)	$(200)	(21,280)	$1,852	$(11,135)	$(27,410)	$—	(36,692)

Reconciliation to consolidated net income (loss) attributable to shareholders
Discontinued operations					—					(82,398)
Net income (loss) attributable to shareholders					$(21,280)					$(119,090)

EBITDA Reconciliation
Segment net income (loss)	$(6,571)	$15,828	$(23,963)	$(313)	$(15,019)	$1,852	$(9,735)	$(27,410)	$—	$(35,292)
Adjustments:
Interest expense	—	4,864	—	—	4,864	—	11,024	—	—	11,024
Income tax expense (benefit)	(467)	111	360	—	4	270	(2,681)	(378)	—	(2,789)
Depreciation expense	—	645	577	—	1,222	—	109	744	—	853
Intangible amortization expense	—	23,256	—	—	23,256	—	18,064	—	—	18,064
EBITDA	(7,038)	44,704	(23,026)	(313)	14,327	2,122	16,781	(27,044)	—	(8,140)
Impact of noncontrolling interests		(12,567)		113	(12,454)		(7,205)		—	(7,205)
EBITDA attributable to shareholders	$(7,038)	$32,137	$(23,026)	$(200)	$1,873	$2,122	$9,576	$(27,044)	$—	$(15,345)
(1)Insurance Distribution commission income includes $2,058 of commissions from Specialty Property and Insurance. The elimination of these revenues is included in Eliminations.
(2)The Specialty Property & Casualty Insurance Distribution segment's results reflect Policy acquisition costs as if the business is a stand-alone operation. The elimination of intersegment costs capitalized in accordance with this policy is included in Eliminations.
(3)Intersegment revenues and intersegment pretax income (loss) amounts for the six months ended June 30, 2025 are insignificant and are not presented separately.

Octave Specialty Group, Inc.	14	Second Quarter 2026 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Octave Specialty Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
3.    DISCONTINUED OPERATIONS
Sale of Ambac Assurance Corporation ("AAC")
On September 29, 2025, the Company completed the sale of AAC. See Note 5. Discontinued Operations in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, for further information regarding the sale.
The following table summarizes the major line items constituting net income (loss) from discontinued operations as presented in the Consolidated Statements of Income (Loss) for the periods presented:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Revenues:
Net premiums earned	$5,199	$9,962
Net investment income	36,107	56,807
Net investment gains (losses), including impairments	(12,514)	(18,468)
Net gains (losses) on derivative contracts	(8,834)	(9,367)
Other revenues	8,840	16,661
Total revenues	28,798	55,595
Expenses:
Loss and loss adjustment expenses (benefit)	(2,657)	8,078
Intangible amortization	5,362	11,188
General & administrative and other expenses	7,523	16,607
Interest expense	15,943	31,894
Total expenses	26,171	67,767
Pretax income (loss)	2,627	(12,172)
Provision for income taxes	1,818	2,770
Loss on disposal (1)	(52,960)	(67,456)
Net income (loss) from discontinued operations	$(52,151)	$(82,398)
(1)     Loss on disposal reflects changes to the difference between the fair value of net consideration to be received and the carrying value of net assets held-for-sale, less expected closing costs.
4.    INVESTMENTS
Octave's invested assets are primarily comprised of (i) fixed maturity securities classified as available for sale, (ii) an investment in a limited partnership and (iii) private preferred equity investments, which primarily include minority investments in MGAs. The investments in the limited partnership interest and private preferred equity investments are reported within Other investments on the Consolidated Balance Sheets. The limited partnership, which holds pooled investments, is reported using the equity method.
Fixed Maturity Securities and Short-Term Investments:
The amortized cost and estimated fair value of available-for-sale investments and short-term investments, as of June 30, 2026 and December 31, 2025, were as follows:

	June 30, 2026					December 31, 2025
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses
Fixed maturity securities:
Municipal obligations	$10,256	$—	$36	$201	$10,091	$11,697	—	$121	$228	$11,590
Corporate obligations	75,283	—	176	2,255	73,204	67,881	—	634	1,942	66,573
U.S. government obligations	41,185	—	60	429	40,816	35,190	—	365	131	35,424
Residential mortgage-backed securities	2,452	—	—	24	2,428	1,604	—	—	7	1,597
Commercial mortgage-backed securities	4,869	—	20	41	4,848	3,307	—	42	8	3,341
Collateralized debt obligations	1,368	—	1	1	1,368	1,963	—	12	—	1,975
Other asset-backed securities	1,380	—	6	—	1,386	1,772	—	23	—	1,795
Total fixed maturity securities	136,793	—	299	2,951	134,141	123,414	—	1,197	2,316	122,295
Short-term investments	82,513	—	—	—	82,513	146,434	—	8	—	146,442
Total	$219,306	$—	$299	$2,951	$216,654	$269,848	—	$1,205	$2,316	$268,737

Octave Specialty Group, Inc.	15	Second Quarter 2026 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Octave Specialty Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
The amortized cost and estimated fair value of available-for-sale investments and short-term investments, by contractual maturity, as of June 30, 2026 and December 31, 2025, were as follows:

	June 30, 2026
	Amortized Cost	Estimated Fair Value
Due in one year or less	$97,346	$97,257
Due after one year through five years	57,023	54,884
Due after five years through ten years	54,868	54,483
Due after ten years	—	—
	209,237	206,624
Residential mortgage-backed securities	2,452	2,428
Commercial mortgage-backed securities	4,869	4,848
Collateralized debt obligations	1,368	1,368
Other asset-backed securities	1,380	1,386
Total	$219,306	$216,654

	December 31, 2025
	Amortized Cost	Estimated Fair Value
Due in one year or less	$180,013	$179,824
Due after one year through five years	32,409	31,588
Due after five years through ten years	47,801	47,619
Due after ten years	979	998
	261,202	260,029
Residential mortgage-backed securities	1,604	1,597
Commercial mortgage-backed securities	3,307	3,341
Collateralized debt obligations	1,963	1,975
Other asset-backed securities	1,772	1,795
Total	$269,848	$268,737
Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.
Unrealized Losses on Fixed Maturity Securities and Short-Term Investments
The following table shows gross unrealized losses and fair values of Octave's available-for-sale investments and short-term investments, which at June 30, 2026 and December 31, 2025, did not have an allowance for credit losses under the CECL standard. This information is aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2026 and December 31, 2025:

	June 30, 2026						December 31, 2025
	Less Than 12 Months		12 Months or More		Total		Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Fixed maturity securities:
Municipal obligations	$1,194	$14	$4,575	$187	$5,769	$201	$535	$16	$5,820	$212	$6,355	$228
Corporate obligations	25,390	299	24,024	1,956	49,414	2,255	1,807	10	30,751	1,932	32,558	1,942
U.S. government obligations	30,226	353	4,724	76	34,950	429	2,206	14	9,491	117	11,697	131
Residential mortgage-backed securities	1,070	11	1,357	13	2,427	24	—	—	1,596	7	1,596	7
Commercial mortgage-backed securities	2,515	41	—	—	2,515	41	763	8	—	—	763	8
Collateralized debt obligations	593	1	—	—	593	1	—	—	—	—	—	—
Other asset-backed securities	—	—	—	—	—	—	—	—	—	—	—	—
Total fixed maturity securities	60,988	719	34,680	2,232	95,668	2,951	5,311	48	47,658	2,268	52,969	2,316
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—
Total temporarily impaired securities	$60,988	$719	$34,680	$2,232	$95,668	$2,951	$5,311	$48	$47,658	$2,268	$52,969	$2,316
Management has determined that the securities in the above table do not have credit impairment as of June 30, 2026 and December 31, 2025, based upon (i) no actual or expected principal and interest payment defaults on these securities and (ii) analysis of the creditworthiness of the issuer.
Octave's assessment about whether a security is credit impaired reflects management’s current judgment regarding facts and circumstances specific to the security and other factors. If that judgment changes, Octave may record a charge for credit impairment in future periods.
The declines in fair value and resultant unrealized losses across asset classes as of June 30, 2026, included in the above table are spread across 186 different securities, including 100 securities that have been in a continuous unrealized loss position for 12 months or longer. The declines in fair value on these securities resulted primarily from the impact of increasing interest rates since the securities were purchased. Management has determined that the securities with unrealized losses are not credit impaired. Additionally, management does not intend to sell and it is not more likely than not that the Company will be required to sell the securities with unrealized losses before recovery of their amortized cost basis. Further discussion of management's assessment with respect to security categories with larger unrealized loss balances is below.
Corporate obligations
The gross unrealized losses on corporate obligations as of June 30, 2026, are spread across 126 different securities, including 64 securities that have been in a continuous unrealized loss position for 12 months or longer. All of these securities are investment grade credit rated. The largest individual unrealized loss as a percentage of amortized cost is 11.8% on an A-rated security maturing in 2031. The decline in fair value on this and other securities with unrealized losses resulted primarily from an

Octave Specialty Group, Inc.	16	Second Quarter 2026 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Octave Specialty Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
increase in interest rates since the securities were purchased, with the largest unrealized losses being on securities with longer maturities, making their fair values more sensitive to changes in interest rates. Management believes that the full and timely receipt of all principal and interest payment on corporate obligations with unrealized losses as of June 30, 2026, is probable.
Accrued interest receivable for available-for-sale investments, excluded from amortized cost above and included in Other assets on the Consolidated Balance Sheets, at June 30, 2026 and December 31, 2025 was $1,394 and $1,432, respectively. Accrued interest receivable is not measured for credit impairment and is written off by reversing interest income when the receivable becomes 90 days past due.
Investment Income (Loss)
Net investment income (loss) was comprised of the following for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fixed maturity securities	$1,280	$1,470	$2,491	$2,870
Short-term investments	907	1,191	2,151	2,648
Loans	—	35	—	69
Other investments	(103)	—	(103)	—
Fixed maturity securities - trading	—	—	—	(79)
Investment expense	(207)	(87)	(307)	(84)
Total net investment income (loss)	$1,877	$2,609	$4,232	$5,424
Net investment income (loss) from Other investments primarily represents changes in the fair value of equity securities, including income from an investment limited partnership, and other equity interests accounted for under the equity method.
Net Investments Gains (Losses), including Impairments
Realized gains and losses on the sale of investments are determined on a first-in-first-out basis. The following table details amounts included in net investment gains (losses) and impairments included in Revenues, other, on the Consolidated Statements of Income (Loss) for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Gross realized gains on securities	$63	$2	$68	$2
Gross realized losses on securities	—	—	(2)	(3)
Credit impairments	—	—	—	—
Net investment gains (losses), including impairments	$63	$2	$66	$(1)
Octave did not purchase any financial assets with credit deterioration for the three and six months ended June 30, 2026 and 2025.
Deposits with Regulators and Other Restrictions
Securities with a carrying value of $37,166 and $34,016, at June 30, 2026 and December 31, 2025, respectively, were deposited by Octave's insurance subsidiaries with governmental authorities or designated custodian banks as required by laws affecting insurance companies. Fixed maturity securities with a carrying value of $151 and $153, at June 30, 2026 and December 31, 2025, respectively, were deposited as security in connection with a letter of credit issued for a corporate office lease. Fiduciary funds held by Octave's insurance distribution subsidiaries, carried at $1,401 and $2,656, at June 30, 2026 and December 31, 2025, respectively, are included in invested assets.
Other Investments
Octave's investment portfolio includes a limited partnership interest in a private equity fund that seeks to generate long-term capital appreciation through investments in private equity, equity-related and other instruments. The fair value of Octave's investment in the fund was $7,498 and $7,454 as of June 30, 2026 and December 31, 2025, respectively, determined using net asset value ("NAV") as a practical expedient. Redemptions of this fund are not permitted. Octave's unfunded commitments total $1,501 on this private equity fund at June 30, 2026.
Other investments also include private preferred equity investments with a carrying value of $17,517 and $17,517 as of June 30, 2026 and December 31, 2025, respectively, that do not have readily determinable fair values and are carried at cost, less any impairments as permitted under the Investments — Equity Securities Topic of the ASC. There were no impairments recorded on these investments in the three and six months ended June 30, 2026 and 2025.

Octave Specialty Group, Inc.	17	Second Quarter 2026 Form 10-Q

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
The following table sets forth the carrying amount and fair value of Octave's financial assets and liabilities as of June 30, 2026 and December 31, 2025, including the level within the fair value hierarchy at which fair value measurements are categorized. As required by the Fair Value Measurement Topic of the ASC, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2026					December 31, 2025
	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:			Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
			Level 1	Level 2	Level 3			Level 1	Level 2	Level 3
Financial assets:
Fixed maturity securities:
Municipal obligations	$10,091	$10,091	$—	$10,091	$—	$11,590	$11,590	$—	$11,590	$—
Corporate obligations	73,204	73,204	—	73,204	—	66,573	66,573	—	66,573	—
U.S. government obligations	40,816	40,816	40,816	—	—	35,424	35,424	35,424	—	—
Residential mortgage-backed securities	2,428	2,428	—	2,428	—	1,597	1,597	—	1,597	—
Commercial mortgage-backed securities	4,848	4,848	—	4,848	—	3,341	3,341	—	3,341	—
Collateralized debt obligations	1,368	1,368	—	1,368	—	1,975	1,975	—	1,975	—
Other asset-backed securities	1,386	1,386	—	1,386	—	1,795	1,795	—	1,795	—
Short term investments	82,513	82,513	82,513	—	—	146,442	146,442	146,442	—	—
Other investments (1)	25,015	7,498	—	—	—	24,971	7,454	—	—	—
Cash, cash equivalents and restricted cash	79,096	79,096	79,096	—	—	68,440	68,440	68,440	—	—
Derivative assets:
FX forward contracts	63	63	—	63	—	—	—	—	—	—
Total financial assets	$320,828	$303,311	$202,425	$93,388	$—	$362,148	$344,631	$250,306	$86,871	$—
Financial liabilities:
Long term debt, including accrued interest	$155,486	$158,527	$—	$—	$158,527	$118,901	$121,343	$—	$—	$121,343
Derivative liabilities:
FX forward contracts	—	—	—	—	—	8	8	—	8	—
Total financial liabilities	$155,486	$158,527	$—	$—	$158,527	$118,909	$121,351	$—	$8	$121,343
(1)Excluded from the fair value measurement categories in the table above are investment funds of $7,498 and $7,454 as of June 30, 2026 and December 31, 2025, respectively, which are measured using NAV as a practical expedient. Also excluded from the fair value amounts in the table above are private preferred equity securities with a carrying value of $17,517 and $17,517 as of June 30, 2026 and December 31, 2025, respectively, that do not have readily determinable fair values and have carrying amounts determined using the measurement alternative.

Octave Specialty Group, Inc.	18	Second Quarter 2026 Form 10-Q

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
Derivative Instruments:
At June 30, 2026 and December 31, 2025, Octave has foreign exchange ("FX") forward contracts and holds warrants to purchase preferred stock of a development stage company. The fair value of FX forward contracts are determined using valuation models with observable market inputs. Fair value of the warrants are determined using a standard warrant valuation model with internally developed input assumptions.
Debt:
Debt consists of a Secured Overnight Financing Rate ("SOFR")-indexed borrowing. The fair value of debt approximates the principal amount outstanding including accrued interest.

Octave Specialty Group, Inc.	19	Second Quarter 2026 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Octave Specialty Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
6.    INSURANCE CONTRACTS
Premiums
The effect of reinsurance on premiums written and earned were as follows for the periods presented:

	Three Months Ended June 30,
	2026		2025
	Written	Earned	Written	Earned
Direct	$92,200	$82,782	$89,849	$79,600
Assumed	2,502	7,711	6,399	6,974
Ceded	71,560	68,744	81,041	70,371
Net premiums	$23,142	$21,749	$15,207	$16,203

	Six Months Ended June 30,
	2026		2025
	Written	Earned	Written	Earned
Direct	$187,243	$167,785	$167,040	$160,046
Assumed	11,175	14,920	16,123	14,503
Ceded	142,826	140,955	149,952	142,669
Net premiums	$55,592	$41,750	$33,211	$31,881

Premium Receivables, including Credit Impairments
Premium receivables at June 30, 2026 and December 31, 2025, were $94,635 and $75,085, respectively. Management evaluates premium receivables for expected credit losses ("credit impairment") in accordance with the CECL standard, which is further described in Note 2. Basis of Presentation and Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Below are rollforwards of the premium receivable allowance for credit losses for the periods presented.

Six Months Ended June 30,	2026	2025
Beginning balance	$500	$142
Current period provision	—	58
Write-offs of the allowance	—	—
Recoveries of previously written-off amounts	—	—
Ending balance	$500	$200
At June 30, 2026 and December 31, 2025, $8,260 and $6,781, respectively, of premiums were past due.
Loss and Loss Adjustment Expense Reserves
Below are the loss and loss reserve expense rollforwards, net of subrogation recoverable and reinsurance, for the periods presented:

Six Months Ended June 30,	2026	2025
Beginning gross loss and loss adjustment expense reserves	$459,990	$349,062
Reinsurance recoverable	375,722	270,081
Beginning balance of net loss and loss adjustment expense reserves	84,268	78,981
Losses and loss expenses:
Current year	23,949	21,144
Prior years	9,076	330
Total (1)	33,025	21,474
Loss and loss adjustment expenses paid (recovered):
Current year	2,249	2,745
Prior years	23,460	19,155
Total	25,709	21,900
Ending net loss and loss adjustment expense reserves	91,584	78,555
Reinsurance recoverable (2)	407,459	305,414
Ending gross loss and loss adjustment expense reserves	$499,043	$383,969
(1)Total losses and loss adjustment expense (benefit) is net of $(95,878) and $(89,957) for the six months ended June 30, 2026 and 2025, respectively, related to ceded reinsurance.
(2)Represents reinsurance recoverable on future loss and loss adjustment expense. Additionally, the Balance Sheet line "Reinsurance recoverable on paid and unpaid losses" includes reinsurance recoverables of $88,194 and $71,031 as of June 30, 2026 and 2025, respectively, related to previously paid loss and loss adjustment expense.
The unfavorable losses incurred development on prior accident years for the six months ended June 30, 2026, was primarily driven by $2,125 of net losses and $5,787 of LAE (legal expenses) from the settlement during the three months ended March 31, 2026, of a potential litigation matter related to an insurance claim, whereas the unfavorable losses incurred development for prior accident years for the six months ended June 30, 2025, was primarily driven by excess liability claims.

Octave Specialty Group, Inc.	20	Second Quarter 2026 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Octave Specialty Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
Specialty Property & Casualty Loss Reserves
Claims Development
The following is a summary of loss and loss adjustment expense reserves, including certain components, for the Company’s major product lines by reporting segment at June 30, 2026.

June 30, 2026	Net Loss and Loss Adjustment Expense Reserves	Reinsurance Recoverables on Unpaid Losses (1)	Loss and Loss Adjustment Reserves (1)
Commercial auto	$19,029	$120,850	$139,879
Excess liability	21,721	126,873	148,594
General liability	13,724	51,522	65,246
Workers compensation	20,500	—	20,500
Non-standard personal auto	2,086	189	2,275
Professional liability	3,620	48,564	52,184
Multi-peril / business owners (BOP)	3,912	13,986	17,898
Surety	1,796	11,189	12,985
Unallocated loss adjustment expense reserves	4,971	11,194	16,165
Other	225	23,093	23,317
Total	$91,584	$407,459	$499,043
(1)Other includes $21,229 related to legacy liabilities obtained from the acquisitions of Providence Washington Insurance Company, Greenwood Insurance Company, and Consolidated Specialty Insurance Company. All legacy liabilities remain obligations of affiliates of the sellers through reinsurance and contractual indemnities.
Reinsurance Recoverables, Including Credit Impairments
Everspan’s reinsurance assets, including deferred ceded premiums and reinsurance recoverables on losses, amounted to $643,889 at June 30, 2026. Credit exposure existed at June 30, 2026, with respect to reinsurance recoverables to the extent that any reinsurer may not be able to reimburse Everspan under the terms of these reinsurance arrangements. At June 30, 2026, there were ceded reinsurance balances payable of $93,346 offsetting this credit exposure. Contractually ceded reinsurance payables can only be offset against amounts owed from the same reinsurer in the event that such reinsurer is unable to meet its obligations to reimburse Everspan.
To minimize its credit exposure to losses from reinsurer insolvencies, Everspan (i) is entitled to receive collateral from its reinsurance counterparties in certain reinsurance contracts and (ii) has certain cancellation rights that can be exercised by Everspan in the event of rating agency downgrades of a reinsurer (among other events and circumstances). Everspan held letters of credit and collateral amounting to $82,174 from its reinsurers at June 30, 2026. For those reinsurance counterparties that do not currently post collateral, Everspan's reinsurers are well capitalized, highly rated, authorized capacity providers. Additionally, while legacy liabilities from the Providence Washington Insurance Company ("PWIC") acquisition and the admitted carriers previously acquired by Everspan on January 3, 2022, (Greenwood Insurance Company and Consolidated Specialty Insurance Company), were fully ceded to certain reinsurers, Everspan also benefits from an unlimited, uncapped indemnity from Enstar Holdings (US) and 21st Century Premier Insurance Company to mitigate any residual risk to these reinsurers.
At June 30, 2026, our top six reinsurers represented 53.0% of our total reinsurance recoverables on paid and unpaid losses. These reinsurance recoverables were primarily from reinsurers with applicable ratings of A or better. The following table sets forth our six most significant reinsurers by amount of reinsurance recoverables as of June 30, 2026.

Reinsurers	Rating (1)	Reinsurance Recoverable (2)	Unsecured Recoverable (3)
General Reinsurance Company	A++	$123,107	$98,528
Munich Reinsurance Company	A+	71,226	64,278
QBE Insurance Corporation	A	18,208	18,208
Everest Reinsurance Company	A+	17,636	18,098
Lloyds Syndicate 566	A+	16,296	—
Transatlantic Reinsurance Company	A++	16,055	13,312
All other reinsurers		233,125	130,426
Total recoverables		$495,653	$342,850
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
As of June 30, 2026 and December 31, 2025, Everspan has uncollateralized credit exposure to reinsurers of $342,850 and $311,795, respectively, and has recorded an allowance for credit losses of less than a million at June 30, 2026 and December 31, 2025. The uncollateralized credit exposure to reinsurers includes legacy liabilities obtained from the acquisitions of PWIC and the other admitted carriers acquired by Everspan on January 3, 2022, of $21,229 and $23,530 at June 30, 2026 and December 31, 2025, respectively. All legacy liabilities remain with affiliates of sellers through reinsurance and contractual indemnities.

Octave Specialty Group, Inc.	21	Second Quarter 2026 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Octave Specialty Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
7.    DERIVATIVE INSTRUMENTS
The following table summarizes the gross fair values of individual derivative instruments and the impact of legal rights of offset as reported within Other assets and Other liabilities in the Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025.

	June 30, 2026					December 31, 2025
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Collateral Received / Pledged not Offset in the Consolidated Balance Sheet	Net Amount	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Collateral Received / Pledged not Offset in the Consolidated Balance Sheet	Net Amount
Other assets:
FX forwards	63	—	63	—	63	—	—	—	—	—
Total derivative assets	$63	$—	$63	$—	$63	$—	$—	$—	$—	$—
Other liabilities:
FX forwards	—	—	—	—	—	8	—	8	—	8
Total derivative liabilities	$—	$—	$—	$—	$—	$8	$—	$8	$—	$8
The following table summarizes the location and amount of gains and losses of derivative contracts in the Consolidated Statements of Income (Loss) for the periods presented.

	Location of Gain (Loss) Recognized in Consolidated Statements of Income (Loss)
		Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
Derivatives:
FX forwards	Revenues, other	$298	$680	$(220)	$1,107
Total derivatives		$298	$680	$(220)	$1,107

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

Information about FX forward contracts as of June 30, 2026 and December 31, 2025, is summarized below:

Derivative Type	Weighted-Average Remaining Term (years)	Face Amount (Buy)	Face Amount (Sell)	Fair Value Asset (Liability)
June 30, 2026
FX Forwards-Buy GBP/Sell USD	1.06	29,155	38,700	32
FX Forwards-Buy GBP/Sell CAD	0.39	767	1,600	31
December 31, 2025
FX Forwards-Buy GBP/Sell USD	1.39	17,876	24,000	(6)
FX Forwards-Buy GBP/Sell CAD	0.73	1,530	2,800	(2)

Octave Specialty Group, Inc.	22	Second Quarter 2026 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Octave Specialty Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
8.    GOODWILL AND INTANGIBLE ASSETS
Below are rollforwards of the Company's goodwill.

	June 30, 2026	December 31, 2025
Beginning balance	$540,345	$418,234
Business acquisitions	—	95,357
Foreign exchange	(6,041)	26,754
Ending balance	$534,304	$540,345
Intangible assets consisted of the following as of June 30, 2026 and December 31, 2025.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 30, 2026
Finite-lived intangible assets:
Customer relationships	$504,076	$83,853	$420,223
Non-compete agreements	1,350	1,350	—
Trade names	19,244	3,232	16,012
Total finite-lived intangible assets	524,670	88,435	436,235
Indefinite-lived intangible assets:
Insurance licenses	11,213	—	11,213
Total intangible assets	535,883	88,435	447,448

December 31, 2025
Finite-lived intangible assets:
Customer relationships	$509,197	$62,362	$446,835
Non-compete agreements	1,350	1,350	—
Trade names	19,383	2,433	16,950
Total finite-lived intangible assets	529,930	66,145	463,785
Indefinite-lived intangible assets:
Insurance licenses	11,213	—	11,213
Total intangible assets	541,143	66,145	474,998
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
On April 1, 2026, the Company entered into the First Amendment to the 2025 Credit Facility, which provided an additional term loan of $40,000, constituting the same class, type and tranche as the existing term loan, with the same maturity date, and is fully fungible therewith. Following the additional borrowing and scheduled principal repayments on the term loan, the total principal amount outstanding on the term loan was $138,500 as of June 30, 2026. Proceeds from the additional term loan were used to help fund the acquisition of redeemable NCI in April 2026, (refer to Note 1. Background and Business Description for additional details regarding the acquisition of redeemable NCI). In connection with the First Amendment, the Company pledged its ownership interests in the capital stock of Everspan Holdings, LLC as additional collateral.
10.    REVENUES FROM CONTRACTS WITH CUSTOMERS
As further described in the Revenue Recognition section of Note 2. Basis of Presentation and Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, the ID businesses have contracts that are subject to the Revenue from Contracts with Customers Topic of the ASC ("ASC 606").
The following table presents ID commission income disaggregated by policy type for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Accident & Health	$13,878	$5,118	$45,946	$13,269
Specialty Auto	3,106	2,618	9,036	7,735
Other Professional	4,334	3,657	7,861	6,885
Marine & Energy	1,170	1,622	2,815	3,470
Niche Specialty Risks	3,902	3,533	7,596	7,561
Property	9,477	8,129	16,258	13,306
Reinsurance	1,080	3,821	2,656	7,936
Environmental	1,839	1,238	3,932	2,798
Professional D&O	3,500	1,403	5,280	2,929
Surety	5,411	(917)	9,979	1,219
Misc. Specialty	2,031	100	6,547	(15)
Total	$49,728	$30,322	$117,906	$67,093
Revenue of $5,913 and $4,472 for the three months ended June 30, 2026 and 2025, respectively, and $15,275 and $9,436 for the six months ended June 30, 2026 and 2025, respectively, was recognized in accordance with ASC 606 and reported in Servicing and other fees on the Consolidated Statements of Income (Loss).
The amount of revenue recognized related to performance obligations satisfied in a previous period, inclusive of changes due to estimates, was $878 and $576, during the three months ended June 30, 2026 and 2025, respectively, and $3,818 and $2,557, during the six months ended June 30, 2026 and 2025, respectively.
Receivables, Contract Assets and Liabilities
The balances of receivables, contract assets and contract liabilities with customers as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025
Receivables	$100,537	$86,609
Contract assets	48,324	31,757
Contract liabilities	4,124	2,954

Octave Specialty Group, Inc.	23	Second Quarter 2026 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Octave Specialty Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
Contract assets and Contract liabilities are reported in Other assets and Other liabilities, respectively, on the Consolidated Balance Sheets.
Insurance Distribution
Contract assets represent estimated future consideration related to base commissions and profit-sharing commissions that were recognized as revenue upon the placement of the policy, but are not yet billable or collectable. The Company does not have the right to bill or collect payment on (i) base commissions until the related premiums from policyholders are due nor (ii) profit-sharing commissions until after the contract year is completed.
Contract liabilities include estimated future sub-producer commissions recognized as expense upon placement of the policy, but not yet due. Contract liabilities also include payments received in advance of performance under the contract before the transfer of a service to the customer, primarily related to claims servicing performed under certain MGA contracts, which typically occurs between 17 and 20 months from contract inception. Revenue recognized during the three months ended June 30, 2026 and 2025, that was included in the contract liability balance as of the beginning of each period was $181 and $291, respectively. Revenue recognized during the six months ended June 30, 2026 and 2025, that was included in the contract liability balance as of the beginning of each period was $415 and $473, respectively.
11.    COMPREHENSIVE INCOME (LOSS)
The following tables detail the changes in the balances of each component of Accumulated other comprehensive income (loss) ("AOCI") for the periods presented.

	Three Months Ended June 30, 2026				Three Months Ended June 30, 2025
	Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Gain (Loss) on Foreign Currency Translation (1)	Credit Risk Changes of Fair Value Option Liabilities (1) (2)	Total	Unrealized Gains (Losses) on Available- for-Sale Securities (1)	Gain (Loss) on Foreign Currency Translation (1)	Credit Risk Changes of Fair Value Option Liabilities (1) (2)	Total
Beginning balance	$(2,530)	$3,754	$—	$1,224	$(2,530)	$(131,832)	$(667)	$(135,029)
Other comprehensive income (loss) before reclassifications	(564)	2,570	—	2,006	(13,845)	67,901	—	54,056
Amounts reclassified from AOCI	62	—	—	62	9,199	—	144	9,343
Net current period other comprehensive income (loss)	(502)	2,570	—	2,068	(4,646)	67,901	144	63,399
Ending balance	$(3,032)	$6,324	$—	$3,292	$(7,176)	$(63,931)	$(523)	$(71,630)

	Six Months Ended June 30, 2026				Six Months Ended June 30, 2025
	Unrealized Gains (Losses) on Available- for-Sale Securities (1)	Gain (Loss) on Foreign Currency Translation (1)	Credit Risk Changes of Fair Value Option Liabilities (1) (2)	Total	Unrealized Gains (Losses) on Available- for-Sale Securities (1)	Gain (Loss) on Foreign Currency Translation (1)	Credit Risk Changes of Fair Value Option Liabilities (1) (2)	Total
Beginning balance	$(1,492)	$9,975	$—	$8,483	$(21,136)	$(166,191)	$(1,109)	$(188,436)
Other comprehensive income before reclassifications	(1,605)	(3,651)	—	(5,256)	303	102,260	—	102,563
Amounts reclassified from AOCI	65	—	—	65	13,657	—	586	14,243
Net current period other comprehensive income	(1,540)	(3,651)	—	(5,191)	13,960	102,260	586	116,806
Ending balance	$(3,032)	$6,324	$—	$3,292	$(7,176)	$(63,931)	$(523)	$(71,630)
(1)All amounts are net of tax and NCI. Amounts in parentheses indicate reductions to AOCI.
(2)Represents the changes in fair value attributable to instrument-specific credit risk of liabilities for which the fair value option is elected.
Reclassifications out of AOCI and into earnings for the periods presented were as follows.

Details about AOCI Components	Amount Reclassified from AOCI				Affected Line Item in the Consolidated Statements of Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Unrealized gains (losses) on available-for-sale securities
	$62	$12,513	$65	$18,470	Revenues, other
	—	(3,314)	—	(4,813)	Provision for income taxes
	$62	$9,199	$65	$13,657	Net of tax and noncontrolling interest
Credit risk changes of fair value option liabilities
	$—	$192	$—	$781	Credit risk changes of fair value option liabilities
	—	(48)	—	(195)	Provision for income taxes
	$—	$144	$—	$586	Net of tax and noncontrolling interest
Total reclassifications for the period	$62	$9,343	$65	$14,243	Net of tax and noncontrolling interest

Octave Specialty Group, Inc.	24	Second Quarter 2026 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Octave Specialty Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
12.    NET INCOME PER SHARE
As of June 30, 2026, 45,017,761 shares of OSG's common stock (par value $0.01) and a warrant entitling the holder to acquire up to 3,395,138 shares of common stock at an exercise price of $18.50 per share were issued and outstanding. The warrant allows the holder to convert the warrant at its Black-Scholes value, which may be settled at OSG's election in shares of OSG common stock or cash, or combination of both. Common shares outstanding increased by 12,477 during the six months ended June 30, 2026, due to shares issued in connection with employee stock compensation.
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
Earnings Per Share Calculation
The numerator of the basic and diluted earnings per share computation represents net income (loss) attributable to common stockholders adjusted by the retained earnings impacts of the adjustment to noncontrolling interest redemption value under ASC 480, or amendments resulting in revaluation to fair value and reclassification of NCI shares to redeemable NCI. Adjustments to the carrying value of redeemable noncontrolling interest are further described in the Redeemable NCI section of Note 1. Background and Business Description.
The following table provides a reconciliation of net income (loss) attributable to common stockholders to the numerator in the basic and diluted earnings (loss) per share calculation, together with the resulting earnings (loss) per share ("EPS") amounts for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss) attributable to common stockholders	$(14,429)	$(72,699)	$(21,280)	(119,090)
Fair value and redemption value adjustment for NCI (ASC 480)	(737)	220	70	(10,603)
Numerator of basic and diluted EPS	$(15,166)	$(72,479)	$(21,210)	(129,693)
Per share:
Basic	$(0.33)	$(1.51)	$(0.47)	$(2.72)
Diluted	$(0.33)	$(1.51)	$(0.47)	$(2.72)
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
The following table provides a reconciliation of the weighted-average shares used for basic net income (loss) per share to the weighted-average diluted shares used for diluted net income (loss) per share for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic WASO denominator	45,390,612	48,116,503	45,347,014	47,738,050
Effect of potential dilutive shares :
Options	—	—	—	—
Warrants	—	—	—	—
Restricted stock units	—	—	—	—
Performance stock units (1)	—	—	—	—
Diluted WASO denominator	45,390,612	48,116,503	45,347,014	47,738,050
Anti-dilutive shares excluded from the above reconciliation:
Warrants (2)	4,066,704	—	4,576,871	—
Options (2)	1,134,500		1,134,500
Restricted stock units	347,554	359,550	585,556	210,483
Performance stock units (1)	232,275	109,914	235,977	—
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

Octave Specialty Group, Inc.	25	Second Quarter 2026 Form 10-Q

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
Consolidated Pretax Income (Loss)
U.S. and foreign components of pretax income (loss) from continuing operations for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
U.S.	$(17,762)	$(14,424)	$(24,703)	$(25,577)
Foreign	6,091	(8,550)	9,688	(12,504)
Total	$(11,671)	$(22,974)	$(15,015)	$(38,081)
Provision (Benefit) for Income Taxes
The components of the provision (benefit) for income taxes from continuing operations for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Current taxes
U.S. state and local	$—	$—	$—	$—
Foreign	2,423	1,622	5,032	2,776
Total Current taxes	2,423	1,622	5,032	2,776
Deferred taxes
U.S. federal and state	(559)	(1,111)	(337)	(2,153)
Foreign	(1,379)	(2,683)	(4,691)	(3,412)
Total Deferred taxes	(1,938)	(3,794)	(5,028)	(5,565)
Provision (benefit) for income taxes	$485	$(2,172)	$4	$(2,789)
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
Everspan may, from time to time, be threatened with litigation in connection with the handling of claims, through third-party administrators, or other matters. Adjudication of any such claims against Everspan could require extensive litigation unless settled or dismissed based on available legal defenses. Damages claimed against Everspan could be material and the outcome of such cases could have an adverse impact on our results of operations and financial condition.
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

Octave Specialty Group, Inc.	26	Second Quarter 2026 Form 10-Q

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

Octave Specialty Group, Inc.	27	Second Quarter 2026 Form 10-Q

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
Unless otherwise noted, this Management's Discussion and Analysis of Financial Condition and Results of Operations relates solely to our continuing operations and does not include the operations of the Legacy Financial Guarantee business. See "Sale of AAC" below, Note 3. Discontinued Operations of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and "Sale of Ambac Assurance Corporation" in Note 5. Discontinued Operations of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2025, for additional information about the divestiture of the Legacy Financial Guarantee business.
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
Insurance Distribution and Specialty Property and Casualty Insurance strategic priorities include:
•Growing and expanding our Insurance Distribution business based on deep domain knowledge in specialty and niche classes of risk which generate attractive margins at scale. We expect to achieve this by establishing new businesses “de-novo,” organic growth and diversification, and select acquisitions supported by a centralized technology-led shared services offering
•Growing our Specialty Property and Casualty Insurance business to generate underwriting profits from a diversified portfolio of commercial and personal liability risks accessed primarily through affiliated and non-affiliated program administrators. In addition, we may seek strategic relationships, partnerships or other transactions with unaffiliated parties in order to expand our capital base and/or product offerings, access reinsurance capacity and other business or operational advantages.

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

Octave Specialty Group, Inc.	28	Second Quarter 2026 Form 10-Q

OVERVIEW
($ in thousands)
The Company's continuing operations include two segments, financial highlights of which are summarized below along with other recent developments.

	Three Months Ended June 30, 2026					Three Months Ended June 30, 2025
	Reportable Segments					Reportable Segments
	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Eliminations	Total	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Eliminations	Total
Premiums placed		$314,367		$(7,700)	$306,667		$249,912		$—	$249,912
Gross premiums written	$94,702				$94,702	$96,247			$—	$96,247
Net premiums written	$23,142				$23,142	$15,207			$—	$15,207

Total revenues	$26,403	$58,418	$232	$(2,058)	$82,995	$21,390	$33,041	$526	$—	$54,957
Total expenses	$25,159	$59,264	$11,988	$(1,745)	$94,666	$20,770	$43,214	$13,949	$—	$77,931
Pretax income (loss)	$1,244	$(846)	$(11,756)	$(313)	$(11,671)	$620	$(10,173)	$(13,423)	$—	$(22,974)
EBITDA	$1,244	$13,887	$(11,451)	$(313)	$3,367	$620	$4,698	$(12,983)	$—	$(7,663)
Adjusted EBITDA	$1,757	$15,329	$(7,664)	$(313)	$9,109	$681	$4,580	$(7,771)	$—	$(2,508)
Net income (loss) attributable to shareholders	$1,119	$(3,711)	$(11,637)	$(200)	$(14,429)	$428	$(7,738)	$(13,240)	$—	$(20,548)
EBITDA attributable to shareholders	$1,244	$8,670	$(11,451)	$(200)	$(1,737)	$620	$2,513	$(12,983)	$—	$(9,848)
Adjusted EBITDA attributable to shareholders	$1,757	$9,792	$(7,664)	$(200)	$3,685	$681	$2,519	$(7,771)	$—	$(4,569)

	Six Months Ended June 30, 2026					Six Months Ended June 30, 2025
	Reportable Segments					Reportable Segments
	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Eliminations	Total	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Eliminations	Total
Premiums placed		$741,200		$(7,700)	$733,500		$483,098		$—	$483,098
Gross premiums written	$198,418				$198,418	$183,162			$—	$183,162
Net premiums written	$55,591				$55,591	$33,212			$—	$33,212

Total revenues	$51,702	$136,944	$577	$(2,058)	$187,165	$42,561	$74,039	$1,113	$—	$117,713
Total expenses	$58,740	$121,005	$24,180	$(1,745)	$202,180	$40,439	$86,455	$28,901	$—	$155,794
Pretax income (loss)	$(7,038)	$15,939	$(23,603)	$(313)	$(15,015)	$2,122	$(12,416)	$(27,788)	$—	$(38,081)
EBITDA	$(7,038)	$44,704	$(23,026)	$(313)	$14,327	$2,122	$16,781	$(27,044)	$—	$(8,140)
Adjusted EBITDA	$3,375	$48,324	$(14,553)	$(313)	$36,833	$2,270	$16,692	$(17,759)	$—	$1,205
Net income (loss) attributable to shareholders	$(6,571)	$9,454	$(23,963)	$(200)	$(21,280)	$1,852	$(11,135)	$(27,410)	$—	$(36,692)
EBITDA attributable to shareholders	$(7,038)	$32,137	$(23,026)	$(200)	$1,873	$2,122	$9,576	$(27,044)	$—	$(15,345)
Adjusted EBITDA attributable to stockholders	$3,375	$35,132	$(14,553)	$(200)	$23,754	$2,270	$9,611	$(17,759)	$—	$(5,876)
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
For all periods leading up to the sale, AAC's results of operations and OSG's loss on sale are reported within Net income (loss) to shareholders from discontinued operations after tax on the Consolidated Statements of Income (Loss).
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

Octave Specialty Group, Inc.	29	Second Quarter 2026 Form 10-Q

Insurance Services ("Pivix"), an excess and surplus lines MGA/U, into common stock. As a result, Octave Partners now has an approximately 74% controlling stake in Pivix when combined with its previous 17% minority equity interest, and includes Pivix in its consolidated financial statements.
Acquisitions of Additional Ownership of ID Subsidiaries
During the first quarter of 2026, the minority owners of Octave Ventures exercised their option to put a portion of their remaining interest, representing 10% of Octave Ventures, to OSG. As a result, OSG acquired an additional 10% of Octave Ventures increasing its to 70% as of March 31, 2026. In addition, select minority owners of certain MGAs underlying Octave Ventures exercised their put options with respect to a portion of their ownership interests and OSG acquired an additional stake in Capacity Marine Corporation. These transactions had no impact on our first quarter results of operations and were reflected in our results of operations beginning with the second quarter of 2026. See Note 1. Background and Business Description - Redeemable Noncontrolling Interest for further information.
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
Results of Operations
Consolidated Results
A summary of our financial results is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Gross premiums written	$94,702	$96,247	$198,418	$183,162
Net premiums written	23,142	15,207	55,591	33,212
Revenues:
Net premiums earned	$21,749	$16,203	$41,750	$31,881
Commissions (1)	49,728	30,322	117,906	67,093
Servicing and other fees	5,913	4,472	15,275	9,436
Program fees	3,293	3,497	6,937	7,149
Investment income	1,877	2,609	4,232	5,424
Other	435	(2,146)	1,065	(3,270)
Total revenues	82,995	54,957	187,165	117,713
Expenses:
Losses and loss adjustment expenses	13,346	10,978	33,025	21,474
Policy acquisition costs (1)	6,359	3,699	12,730	7,540
Commissions (1)	8,508	7,403	22,513	17,768
General and administrative	51,415	40,540	104,570	79,071
Intangible amortization and depreciation	12,264	9,741	24,478	18,917
Interest	2,774	5,570	4,864	11,024
Total expenses	94,666	77,931	202,180	155,794
Provision (benefit) for income taxes from continuing operations	485	(2,172)	4	(2,789)
Net income (loss) from continuing operations	(12,156)	(20,802)	(15,019)	(35,292)
Net income (loss) from discontinued operations, net of income taxes	—	(52,151)	—	(82,398)
Net income (loss)	(12,156)	(72,953)	(15,019)	(117,690)
Net (gain) loss attributable to noncontrolling interest	(2,273)	254	(6,261)	(1,400)
Net income (loss) attributable to shareholders	$(14,429)	$(72,699)	$(21,280)	$(119,090)
(1)    Excludes $2,058 of commission income, $123 of policy acquisition costs and $1,622 of commission expense related to intersegment activities, which are eliminated for consolidation, for the three and six months ended June 30, 2026. Refer to Note 2. Segment Information for additional information.
Octave's results for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, were materially impacted by the following:
•Transactions within the ID segment
◦Effective October 31, 2025, Octave acquired 100% of ArmadaCare. In connection with the acquisition, Octave borrowed $120,000 under a new bank funded credit facility. On April 1, 2026, Octave borrowed an additional $40,000 under the credit facility in connection with the acquisition of an additional 10% of Octave Ventures. Refer to Note 9. Debt of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further detail on these credit facility borrowings.

Octave Specialty Group, Inc.	30	Second Quarter 2026 Form 10-Q

◦Effective September 1, 2025, Octave exercised its option to convert its $3,500 convertible note investment in a start-up MGA, resulting in an approximate 74% ownership interest and inclusion of the MGA in consolidated results.
◦Effective March 31, 2026, the minority owners of Octave Ventures exercised their option to put a portion of their remaining interest, representing 10% of Octave Ventures, to OSG.
•The sale of AAC
◦On September 29, 2025, Octave completed the sale of its legacy financial guarantee business. AAC's results, including Octave's loss on the sale of AAC are reported within discontinued operations. Refer to Note 3. Discontinued Operations of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Note 5. Discontinued Operations of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2025, and for further details on the sale and results for the three and six months ended June 30, 2025.
•Repayment of Debt
◦On September 29, 2025, Octave repaid all of the outstanding debt used to acquire its original 60% interest in Octave Ventures, amounting to $150,000, using the proceeds from the sale of AAC. Concurrent with the sale, OSG entered into a number of transactions as discussed in the Annual Report on Form 10-K for the year ended December 31, 2025, including transactions intended to lower the long term run-rate of corporate operating expenses.
The following describes the consolidated results of continuing operations of Octave and its subsidiaries for the three and six months ended June 30, 2026 and 2025.
Gross Premiums Written Gross premiums written decreased $1,545 and increased $15,256 for the three and six months ended June 30, 2026, respectively, compared to the same periods of the prior year.
The decrease for the three months ended June 30, 2026, related mostly to the shift in business mix and timing of premiums written compared to the three months ended June 30, 2025. The increase for the six months ended June 30, 2026, is primarily driven by growth in new and existing programs, partially offset by a reduction in participation of an assumed reinsurance transaction and the shift in the business mix.
Net Premiums Written Net premiums written increased $7,935 and $22,379 for the three and six months ended June 30, 2026, respectively, compared to the same periods of the prior year.
The increase is primarily driven by growth in new and existing programs, including certain programs with high retention ratios partially offset by a reduction in the participation rate on an assumed reinsurance program and the shift in the business mix.
Net Premiums Earned Net premiums earned increased $5,546 and $9,869 for the three and six months ended June 30, 2026, respectively, compared to the same periods of the prior year.
The increase is primarily driven by growth in new and existing programs, including certain programs with a high retention ratio partially offset by the shift in the business mix.
Commission Income and Commission Expense Commission income increased $19,406 and $50,813 for the three and six months ended June 30, 2026, respectively, as compared to the same period in the prior year.
The increase was primarily due to strong ID organic growth as well as the acquisition of ArmadaCare in October of 2025. Commission income included profit commissions (based on underwriting performance) of $5,620 and $2,266 for the three months ended June 30, 2026 and 2025, respectively, and $11,808 and $6,957 for the six months ended June 30, 2026 and 2025, respectively.
Commission expense increased $1,105 and $4,745 for the three and six months ended June 30, 2026, respectively, as compared to the same periods of the prior year. The lower commission expense relative to commission income in 2026 relative to 2025 is related primarily to the ArmadaCare acquisition partially offset by a change in gross-to-net reporting for one MGA. ArmadaCare produces a majority of their business internally and has a lower external broker commission model. The majority of Octave Ventures' commission income is reported net of any distribution and commission expenses, due to the nature of its program agreements. The majority of the ID segment's other MGA/Us report their commission income gross of distribution and commission expenses.
Program Fees Program fee revenues were $3,293 and $3,497 for the three months ended June 30, 2026 and 2025, respectively, and $6,937 and $7,149 for the six months ended June 30, 2026 and 2025, respectively. Program fee revenues represent the recognition of ceding commissions in excess of direct acquisition costs received from reinsurers and minimum fees received from MGA/Us until related programs reach certain levels of premium ceded. Program fees are charged as a percentage of premiums ceded to reinsurers as a component of total ceding commissions. Program fees for three and six months ended June 30, 2026 are slightly lower versus the three and six months ended June 30, 2025, due to the shift in net retention levels partially offset by growth in certain programs.
Net Investment Income Net investment income consists of interest income, including the net effect of discount accretion and premium amortization, from fixed maturity securities classified as available-for-sale and net gains (losses) on pooled investment funds that are reported under the equity method. These funds and certain other investments are reported in Other investments on the Consolidated Balance Sheets. For further information about investment funds held, refer to Note 4. Investments of the Notes to Consolidated Financial Statements included this Quarterly Report on Form 10-Q.
Net investment income decreased $732 and $1,192 for the three and six months ended June 30, 2026, respectively, compared to

Octave Specialty Group, Inc.	31	Second Quarter 2026 Form 10-Q

the same periods of the prior year due primarily to lower Corporate short-term investment yields and balances following the acquisition of ArmadaCare and lower average Everspan asset balances.
Servicing and Other Fees Servicing and other fees increased $1,441 and $5,839 for the three and six months ended June 30, 2026, respectively, compared to the same periods of the prior year. Servicing and other fees include revenues earned for providing operational and administrative services to our Lloyd's syndicates, managed by Statera, our Lloyd's Managing Agent; program administration; policy; and set-up and renewal fees.
Other Revenues Other revenues includes (i) net investment gains (losses) on securities sold or called, net of investment impairment charges; (ii) foreign exchange gains (losses) from the ID segment; and (iii) net gains (losses) on derivative contracts including FX forward contracts used to manage currency risk within the ID segment. Other revenues for the three months ended June 30, 2026 and 2025, of $435 and $(2,146), respectively, were driven primarily by foreign exchange gains (losses) on non-functional currency operations of Octave Ventures, net of the offsetting effects of FX forward contracts. Other revenues for the six months ended June 30, 2026 and 2025, of $1,065 and $(3,270), respectively, were driven primarily by foreign exchange gains and (losses) on non-functional currency operations of Octave Ventures, net of the offsetting effects of FX forward contracts.
Losses and Loss Adjustment Expenses (Benefit)
Loss and loss adjustment expenses incurred increased $2,368 and $11,551 for the three and six months ended June 30, 2026, compared to the same periods of the prior year.
The higher loss and loss adjustment expenses for the three months ended June 30, 2026, is primarily due to the growth in our P&C program business. The higher loss and loss adjustment expenses for the six months ended June 30, 2026, is due to the growth in our P&C program business and prior period development primarily related to (i) $2,125 of net losses and $5,787 of LAE (legal expenses) from the first quarter 2026 settlement of a potential litigation matter related to an insurance claim, and (ii) slight reserve strengthening on an excess liability program and claim fees.
General and Administrative Expenses (G&A) The following table provides a summary of G&A expenses for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Compensation	$34,256	$22,782	$71,300	$45,669
Non-compensation	17,159	17,759	33,270	33,402
Total G&A expenses	$51,415	$40,540	$104,570	$79,071
The increase of $11,474 and 25,631 in compensation expenses during the three and six months ended June 30, 2026, respectively, was driven primarily by higher compensation costs due to (i) the acquisition of ArmadaCare and launch of new business, (ii) changes in performance factors and timing of long-
term incentive grants in 2025, (iii) the launch of our Lloyd's managing agency, and (iv) severance and related costs.
The decrease of $600 and $132 in non-compensation G&A expenses for the three and six months ended June 30, 2026, respectively, was driven primarily by lower premium related taxes and prior year costs associated with the sale of AAC, partially offset by the acquisition of ArmadaCare, launch of new business, and higher expenses related to data, AI and related systems.
Intangible Amortization and Depreciation. The increase in intangible amortization and depreciation of $2,523 and $5,561 for the three and six months ended June 30, 2026, respectively, as compared to the same periods of the prior year, was primarily due to the ArmadaCare acquisition.
Interest Expense The decrease in interest expense of $2,796 and $6,160 for the three and six months ended June 30, 2026, respectively, as compared to the same periods of the prior year, was due primarily to a lower loan balance and a reduced interest rate. Prior year interest expense also includes duration fees and extension fees.
Provision (Benefit) for Income Taxes The provision (benefit) for income taxes primarily relates to international operations and was $485 for the three months ended June 30, 2026, compared to $(2,172) for the three months ended June 30, 2025. The provision (benefit) for income taxes was $4 for the six months ended June 30, 2026 compared to $(2,789) for the six months ended June 30, 2025. The tax benefit recognized in the current year includes current tax expense associated with our UK operations, partially offset by the deferred tax benefits related to the recognition of UK deferred tax assets and amortization of finite-lived intangible assets.

Octave Specialty Group, Inc.	32	Second Quarter 2026 Form 10-Q

Results of Operations by Segment

Insurance Distribution
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Premiums placed (1)	$314,367	$249,912	$741,200	$483,098

Revenues:
Commission income (1)	$51,786	$30,322	$119,964	$67,093
Commission expense (1)	10,130	7,403	24,135	17,768
Net commissions	41,656	22,919	95,829	49,325
Servicing and other fees	5,913	4,472	15,275	9,436
Investment income	399	340	707	716
Other revenue	320	(2,093)	998	(3,206)
Expenses:
General and administrative	34,401	20,940	68,105	39,489
EBITDA	13,887	4,698	44,704	16,781
Interest expense	2,774	5,570	4,864	11,024
Depreciation	350	—	645	109
Intangible amortization	11,609	9,301	23,256	18,064
Pretax income (loss)	$(846)	$(10,173)	$15,939	$(12,416)

Octave's stockholders equity (2)	$515,855	$245,240
(1)    Includes $7,700 premiums placed, as well as $2,058 of commission income and $1,622 of commission expense related to intersegment activities for the three and six months ended June 30, 2026. Refer to Note 2. Segment Information for additional information.
(2)    Represents the share of Octave stockholders equity for each subsidiary within the ID segment, including intercompany eliminations.
Octave's ID companies are compensated for their services primarily by commissions paid by insurance carriers for underwriting, structuring and/or administering polices, and in some cases, the managing of claims under an agency agreement. Commission revenues are primarily based on a percentage of the premiums placed. In addition, we are eligible to receive profit sharing contingent commissions based on the underwriting results of certain programs underwritten by our MGA/Us. These profit commissions may fluctuate from period to period resulting in some variability in revenue and earnings.
For the three months ended June 30, 2026, the increase in premiums placed was driven by the acquisition of ArmadaCare and organic growth. The growth in premiums written, as well as the mix of business written, drove an increase in commission income and commission expense of 71% and 37%, respectively. For the six months ended June 30, 2026, commission income and commission expense increased 79% and 36%, respectively, driven by the same factors as those driving the increase for the three months ended June 30, 2026.
Commission income included profit commissions (based on underwriting performance) of $5,620 and $2,266 for the three months ended June 30, 2026 and 2025, respectively, and $11,808 and $6,957 for the six months ended June 30, 2026 and 2025, respectively. Excluding profit commissions, commission expense was approximately 21% and 26% of commission income for the three months ended June 30, 2026 and 2025, respectively, and
22% and 29% for the six months ended June 30, 2026 and 2025, respectively.
The increase in G&A expenses of $13,461 and $28,616 for the three and six months ended June 30, 2026, respectively, was primarily due to the acquisition of ArmadaCare, the launch of new MGAs and the Managing Agency business and organic staff increases.
ID pretax income (loss) for the three months ended June 30, 2026, was $(846) compared to a loss of $(10,173) for the three months ended June 30, 2025. ID pretax income for the six months ended June 30, 2026, was $15,939 compared to a loss of $(12,416) for the six months ended June 30, 2025. The higher pretax income for the three and six months ended June 30, 2026, mostly related to higher net commissions and fees related to the ArmadaCare acquisition and organic growth as well as lower interest expense, offset partially by higher G&A expenses and intangible amortization.
The ID EBITDA increase of $9,189 and $27,923 during the three and six months ended June 30, 2026, respectively, was primarily driven by an increase in commission income due to the Armada acquisition and organic growth.
Our ID businesses may experience seasonal impacts on their revenues and net results. For example, our A&H businesses collectively produce the majority of their business in the first quarter of each year resulting in revenue and earnings concentrations in the first quarter. Similar concentrations of production, revenue and earnings also occurs in the fourth quarter, driven by our non-A&H businesses, but generally to a lesser degree. Seasonal impacts on the ID segment, and therefore Octave's results, may increase or decrease and shift over time depending on the relative growth of certain classes of business, impact of acquisitions, impact of de-novo MGAs and market conditions. In addition, while our ID business has experienced strong organic growth in 2026, it is important to note that nominal and organic growth rates will fluctuate from period to period due to a number of factors related to our specific businesses as well as macro and industry conditions, including but not limited to the timing and size of new program launches, renewals, market pricing cycles, shifts in capacity availability and risk appetite, and changes in insured exposures.. Furthermore, not all of our ID businesses may grow simultaneously. For example, during the second quarter of 2026 while our ID business produced strong nominal and organic growth rates, certain of our MGAs, such as our property focused MGAs, reduced their underwriting activity resulting in lower commission revenues period over period.

Octave Specialty Group, Inc.	33	Second Quarter 2026 Form 10-Q

Specialty Property and Casualty Insurance
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Gross premiums written	$94,702	$96,247	$198,418	$183,162
Net premiums written	23,142	15,207	55,591	33,212
Revenues:
Net premiums earned	$21,749	$16,203	$41,750	$31,881
Program fees	3,293	3,497	6,937	7,149
Investment income	1,298	1,748	2,947	3,590
Other	63	(58)	68	(59)
Total	26,403	21,390	51,702	42,561
Expenses:
Losses and loss adjustment expenses	13,346	10,978	33,025	21,474
Policy acquisition costs (1)	6,482	3,699	12,853	7,540
General and administrative	5,330	6,093	12,862	11,425
Total	25,159	20,770	58,740	40,439
Pretax income (loss)	$1,244	$620	$(7,038)	$2,122
EBITDA	1,244	620	$(7,038)	$2,122

Retention Ratio (2)	24.4%	15.8%	28.0%	18.1%

Loss and LAE Ratio (3)	61.4%	67.8%	79.1%	67.4%
Expense Ratio (4)	39.2%	38.9%	45.0%	37.1%
Combined Ratio (5)	100.6%	106.7%	124.1%	104.5%

Octave's stockholders equity (6)	$133,999	$140,919
(1)Includes $123 of policy acquisition costs related to intersegment activity for the three and six months ended June 30, 2026. Refer to Note 2. Segment Information for additional information.
(2)Retention ratio is defined as net premiums written divided by gross premiums written.
(3)Loss and LAE ratio is defined as losses and loss expenses incurred divided by net premiums earned.
(4)Expense Ratio is defined as acquisition costs and general and administrative expenses, reduced by program fees divided by net premiums earned.
(5)Combined ratio is defined as Loss and LAE ratio plus Expense Ratio.
(6)Represents Octave stockholders equity in the Specialty Property and Casualty Insurance segment, including intercompany eliminations.
The Specialty Property and Casualty Insurance segment has grown significantly since underwriting its first program in May 2021. Twenty-seven programs were authorized to issue policies as of June 30, 2026, including Everspan participating in certain programs as a reinsurer. Everspan continued to build its production levels in 2026 with growth in new and existing programs. Additionally, Everspan's business mix shifted resulting lower loss ratios and a higher net retention ratio. This growth and business mix shift has resulted in an increase in net premiums written, net premiums earned, losses and loss expenses incurred, policy acquisition costs in the three and six months ended June 30, 2026, compared to the same periods of the prior year. Gross premiums decreased in the three months ended June 30, 2026 and increased in the six months ended June 30, 2026. The decrease in the three months ended June 30, 2026, is primarily due to the timing differences related to premium production for one significant program and a reduction in participation percentage of an assumed reinsurance program whereas the increase in the six months ended June 30, 2026 is due to growth in new and existing programs. Although losses and loss expenses have increased, the shift in Everspan's net business mix has led to an improved loss ratio on active programs.
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
The change in the Loss and LAE ratio during the three months ended June 30, 2026, was driven by a shift in business mix. The change in the Loss and LAE ratio during the six months ended June 30, 2026, was driven by $2,125 of net losses and $5,787 of LAE (legal expenses) from the settlement of a potential litigation matter related to an insurance claim, partially offset by a shift in business mix. The six months ended June 30, 2026, contained prior years loss strengthening equating to 21.7% of which 19.0% relates this settlement. The remaining amount primarily relates to an excess liability claim and ULAE. The three and six months ended June 30, 2025, contained minimal prior years loss strengthening equating to 1.0% and 1.0%, respectively, driven primarily by excess liability loss experience.
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
For the three and six months ended June 30, 2026, compared to the same prior year periods, acquisition costs were affected by sliding scale commission arrangements with program partners. Sliding scale commissions increased the Specialty Property and Casualty Insurance segment's expense ratio by 1.0% and 1.2% during the three and six months ended June 30, 2026, respectively. During the three and six months ended June 30, 2025, there was a benefit from sliding scale commission

Octave Specialty Group, Inc.	34	Second Quarter 2026 Form 10-Q

arrangements with program partners resulting in a decrease to acquisition costs that reduced the expense ratio by 2.6% and 1.3%, respectively. Certain Everspan programs were structured to include sliding scale commission arrangements within a loss ratio range. These sliding scale arrangements help mitigate losses, protect underwriting results and limit earnings volatility.
The decrease in G&A expenses of $763 for the three months ended June 30, 2026 was primarily due to a decrease in premium taxes. The increase of $1,437 for the six months ended June 30, 2026 was primarily due to severance and related costs; partially offset by a premium tax true-up in the prior year.
Corporate

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Investment income	$180	521	578	1,118
Other	52	5	(1)	(5)
Total	232	526	577	1,113
Expenses:
Depreciation expense	305	440	577	745
General and administrative	11,684	13,509	23,603	28,157
Total	11,988	13,949	24,180	28,901
Pretax income (loss)	$(11,756)	(13,423)	(23,603)	(27,788)
Corporate consists of our holding company and shared services operations ("Corporate"). Corporate provides financial, legal, technological and human resources to Octave's two segments and is responsible for the function of OSG as a publicly-traded company.
Corporate revenues totaled $232 and $526 for the three months ended June 30, 2026 and 2025, respectively, and $577 and $1,113 for the six months ended June 30, 2026 and 2025, respectively. Corporate revenue is mostly generated from investment of OSG's liquid resources and investment results from its previously made strategic investments, including certain minority investments in MGA/Us and an insurtech fund. The decline in revenue for both periods is primarily due to lower average invested assets as a result of the use of funds for the acquisition of ArmadaCare and share repurchases in the fourth quarter of 2025, as well as lower yields on short-term invested assets in 2026.
The decrease in G&A expenses of $1,825 for the three months ended June 30, 2026, and $4,554 for the six months ended June 30, 2026, were mainly due to cost reduction initiatives, including lower premise expenses following our NY corporate office re-location and reduced acquisition-related costs.
LIQUIDITY AND CAPITAL RESOURCES
Holding Company Liquidity
OSG is organized as a legal entity separate and distinct from its operating subsidiaries. OSG's liquidity is dependent on its portfolio of cash and short-term investments totaling $26,439 as of June 30, 2026; investment income; distributions, tax and expense-sharing payments from its operating subsidiaries; asset sales; and third-party capital (e.g. credit facilities).

	June 30, 2026	December 31, 2025
Cash and short-term investments	$26,439	$49,471
Other investments (1)	21,642	25,124
Other net (liabilities) assets	166	1,889
Total	$48,247	$76,484
(1)Includes minority investments in insurance services businesses of $17,517 and $17,517 at June 30, 2026 and December 31, 2025, respectively.
The decrease in OSG's stand-alone net assets, excluding its equity investments in subsidiaries and other non-current assets, during the first six months of 2026 was driven primarily by net cash outflows from operating expenses and the acquisition of a portion of the outstanding equity warrant as a result of the holder's conversion of those warrants at their Black-Scholes value, partially offset by distributions received from its Insurance Distribution subsidiaries.
Everspan's ability to make dividend payments will depend on its future profitability relative to its capital needs to support its growth. Everspan did not pay dividends to OSG in 2025 and is not expected to pay dividends in 2026. However, Everspan makes tax payments to OSG in accordance with a Tax Sharing Agreement.
The operating entities comprising the Insurance Distribution segment do not have any regulatory restrictions on their ability to make distributions. Our Insurance Distribution segment subsidiaries pay dividends either monthly, quarterly or annually, depending on the timing of their cash flows (which can be impacted by seasonality), working capital requirements, and any other cash flow commitments.
OSG's principal uses of liquidity are: (i) the payment of G&A expenses, including costs to explore opportunities to grow and diversify Octave, (ii) making capital investments to acquire, grow and/or capitalize new and/or existing businesses, including through the acquisition of noncontrolling interests as a result of the exercise of outstanding puts and/or calls, (iii) capital contributions to subsidiaries for debt service requirements, (iv) making investments in technology and other operational infrastructure to improve the operational effectiveness and efficiency of our business and to support growth, and (v) share repurchases and warrant conversions. Funding puts, calls and other capital commitments require payments from OSG, the magnitude of which will ultimately depend on the performance of the underlying businesses, whether or not the puts or calls are exercised, FX rates and other considerations, including whether OSG opts to settle a portion of the put/call exercises or warrant conversions in its own common shares or cash. During the six months ended June 30, 2026, OSG paid $43,869 (including stamp duty) to acquire noncontrolling interests primarily as a result of the exercise of puts on Octave Ventures shares. OSG funded these purchases with a combination of cash and incremental Octave Partners debt (refer to Note 9. Debt for details regarding the increase to the Credit Facility). OSG is seeking to fund future NCI puts and calls using internal funding, including potential asset sales, but may also seek additional debt or other funding sources. OSG may satisfy certain put/call obligations using common equity for up to 35% of the amount of the exercise value. The need for additional capital to fund future NCI puts and

Octave Specialty Group, Inc.	35	Second Quarter 2026 Form 10-Q

calls will depend on a number of considerations, including distribution levels from subsidiaries, the potential for additional acquisitions, operating expenses, other capital investment demands, stock repurchases and warrant conversions. The value of the noncontrolling interests puts and calls at the time of exercise will also have an impact on our need for additional funding. OSG may also provide short-term financial support, primarily in the form of loans, to its operating subsidiaries to support their operating requirements.
In connection with and pursuant to the Purchase Agreement related to the sale of Ambac Assurance Corporation, OSG issued to the Buyer a warrant exercisable for 5,092,707 shares of common stock, par value $0.01, of OSG. The warrant has an exercise price per share of $18.50 and expires March 29, 2032. Under the terms of the Letter Agreement dated July 3, 2025, between the parties to the Purchase Agreement, the Buyer may convert the warrant at a value equal to its Black-Scholes value, over specified time periods, with the conversion value delivered in shares of OSG common stock or cash at OSG's election. On May 6, 2026, the Buyer converted one-third of the warrant or 1,697,569 warrant shares in exchange for a cash payment of $4,855. Following the conversion, the warrant is exercisable for 3,395,138 shares of OSG common stock. Subsequent to September 30, 2026, an additional third of the original warrant may be converted in any three-month period. OSG estimates the Black-Scholes value of the warrants at $3.02 per warrant share as of mid-July 2026.
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
Insurance Distribution
The liquidity requirements of our ID subsidiaries are met primarily by funds generated from commission (both base and profit commissions) and fees. Base commissions and fees are generally received monthly, whereas profit commissions, received only if the business underwritten is profitable above certain levels, are generally received annually, Cash provided from these sources is used primarily for commissions paid to sub-producers, operating expenses, capital expenditures and distributions to OSG and other members.
Cash Held at Banks
Octave maintains cash and investment accounts, including premium trust accounts, at depository institutions in amounts in excess of the limits insured by the FDIC and in countries other than the U.S. Octave's cash balances held at banks were $79,096 as of June 30, 2026, including cash of Octave's insurance distribution subsidiaries held in regional banks of $20,608 as of June 30, 2026.
Consolidated Cash Flow Statement Discussion
The following table summarizes the net cash flows for continuing operations for the periods presented.

Six Months Ended June 30,	2026	2025
Cash provided by (used in):
Operating activities	$(20,310)	$(10,463)
Investing activities	48,015	18,030
Financing activities	(16,396)	(9,747)
Foreign exchange impact on cash and cash equivalents	(653)	475
Net cash flow	$10,656	$(1,705)
Operating Activities for Continuing Operations
Operating cash flows for the six months ended June 30, 2026, were adversely impacted from Everspan's settlement of a potential litigation matter related to an insurance claim, the timing of Everspan loss and reinsurance payments, G&A expenses paid and interest on long-term debt, partially offset by cash collections from both the specialty P&C and insurance distribution businesses. Operating cash flows for the six months ended June 30, 2025, were adversely impacted by G&A expenses paid and interest on short-term borrowing, an increase in reinsurance recoverable, partially offset by cash collections from both the specialty P&C and insurance distribution businesses.
Future operating cash flows will primarily be impacted by net commission revenues, net premium collections, investment income and operating expenses, net claim and loss expense payments and debt interest payments.
Investing Activities for Continuing Operations
Investing activities for the six months ended June 30, 2026 and 2025, were primarily driven by changes in short-term investments, partially offset by net purchases of bonds.

Octave Specialty Group, Inc.	36	Second Quarter 2026 Form 10-Q

Financing Activities for Continuing Operations
Financing activities for the six months ended June 30, 2026, primarily included acquisitions of noncontrolling interests and the settlement of warrants in cash, partially offset by proceeds from the issuance of long-term debt. See Note 1. Background and Business Description - Warrant Conversion and Redeemable Noncontrolling Interest and Note 9. Debt of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information. Financing activities for the six months ended June 30, 2025, included purchases of common stock of $3,301 and acquisitions of noncontrolling interests.
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
BALANCE SHEET
Total assets increased by $57,540 from December 31, 2025, to $2,280,857 at June 30, 2026, primarily due to an increase in reinsurance recoverables resulting from growth in the specialty P&C business, together with an increase in commissions receivable and contract assets from the insurance distribution business, partially offset by a decrease in total investments.
Total liabilities increased by $128,332 from December 31, 2025, to $1,265,483 as of June 30, 2026, primarily due to an increase in loss and loss adjustment expense reserves and ceded premiums payable from the specialty P&C businesses, additional term loan borrowing to acquire noncontrolling interests from the exercise of puts, and an increase in commissions payable and fiduciary liabilities at the insurance distribution business.
Redeemable noncontrolling interest decreased by $55,452 from December 31, 2025, to $197,529 as of June 30, 2026, primarily due to the acquisition of shares by Octave, reclassification of shares to nonredeemable upon expiration of put options, and the impact of currency translation.
As of June 30, 2026, total stockholders’ equity was $698,753, compared with total stockholders’ equity of $715,790 at December 31, 2025. The decrease was primarily the result of the net loss attributable to common stockholders for the six months ended June 30, 2026, of $21,280, partially offset with an increase in additional paid-in capital resulting from the acquisition of noncontrolling interests from the exercise of puts.
Assets:
Investment Portfolio
Octave's investment portfolio is managed under established guidelines designed to meet the investment objectives of the Everspan Group and OSG. The ID businesses investments are limited to cash sweep products, treasuries, certificates of deposit and money market funds. Refer to "Description of the Business – Investments and Investment Policy" located in Part I. Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, for a further description of Octave's investment policies and applicable regulations.
The following table summarizes the composition of Octave's investment portfolio, at carrying value at June 30, 2026 and December 31, 2025:

	June 30, 2026				December 31, 2025
	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consolidated	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consolidated
Fixed maturity securities	$133,990	$—	$151	$134,141	$122,142	$—	$153	$122,295
Short-term	19,061	37,341	26,111	82,513	71,286	35,812	39,344	146,442
Other investments	3,524		21,491	25,015	—	—	24,971	24,971
Total investments	$156,575	$37,341	$47,753	$241,669	$193,428	$35,812	$64,468	$293,708
Octave invests in various asset classes in its fixed maturity securities portfolio. Refer to Note 4. Investments of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information about the composition of fixed maturity securities and other investments by asset class.
Premium Receivables
Octave's premium receivables increased to $94,635 at June 30, 2026, from $75,085 at December 31, 2025. The increase is primarily due to growth in the Specialty P&C Insurance segment, including receivables related to the programs where Everspan participates as a reinsurer.
Commission and Fees Receivable
Octave's commission and fee receivables increased to $100,537 at June 30, 2026, from $86,549 at December 31, 2025. The increase is primarily due to growth in the ID segment.
Reinsurance Recoverable on Paid and Unpaid Losses
Octave has reinsurance in place pursuant to surplus share treaties and facultative agreements. As of June 30, 2026 and December 31, 2025, reinsurance recoverable on paid and unpaid losses were

Octave Specialty Group, Inc.	37	Second Quarter 2026 Form 10-Q

$495,653 and $436,092, respectively, increasing primarily due to growth in the Specialty P&C Insurance Segment. To minimize its exposure to losses from reinsurers, Octave (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties under certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised in the event of rating agency downgrades of a reinsurer (among other events and circumstances). Those reinsurance counterparties that do not currently post collateral are well capitalized, highly rated, authorized capacity providers. Octave benefited from letters of credit and collateral amounting to approximately $82,174 from its reinsurers at June 30, 2026.  Additionally, while legacy liabilities from Specialty P&C acquisitions were fully ceded to certain reinsurers, Everspan also benefits from an unlimited, uncapped indemnity from the respective sellers to mitigate any residual risk to these reinsurers.
Intangible Assets, net of Accumulated Depreciation
At June 30, 2026, intangible assets primarily include (i) intangible assets established as part of acquisitions in the ID business of $436,235 and (ii) indefinite-lived intangible assets in the Specialty P&C business as part of its acquisitions of $11,213.
As of June 30, 2026 and December 31, 2025, intangible assets were $447,448 and $474,998, respectively. The decrease is driven by amortization of $23,256 and foreign exchange rates (depreciation of the British pound).
Goodwill
As of June 30, 2026 and December 31, 2025, goodwill totaled $534,304 and $540,345 respectively. The decrease is primarily driven by foreign exchange rates (depreciation of the British pound). All of the goodwill was assigned to the ID segment.
Liabilities:
Loss and Loss Adjustment Expense Reserves
Loss and loss adjustment expense reserves are estimates of the ultimate liability for unpaid losses and loss expenses for claims that have been reported and incurred, but not yet reported as of the balance sheet date.
Loss and loss adjustment expense reserves by line of business were as follows as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
Line	Gross	Net	Gross	Net
Commercial auto	$139,879	$19,029	$159,194	$23,062
Excess liability	148,594	21,721	116,610	16,897
General liability	65,246	13,724	63,596	12,572
Workers compensation	20,500	20,500	17,798	17,798
Non-standard personal auto	2,275	2,086	3,826	3,635
Professional liability	52,184	3,620	40,846	2,851
Multi-peril / business owners (BOP)	17,898	3,912	6,185	1,519
Surety	12,985	1,796	12,233	94
Unallocated loss adjustment expense reserves	16,165	4,971	14,869	5,551
Other (1)	23,317	225	24,833	289
Loss and Loss Expense Reserves	$499,043	$91,584	$459,990	$84,268
(1)Includes $21,229 and $0 loss and loss expense reserves on a gross and net of reinsurance basis, respectively, at June 30, 2026, and $23,530 and $0 loss and loss expense reserves on a gross and net of reinsurance basis, respectively, at December 31, 2025, related to legacy liabilities obtained from the acquisitions of Providence Washington Insurance Company, Greenwood Insurance Company and Consolidated Specialty Insurance Company. All legacy liabilities remain obligations of affiliates of the sellers through reinsurance.
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
Debt
Octave's debt increased to $155,459 at June 30, 2026, from $117,558 at December 31, 2025. In connection with the acquisition of ArmadaCare on October 31, 2025, Octave Partners LLC and certain of its subsidiaries (including ArmadaCare) entered into the 2025 Credit Facility to pay part of the purchase price for ArmadaCare. On April 1, 2026, the Company entered into the First Amendment to the 2025 Credit Facility, with proceeds from additional borrowing of $40,000 used to help fund the acquisition of redeemable NCI. Refer to Note 9. Debt of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information.
Commission Payable
Commission payables are commissions due to sub-producers for placing insurance contracts on behalf of the MGAs and amounts due to UK Syndicates that provide advanced commissions to fund short term liquidity needs for MGAs. Commission payable at June 30, 2026 and December 31, 2025, was $128,231 and $115,555, respectively. The increase is primarily due to growth in the business and higher advance commissions due to Syndicates.
Redeemable Noncontrolling Interest
The decrease to redeemable NCI during the six months ended June 30, 2026, related primarily to the exercise of put options whereby Octave Ventures' minority shareholders sold approximately 10% the equity interest in Octave Ventures to Octave. Additionally, redeemable NCI decreased due to other acquisitions of redeemable NCI shares by Octave, the impact of foreign currency translation, distributions, and reclassification of certain interests to nonredeemable due to the expiration of related put options; partially offset by the allocation of financial results to the minority interests and reclassification of certain minority interests from nonredeemable to redeemable as Octave entered into put options that are embedded in the underlying equity instruments.

Octave Specialty Group, Inc.	38	Second Quarter 2026 Form 10-Q

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
Everspan Indemnity Insurance Company
Everspan Indemnity Insurance Company’s (EIIC) statutory policyholder surplus was $114,110 at June 30, 2026, as compared to $128,031 at December 31, 2025. The decrease in surplus was driven by a net loss at Everspan Indemnity Insurance Company, including its subsidiaries, of $13,576 during the six months ended June 30, 2026. The net loss was driven by loss and loss expenses incurred and an increase in commission costs. The increase in commission costs was a function of growth and the underwriting of programs with broad sliding scale commission structures. On a US Statutory basis, commission costs are expensed immediately whereas for US GAAP, such costs are deferred and recognized over the life of the respective policies. Each of Everspan's insurance carriers are a direct or indirect wholly-owned subsidiary of EIIC and therefore are included in EIIC's statutory policyholder surplus.
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

Octave Specialty Group, Inc.	39	Second Quarter 2026 Form 10-Q

	Three Months Ended June 30, 2026					Three Months Ended June 30, 2025
	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Eliminations	Total	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Eliminations	Total
Net income (loss) (Continuing Operations)	$1,119	$(1,325)	$(11,637)	$(313)	$(12,156)	$428	$(7,992)	$(13,240)	$—	$(20,802)
Adjustments:
Add: Interest expense	—	2,774	—	—	2,774	—	5,570	—	—	5,570
Add: Income tax expense (benefit)	125	479	(119)	—	485	192	(2,181)	(183)	—	(2,172)
Add: Depreciation expense	—	350	305	—	655	—	—	440	—	440
Add: Intangible amortization expense	—	11,609	—	—	11,609	—	9,301	—	—	9,301
EBITDA	1,244	13,887	(11,451)	(313)	3,367	620	4,698	(12,983)	—	(7,663)
Add: Impact of noncontrolling interests	—	(5,217)	—	113	(5,104)	—	(2,185)	—	—	(2,185)
EBITDA attributable to shareholders	1,244	8,670	(11,451)	(200)	(1,737)	620	2,513	(12,983)	—	(9,848)
Net income margin	4.2%	(2.3)%	NM	NM	(14.6)%	2.0%	(24.2)%	NM	NM	(37.9)%
Net income margin to shareholders	4.2%	(6.4)%	NM	NM	(17.4)%	2.0%	(23.4)%	NM	NM	(37.4)%
EBITDA margin	4.7%	23.8%	NM	NM	4.1%	2.9%	14.2%	NM	NM	(13.9)%
EBITDA margin to shareholders	4.7%	14.8%	NM	NM	(2.1)%	2.9%	7.6%	NM	NM	(17.9)%
Add: Acquisition and integration-related expenses	—	451	688	—	1,139	—	375	399	—	774
Add: Equity-based compensation expense	372	991	2,650	—	4,013	61	67	1,895	—	2,023
Add: Severance and restructuring expense	141	—	449	—	590	—	31	2,918	—	2,949
Add: Other non-operating (income) losses	—	—	—	—	—	—	(591)	—	—	(591)
Adjusted EBITDA	$1,757	$15,329	$(7,664)	$(313)	$9,109	$681	$4,580	$(7,771)	$—	$(2,508)
Impact of noncontrolling interest	—	(5,537)	—	113	(5,424)	—	(2,061)	—	—	(2,061)
Adjusted EBITDA to shareholders	$1,757	$9,792	$(7,664)	$(200)	$3,685	$681	$2,519	$(7,771)	$—	$(4,569)
Adjusted EBITDA to shareholders per diluted share	$0.04	$0.22	$(0.17)	$—	$0.08	$0.01	$0.05	$(0.16)	$—	$(0.09)
Adjusted EBITDA margin	6.7%	26.2%	NM	NM	11.0%	3.2%	13.9%	NM	NM	(4.6)%
Adjusted EBITDA margin to shareholders	6.7%	16.8%	NM	NM	4.4%	3.2%	7.6%	NM	NM	(8.3)%

Octave Specialty Group, Inc.	40	Second Quarter 2026 Form 10-Q

	Six Months Ended June 30, 2026					Six Months Ended June 30, 2025
	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Eliminations	Total	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Eliminations	Total
Net income (loss) (Continuing Operations)	$(6,571)	$15,828	$(23,963)	$(313)	$(15,019)	$1,852	$(9,735)	$(27,410)	$—	$(35,292)
Adjustments:
Add: Interest expense	—	4,864	—	—	4,864	—	11,024	—	—	11,024
Add: Income tax expense (benefit)	(467)	111	360	—	4	270	(2,681)	(378)	—	(2,789)
Add: Depreciation expense	—	645	577	—	1,222	—	109	744	—	853
Add: Intangible amortization expense	—	23,256	—	—	23,256	—	18,064	—	—	18,064
EBITDA	(7,038)	44,704	(23,026)	(313)	14,327	2,122	16,781	(27,044)	—	(8,140)
Add: Impact of noncontrolling interests	—	(12,567)	—	113	(12,454)	—	(7,205)	—		(7,205)
EBITDA attributable to shareholders	(7,038)	32,137	(23,026)	(200)	1,873	2,122	9,576	(27,044)	—	(15,345)
Net income margin	(12.7)%	11.6%	NM	NM	(8.0)%	4.4%	(13.1)%	NM	NM	(30.0)%
Net income margin to shareholders	(12.7)%	6.9%	NM	NM	(11.4)%	4.4%	(15.0)%	NM	NM	(31.2)%
EBITDA margin	(13.6)%	32.6%	NM	NM	7.7%	5.0%	22.7%	NM	NM	(6.9)%
EBITDA margin to shareholders	(13.6)%	23.5%	NM	NM	1.0%	5.0%	12.9%	NM	NM	(13.0)%
Add: Acquisition and integration-related expenses	—	1,855	1,752	—	3,607	—	375	1,081	—	1,456
Add: Equity-based compensation expense	1,069	1,765	5,771	—	8,605	147	67	3,469	—	3,683
Add: Severance and restructuring expense	1,432	—	868	—	2,300	—	60	4,737	—	4,797
Add: Other non-operating (income) losses	7,912	—	82	—	7,994	—	(591)	—	—	(591)
Adjusted EBITDA	$3,375	$48,324	$(14,553)	$(313)	$36,833	$2,270	$16,692	$(17,759)	$—	$1,205
Impact of noncontrolling interest	—	(13,192)	—	113	(13,079)	—	(7,081)	—	—	(7,081)
Adjusted EBITDA to shareholders	$3,375	$35,132	$(14,553)	$(200)	$23,754	$2,270	$9,611	$(17,759)	$—	$(5,876)
Adjusted EBITDA to shareholders per diluted share	$0.07	$0.77	$(0.32)	$—	$0.52	$0.04	$0.20	$(0.37)	$—	$(0.12)
Adjusted EBITDA margin	6.5%	35.3%	NM	NM	19.7%	5.3%	22.5%	NM	NM	1.0%
Adjusted EBITDA margin to shareholders	6.5%	25.7%	NM	NM	12.7%	5.3%	13.0%	NM	NM	(5.0)%

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
Organic Revenue Growth Rate to Total revenue growth rate, the most directly comparable GAAP measure, for each of the periods indicated is as follows (in percentages):

Three Months Ended June 30,	2026	2025	% Growth
Total Insurance Distribution revenue & growth percentage (1)	$58,418	$33,041	76.8%
Less: Acquired revenues	(7,289)	—
Less: Profit commission and contingent commission income	(5,620)	(2,266)
Less: Other conforming adjustments	—	(2,074)
Less: impact of F.X. rates	(445)	2,564
Total Organic Revenue & Growth Percentage	$45,064	$31,265	44.1%

Octave Specialty Group, Inc.	41	Second Quarter 2026 Form 10-Q

Six months ended June 30,	2026	2025	% Growth
Total Insurance Distribution revenue & growth percentage (1)	$136,944	$74,039	85.0%
Less: Acquired revenues	(28,410)	—
Less: Profit commission and contingent commission income	(11,808)	(6,957)
Less: Other conforming adjustments	—	(4,307)
Less: impact of F.X. rates	(1,722)	3,710
Total Organic Revenue & Growth Percentage	$95,004	$66,485	42.9%

(1)Total Insurance Distribution revenue includes investment income.
Adjusted Net Income and Adjusted Net Income Margin — We define Adjusted Net Income as net income (loss) from continuing operations attributable to shareholders adjusted for amortization of intangible assets, change in fair value of contingent consideration and certain items of income and expense, including share-based compensation expense, acquisition and integration- related expenses, severance and non-recurring income and loss items that, in the opinion of management, significantly affect the period-over-period assessment of operating results, and the related tax effect of those adjustments. Per share amounts exclude any impact of revaluing non-controlling interests as otherwise reported under GAAP earnings per share. We believe that Adjusted Net Income is an appropriate measure of operating performance because it eliminates the impact of income and expenses that may obfuscate business performance.

	Three Months Ended June 30,
	2026					2025
	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Eliminations	Total	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Eliminations	Total
Net income (loss) (Continuing Operations)	$1,119	$(1,325)	$(11,637)	$(313)	$(12,156)	$428	$(7,992)	$(13,240)	$—	$(20,802)
Adjustments:
Add: Acquisition and integration-related expenses	—	451	688	—	1,139	—	375	399	—	774
Add: Intangible amortization expense	—	11,609	—	—	11,609	—	9,301	—	—	9,301
Add: Equity-based compensation expense	372	991	2,650	—	4,013	61	67	1,895	—	2,023
Add: Severance and restructuring expense	141	—	449	—	590	—	31	2,918	—	2,949
Add: Other non-operating (income) losses	—	—	—	—	—	—	(591)	—	—	(591)
Adjusted net income (loss) before tax adjustments and NCI	1,632	11,726	(7,850)	(313)	5,195	489	1,191	(8,028)	—	(6,348)
Income tax effects	(1,132)	(2,307)	1,132	—	(2,307)	(15)	(1,892)	15	—	(1,892)
Adjusted net income (loss) before NCI	500	9,419	(6,718)	(313)	2,888	474	(701)	(8,013)	—	(8,240)
Net (income) loss attributable to NCI	—	(4,814)	—	113	(4,701)	—	(2,312)	—	—	(2,312)
Adjusted net income (loss) to shareholders	500	4,605	(6,718)	(200)	(1,813)	474	(3,013)	(8,013)	—	(10,552)
Net income (loss) margin	4.2%	(2.3)%	NM	NM	(14.6)%	2.0%	(24.2)%	NM	NM	(37.9)%
Adjusted Net income (loss) attributable to stockholders margin	1.9%	7.9%	NM	NM	(2.2)%	2.2%	(9.1)%	NM	NM	(19.2)%

Octave Specialty Group, Inc.	42	Second Quarter 2026 Form 10-Q

	Six Months Ended June 30,
	2026					2025
	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Eliminations	Total	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Eliminations	Total
Net income (loss) (Continuing Operations)	$(6,571)	$15,828	$(23,963)	$(313)	$(15,019)	$1,852	$(9,735)	$(27,410)	$—	$(35,292)
Adjustments:
Add: Acquisition and integration-related expenses	—	1,855	1,752	—	3,607	—	375	1,081	—	1,456
Add: Intangible amortization expense	—	23,256	—	—	23,256	—	18,064	—	—	18,064
Add: Equity-based compensation expense	1,069	1,765	5,771	—	8,605	147	67	3,469	—	3,683
Add: Severance and restructuring expense	1,432	—	868	—	2,300	—	60	4,737	—	4,797
Add: Other non-operating (income) losses	7,912	—	82	—	7,994	—	(591)	—	—	(591)
Adjusted net income (loss) before tax adjustments and NCI	3,842	42,704	(15,490)	(313)	30,743	2,000	8,240	(18,123)	—	(7,883)
Income tax effects	(2,187)	(4,536)	2,187	—	(4,536)	(15)	(1,892)	15	—	(1,892)
Adjusted net income (loss) before NCI	1,655	38,168	(13,303)	(313)	26,207	1,985	6,348	(18,108)	—	(9,775)
Net (income) loss attributable to noncontrolling interest	—	(11,518)	—	113	(11,405)	—	(6,812)	—	—	(6,812)
Adjusted net income (loss) attributable to shareholders	$1,655	$26,650	$(13,303)	$(200)	$14,802	$1,985	$(464)	$(18,108)	$—	$(16,587)
Net income (loss) margin	(12.7)%	11.6%	NM	NM	(8.0)%	4.4%	(13.1)%	NM	NM	(30.0)%
Adjusted Net income (loss) attributable to stockholders margin	3.2%	19.5%	NM	NM	7.9%	4.7%	(0.6)%	NM	NM	(14.1)%

Item 3.    Quantitative and Qualitative Disclosure About Market Risk
As of June 30, 2026, there are no material changes in the market risks that the Company is exposed to compared to December 31, 2025.
Item 4.     Controls and Procedures
In connection with the preparation of this second quarter Form 10-Q, an evaluation was carried out by Octave's management, with the participation of Octave's Chief Executive Officer and Chief Financial Officer, of the effectiveness of Octave's disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on their evaluation, Octave's Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, Octave's disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting during the six three months of 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Octave Specialty Group, Inc.	43	Second Quarter 2026 Form 10-Q

employees. Shares withheld to cover the employee's portion of withholding taxes and are included in shares purchased.
The following table includes information about the Company's purchases of its common shares during the second quarter of 2026.

	Apr-2026	May-2026	Jun-2026	Second Quarter 2026
Total Shares Purchased	—	2,350	—	2,350
Average Price Paid Per Share	$—	$4.38	$—	$4.38
Total Number of Shares Purchased as Part of Publicly Announced Plan	—	—	—	—
Maximum Dollar Value That may Yet be Purchased Under the Plan				$8,449
The following table shows open market shares repurchased by year under Octave's November 12, 2024 share repurchase program.

($ in thousands, except per share)	Year Ended December 31,		YTD 2026
	2024	2025
Shares repurchased	937,141	3,434,745	0
Total cost	$11,678	$29,942	$—
Average purchase price per share	$12.48	$8.72	$—
Unused authorization amount			$8,449
Item 3.    Defaults Upon Senior Securities — No matters require disclosure.
Item 5.    Other Information — In the last fiscal quarter, none of our directors or executive officers adopted, terminated, or modified any Rule 10b5-1 trading arrangement, or any non-Rule 10b5-1 trading arrangement.
No other matters require disclosure.
Item 6.    Exhibits

Exhibit Number	Description
Other exhibits, filed or furnished, as indicated:
3.1	Amended and Restated Certificate of Incorporation of Ambac Financial Group, Inc., filed with the Secretary of the State of Delaware on June 7, 2024.
3.2	Certificate of Amendment of Certificate of Incorporation of Octave Specialty Group, Inc. filed with the Secretary of the State of Delaware on November 10, 2025.
31.1+	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.
31.2+	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.
32.1++	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags or embedded within the Inline XBRL document

+ Filed herewith. ++ Furnished herewith.

Octave Specialty Group, Inc.	44	Second Quarter 2026 Form 10-Q

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCTAVE SPECIALTY GROUP, INC.

Dated:	August 6, 2026	By:	/s/ DAVID TRICK
		Name:	David Trick
		Title:	Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

Octave Specialty Group, Inc.	45	Second Quarter 2026 Form 10-Q