Form 10-Q
period 2026-09-30
OCTAVE SPECIALTY GROUP INC
filed 2026-11-09
CIK 874501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2026

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
As of November 5, 2026, 45,061,214 shares of common stock, par value $0.01 per share, of the Registrant were outstanding.

OCTAVE SPECIALTY GROUP, INC. AND SUBSIDIARIES

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995					1

Item Number		Page	Item Number		Page
PART I. FINANCIAL INFORMATION			PART I (CONTINUED)
1	Unaudited Consolidated Financial Statements of Octave Specialty Group, Inc. and Subsidiaries			U.S. Insurance Statutory Basis Financial Results	41
	Consolidated Balance Sheets (Unaudited)	2		Non-GAAP Financial Measures	42
	Consolidated Statements of Income (Loss) (Unaudited)	3	3	Quantitative and Qualitative Disclosures About Market Risk	46
	Consolidated Statements of Comprehensive Income (Loss) (Unaudited)	4	4	Controls and Procedures	46
	Consolidated Statements of Stockholders' Equity (Unaudited)	5
	Consolidated Statements of Cash Flows (Unaudited)	7	PART II. OTHER INFORMATION
	Notes to Unaudited Consolidated Financial Statements	8	1	Legal Proceedings	46
2	Management's Discussion and Analysis of Financial Condition and Results of Operations	30	1A	Risk Factors	46
	Overview	31	2	Unregistered Sales of Equity Securities and Use of Proceeds	46
	Critical Accounting Policies and Estimates	32	3	Defaults Upon Senior Securities	47
	Results of Operations	32	5	Other Information	47
	Liquidity and Capital Resources	37	6	Exhibits	47
	Balance Sheet	39	SIGNATURES		48
	Accounting Standards	41

Octave Specialty Group, Inc.	i	Third Quarter 2026 Form 10-Q

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

Octave Specialty Group, Inc.	1	Third Quarter 2026 Form 10-Q

PART I.    FINANCIAL INFORMATION
Item 1.     Unaudited Financial Statements of Octave Specialty Group, Inc. and Subsidiaries
OCTAVE SPECIALTY GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	December 31,
(Dollars in thousands, except share data) (September 30, 2026 (Unaudited))	2026	2025
Assets:
Investments:
Fixed maturity securities - available-for-sale, at fair value (amortized cost of $139,182 and $123,414)	$132,134	$122,295
Short-term investments, at fair value (amortized cost of $93,408 and $146,434)	93,408	146,442
Other investments (includes $7,913 and $7,454 at fair value)	24,531	24,971
Total investments (net of allowance for credit losses of $0 and $0)	250,073	293,708
Cash and cash equivalents (including $47,344 and $40,754 of restricted cash)	79,148	68,440
Premium receivables (net of allowance for credit losses of $500 and $500)	92,036	75,085
Commission and fees receivable	94,613	86,549
Reinsurance recoverable on paid and unpaid losses (net of allowance for credit losses of $100 and $100)	533,679	436,092
Deferred ceded premium	154,911	146,365
Policy acquisition costs	13,578	9,732
Intangible assets, less accumulated amortization	435,835	474,998
Goodwill	534,165	540,345
Other assets (net of allowance for credit losses of $350 and $350)	113,467	92,003
Total assets	$2,301,505	$2,223,317
Liabilities and Stockholders’ Equity:
Liabilities:
Unearned premiums	$209,382	$187,178
Loss and loss adjustment expense reserves	523,587	459,990
Ceded premiums payable	100,177	80,561
Deferred program fees and reinsurance commissions	7,024	6,978
Commissions payable	127,052	115,555
Deferred taxes	56,097	65,217
Long-term debt	154,767	117,558
Accrued interest payable	30	1,343
Other liabilities	124,564	102,771
Total liabilities	1,302,680	1,137,151
Commitments and contingencies (See Note 14)
Redeemable noncontrolling interest	194,516	252,981
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 20,000,000 shares authorized; issued and outstanding shares—none	—	—
Common stock, par value $0.01 per share; 130,000,000 shares authorized; issued shares: 48,876,882 and 48,876,882	489	489
Additional paid-in capital	383,894	369,860
Accumulated other comprehensive income (loss)	(1,140)	8,483
Retained earnings	333,785	370,431
Treasury stock, shares at cost: 3,822,208 and 3,871,598	(32,638)	(33,473)
Total Octave Specialty Group, Inc. stockholders’ equity	684,390	715,790
Nonredeemable noncontrolling interest	119,919	117,395
Total stockholders’ equity	804,309	833,185
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$2,301,505	$2,223,317

See accompanying Notes to Unaudited Consolidated Financial Statements

Octave Specialty Group, Inc.	2	Third Quarter 2026 Form 10-Q

OCTAVE SPECIALTY GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share data)	2026	2025	2026	2025
Revenues:
Commissions	$48,015	$36,059	$165,921	$103,152
Servicing and other fees	6,980	4,855	22,255	14,291
Net premiums earned	25,816	17,027	67,566	48,908
Program fees	3,569	3,590	10,506	10,739
Investment income	2,034	2,666	6,266	8,090
Other	(1,071)	2,408	(6)	(862)
Total revenues	85,343	66,606	272,508	184,319
Expenses:
Commissions	9,755	11,167	32,268	28,935
Losses and loss adjustment expenses	14,731	14,386	47,756	35,860
Policy acquisition costs	7,213	3,491	19,943	11,031
General and administrative	51,997	53,710	156,567	132,781
Intangible amortization and depreciation	12,314	9,746	36,792	28,663
Interest	2,712	6,185	7,576	17,209
Total expenses	98,722	98,685	300,902	254,479
Pretax income (loss) from continuing operations	(13,379)	(32,079)	(28,394)	(70,160)
Provision (benefit) for income taxes from continuing operations	(521)	(1,241)	(517)	(4,030)
Net income (loss) from continuing operations	(12,858)	(30,838)	(27,877)	(66,130)
Net income (loss) from discontinued operations, net of tax (including loss on disposal of $50,012 and $117,468 for the three and nine months ended September 30, 2025)	—	(80,890)	—	(163,288)
Net income (loss)	(12,858)	(111,728)	(27,877)	(229,418)
Net (gain) loss attributable to noncontrolling interest	(939)	(892)	(7,200)	(2,292)
Net income (loss) attributable to shareholders	$(13,797)	$(112,620)	$(35,077)	$(231,710)
Net income (loss) attributable to shareholders
Continuing operations	$(13,797)	$(31,730)	(35,077)	(68,422)
Discontinued operations	—	(80,890)	—	(163,288)
Total	$(13,797)	$(112,620)	(35,077)	(231,710)

Net income (loss) from continuing operations per share attributable to shareholders
Basic	$(0.31)	$(0.65)	$(0.78)	$(1.64)
Diluted	$(0.31)	$(0.65)	$(0.78)	$(1.64)
Net income (loss) from discontinued operations per share attributable to shareholders
Basic	$—	$(1.68)	$—	$(3.41)
Diluted	$—	$(1.68)	$—	$(3.41)
Net income (loss) per share attributable to shareholders
Basic	$(0.31)	$(2.33)	$(0.78)	$(5.05)
Diluted	$(0.31)	$(2.33)	$(0.78)	$(5.05)
Weighted-average number of common shares outstanding:
Basic	45,419,403	48,106,069	45,371,409	47,862,071
Diluted	45,419,403	48,106,069	45,371,409	47,862,071

See accompanying Notes to Unaudited Consolidated Financial Statements

Octave Specialty Group, Inc.	3	Third Quarter 2026 Form 10-Q

OCTAVE SPECIALTY GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share data)	2026	2025	2026	2025
Net income (loss)	$(12,858)	$(111,728)	$(27,877)	$(229,418)
Unrealized gains (losses) on securities, net of income tax provision (benefit) of $—, $36, $— and $1,184	(4,396)	5,289	(5,937)	19,248
Gains (losses) on foreign currency translation, net of income tax provision (benefit) of $—, $—, $— and $—	(162)	66,139	(9,530)	199,843
Credit risk changes of fair value option liabilities, net of income tax provision (benefit) of $—, $(15), $— and $180	—	522	—	1,108
Total other comprehensive income (loss), net of income tax	(4,558)	71,950	(15,467)	220,199
Total comprehensive income (loss), net of income tax	(17,416)	(39,778)	(43,344)	(9,219)
Less: net (gain) loss attributable to noncontrolling interest	(939)	(892)	(7,200)	(2,292)
Less: (gain) loss on foreign currency translation attributable to noncontrolling interest	126	7,106	5,844	(24,338)
Total comprehensive income (loss) attributable to shareholders	$(18,229)	$(33,564)	$(44,700)	$(35,849)
See accompanying Notes to Unaudited Consolidated Financial Statements

Octave Specialty Group, Inc.	4	Third Quarter 2026 Form 10-Q

OCTAVE SPECIALTY GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Unaudited)

Three months ended September 30, 2026 and 2025
	Stockholders' Equity								Mezzanine
		Octave Specialty Group, Inc.							Equity
(Dollars in thousands)	Total	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Common Stock Held in Treasury, at Cost	Non- redeemable NCI (1)	Redeemable NCI (1)
Balance at June 30, 2026	$817,845	$—	$489	$379,561	$3,292	$348,474	$(33,063)	$119,092	$197,529
Total net income (loss)	(12,221)	—	—	—	—	(13,797)	—	1,576	(637)
Total other comprehensive income (loss)	(4,488)	—	—	—	(4,432)	—	—	(56)	(69)
Stock-based compensation	4,333	—	—	4,333	—	—	—	—	—
Cost of shares repurchased	—	—	—	—	—	—	—	—	—
Cost of shares (acquired) issued under equity plan	(223)	—	—	—	—	(648)	425	—	—
Changes to NCI	(937)	—	—	—	—	(244)	—	(693)	(2,307)
Purchase of warrants	—	—	—	—	—	—	—	—	—
Balance at September 30, 2026	$804,309	$—	$489	$383,894	$(1,140)	$333,785	$(32,638)	$119,919	$194,516

Balance at June 30, 2025	$966,023	$—	$489	$347,939	$(71,630)	$550,827	$(30,124)	$168,522	$252,685
Total net income (loss)	(111,457)	—	—	—	—	(112,620)	—	1,163	(271)
Total other comprehensive income (loss)	76,671	—	—	—	79,056	—	—	(2,385)	(4,721)
Stock-based compensation	2,138	—	—	2,138	—	—	—	—	—
Cost of shares repurchased	—	—	—		—	—	—	—	—
Cost of shares (acquired) issued under equity plan	(197)	—	—	—	—	(2,626)	2,429	—	—
Changes to NCI	(147)	—	—	—	—	445	—	(592)	(744)
Purchase of Pivix	—	—	—	—	—	—	—	—	1,359
Impact of sale of discontinued operations	(50,918)	—	—	—	—	—	—	(50,918)	—
Issuance of warrants in connection with sale of AAC	17,000	—	—	17,000	—	—	—	—	—
Balance at September 30, 2025	$899,113	$—	$489	$367,077	$7,426	$436,026	$(27,695)	$115,790	$248,308
(1) NCI = Noncontrolling interest

Octave Specialty Group, Inc.	5	Third Quarter 2026 Form 10-Q

Nine months ended September 30, 2026 and 2025
	Stockholders' Equity								Mezzanine
		Octave Specialty Group, Inc.							Equity
(Dollars in thousands)	Total	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Common Stock Held in Treasury, at Cost	Non- redeemable NCI (1)	Redeemable NCI (1)
Balance at January 1, 2026	$833,185	$—	$489	$369,860	$8,483	$370,431	$(33,473)	$117,395	$252,981
Total net income (loss)	(29,305)	—	—	—	—	(35,077)	—	5,772	1,428
Total other comprehensive income (loss)	(11,575)	—	—	—	(9,623)	—	—	(1,952)	(3,891)
Stock-based compensation	13,208	—	—	13,208	—	—	—	—	—
Cost of shares repurchased	—	—	—	—	—	—	—	—	—
Cost of shares (acquired) issued under equity plan	(560)	—	—	—	—	(1,395)	835	—	—
Changes to NCI	4,211	—	—	5,681	—	(174)	—	(1,296)	(56,002)
Purchase of warrants	(4,855)	—	—	(4,855)	—	—	—	—
Balance at September 30, 2026	$804,309	$—	$489	$383,894	$(1,140)	$333,785	$(32,638)	$119,919	$194,516

Balance at January 1, 2025	$996,119	$—	$489	$331,007	$(188,436)	$683,643	$(28,339)	$197,755	$199,402
Total net income (loss)	(228,406)	—	—	—	—	(231,710)	—	3,304	(1,012)
Total other comprehensive income (loss)	205,533	—	—	—	195,862	—	—	9,671	14,667
Stock-based compensation	6,924	—	—	6,924	—	—	—	—	—
Cost of shares repurchased	(3,301)	—	—	—	—	—	(3,301)	—	—
Cost of shares (acquired) issued under equity plan	(1,805)	—	—	—	—	(5,750)	3,945	—	—
Changes to NCI	(42,033)	—	—	12,146	—	(10,157)	—	(44,022)	33,892
Purchase of Pivix	—	—	—	—	—	—	—	—	1,359
Impact of sale of discontinued operations	(50,918)	—	—	—	—	—	—	(50,918)	—
Issuance of warrants in connection with sale of AAC	17,000	—	—	17,000	—	—	—	—	—
Balance at September 30, 2025	$899,113	$—	$489	$367,077	$7,426	$436,026	$(27,695)	$115,790	$248,308
See accompanying Notes to Unaudited Consolidated Financial Statements

Octave Specialty Group, Inc.	6	Third Quarter 2026 Form 10-Q

OCTAVE SPECIALTY GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2026	2025
Cash flows from operating activities:
Net income (loss)	$(27,877)	$(229,418)
Net income (loss) from discontinued operations	—	(163,288)
Net income (loss) from continuing operations	(27,877)	(66,130)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Intangible amortization and depreciation	36,792	28,663
Share-based compensation	13,208	6,924
Deferred tax provision (benefit)	(7,847)	(8,630)
Unearned premiums, net	13,658	2,081
Reinsurance recoverable and loss and loss adjustment expense, net	(33,990)	(45,794)
Ceded premiums payable	19,616	34,633
Premium and commissions receivables	(25,250)	(37,961)
Commissions payable	11,761	37,886
Contract assets and contract liabilities, net	(14,266)	(14,683)
Fiduciary assets and fiduciary liabilities, net	9,135	3,571
Corporate costs reallocated to continuing operations	—	6,786
Other, net	4,050	1,037
Net cash provided by (used in) operating activities from continuing operations	(1,010)	(51,617)
Cash flows from investing activities:
Purchases of bonds	(46,771)	(24,475)
Proceeds from sales of bonds	—	26,061
Proceeds from matured bonds	31,105	28,602
Proceeds from (purchases of) short-term investments, net	53,041	(168,161)
Purchases of other investments	(493)	(66)
Acquisitions, net of cash acquired	—	589
Proceeds from sale of subsidiary	—	407,300
Other, net	(3,805)	(4,479)
Net cash provided by (used in) investing activities from continuing operations	33,077	265,371
Cash flows from financing activities:
Proceeds from long-term debt	39,089	—
Payments for long-term debt	(2,375)	—
Payments for extinguishment of short-term debt	—	(150,000)
Payments for purchases of common stock held in treasury	—	(3,301)
Tax payments related to shares withheld for share-based compensation plans	(804)	(1,689)
Issuance of warrants	—	17,000
Payments to purchase warrants	(4,855)	—
Distributions to noncontrolling interest holders	(7,860)	(1,391)
Acquisitions of noncontrolling interest shares	(44,027)	(71,345)
Net cash provided by (used in) financing activities from continuing operations	(20,832)	(210,726)
Effect of foreign exchange on cash and cash equivalents - continuing operations	(527)	1,464
Net cash provided by (used in) continuing operations	10,708	4,492
Cash, cash equivalents, and restricted cash at beginning of period - continuing operations	68,440	47,275
Cash, cash equivalents, and restricted cash at end of period - continuing operations	$79,148	$51,767
Net cash provided by (used in) operating activities from discontinued operations	—	71,728
Net cash provided by (used in) investing activities from discontinued operations	—	69,712
Net cash provided by (used in) financing activities from discontinued operations	—	(143,144)
Net cash provided by (used in) discontinued operations	—	(1,704)
Cash, cash equivalents, and restricted cash at beginning of period - discontinued operations	—	66,077
Cash, cash equivalents, and restricted cash at end of period - discontinued operations	$—	$—

Cash paid for interest on debt	$8,394	$19,775
Cash paid for income taxes	$6,013	$3,889

See accompanying Notes to Unaudited Consolidated Financial Statements

Octave Specialty Group, Inc.	7	Third Quarter 2026 Form 10-Q

OCTAVE SPECIALTY GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Background and Business Description	9	Note 9. Debt	25
Note 2. Segment Information	13	Note 10. Revenues From Contracts with Customers	25
Note 3. Discontinued Operations	16	Note 11. Comprehensive Income (Loss)	26
Note 4. Investments	16	Note 12. Net Income Per Share	27
Note 5. Fair Value Measurements	20	Note 13. Income Taxes	28
Note 6. Insurance Contracts	22	Note 14. Commitments and Contingencies	28
Note 7. Derivative Instruments	24
Note 8. Goodwill and Intangible Assets	25

Octave Specialty Group, Inc.	8	Third Quarter 2026 Form 10-Q

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
Octave Specialty Group, Inc. (“OSG”), headquartered in New York City and Tampa, Florida, is a financial services holding company incorporated in the state of Delaware on April 29, 1991. References to “Octave”, "OSG", the “Company”, “we”, “our”, and “us” are to OSG and its subsidiaries, as the context requires. Octave operates two principal businesses:
•Insurance Distribution — Octave's specialty property and casualty ("P&C") and accident and health ("A&H") insurance underwriting and distribution business, includes Managing General Agents and Underwriters (collectively "MGAs" or "MGA/Us"); an insurance broker; and other distribution, underwriting, servicing and related businesses. On October 31, 2025, the Company completed the acquisition of ArmadaCorp Capital, LLC and its subsidiaries (collectively, "ArmadaCare"), a leading specialty A&H MGA. Octave's insurance distribution platform operates in, amongst others, the following lines of business: property, niche specialty risk, accident & health, miscellaneous specialty, reinsurance, surety, marine & energy, specialty auto, Excess & Surplus ("E&S") commercial package, professional lines and Directors & Officers ("D&O").
•Specialty Property & Casualty Insurance — Octave's Specialty Property & Casualty Insurance program insurer business currently includes five carriers (collectively, “Everspan”). Everspan carriers have an A.M. Best rating of 'A-' (Excellent), which was affirmed on August 14, 2026. On October 23, 2026, Octave announced that it entered into an agreement to sell Providence Washington Insurance Company ("PWIC"), which is one of Everspan's admitted shell insurance carriers. Closing of the sale is subject to customary closing conditions and required regulatory approvals. The sale is not expected to have an impact on Everspan's capabilities, while it is expected to reduce Everspan's overall operating costs and improve tangible book value by approximately $11 million.
The Company reports these two business operations as segments; see Note 2. Segment Information for further information.
Basis of Presentation
The Company has disclosed its significant accounting policies in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
The accompanying unaudited consolidated financial statements have been prepared on the basis of U.S. generally accepted accounting principles ("GAAP") for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2025. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), but in the opinion of management such financial statements include all adjustments necessary for the fair presentation of the Company’s consolidated financial position and results of operations. The results of operations for the three and nine months ended September 30, 2026, may not be indicative of the results that may be expected for the year ending December 31, 2026, due to seasonality within the Insurance Distribution segment and other factors. The December 31, 2025, consolidated balance sheet included in this Quarterly Report on Form 10-Q was obtained from the audited financial statements as presented in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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

Octave Specialty Group, Inc.	9	Third Quarter 2026 Form 10-Q

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
Refer to Sale of Ambac Assurance Corporation in Note 3. Discontinued Operations for further information.
Foreign Currency
The impact of non-functional currency transactions and the remeasurement of non-functional currency assets and liabilities into the respective subsidiaries' functional currency (collectively "foreign currency transactions gains/(losses)") are $944 and $(3,791) for the nine months ended September 30, 2026 and 2025, respectively. Foreign currency transaction gains/(losses) are primarily the result of Octave Ventures transactions in currencies (primarily the U.S. dollar) other than its functional currency (the British Pound Sterling).
Warrant Conversion
In connection with and pursuant to the Purchase Agreement related to the sale of Ambac Assurance Corporation, OSG issued to the buyer ("Buyer") a warrant exercisable for 5,092,707 shares of OSG common stock. During the nine months ended September 30, 2026, Buyer exercised its right to convert one-third of the warrant representing 1,697,569 warrant shares at its Black-Scholes value of $4,855. OSG elected to settle the conversion in cash. Following the conversion and as of September 30, 2026, the outstanding warrant allows the holder to acquire 3,395,138 shares of OSG common stock at an exercise price of $18.50 per share. Buyer may convert half of the remaining warrant in any three-month period subsequent to September 30, 2026, through expiration on March 29, 2032, which may be settled, at OSG's election, in cash, in shares of OSG common stock or a combination of both. OSG estimates the Black-Scholes value of the remaining warrant at $3.20 per warrant share as of mid-October 2026.

Noncontrolling Interests ("NCI")
Nonredeemable NCI
Nonredeemable NCI represents the NCI share in certain Octave Ventures' operating units that are minority owned by the units' respective management teams and have no associated put options. Nonredeemable NCI was $119,919 and $117,395 as of September 30, 2026 and December 31, 2025, respectively. As described under "Redeemable NCI" below, certain NCI shares were reclassified from nonredeemable to redeemable NCI. Conversely, when redeemable NCI shares are no longer redeemable, such as when put options expire unexercised, the shares are reclassified to nonredeemable NCI with no change in carrying value.
Redeemable NCI
During the nine months ended September 30, 2026, the minority owners of Octave Ventures exercised put options. During the nine months ended September 30, 2026 and 2025, certain Option Shares (as defined below) were also exercised. In addition, during the nine months ended September 30, 2026, Octave purchased certain redeemable NCI shares from a minority interest owner of Capacity Marine Corporation ("CMC").

	Ownership Percentage
Company	September 30, 2026	December 31, 2025
Capacity Marine	87%	80%
Octave Ventures (1)	70%	60%
(1)Octave Ventures' majority interests in its underlying MGAs and other entities ranges from 51% to 100% at September 30, 2026, and 51% to 100% at December 31, 2025. Together with Octave's direct ownership in some underlying MGAs and other entities, Octave's interest ranges from 35% to 70% at September 30, 2026 and 30% to 60% at December 31, 2025, respectively, in Octave Ventures' underlying MGAs and other entities.
Under the terms of applicable agreements, Octave has call options to purchase the remaining noncontrolling interests from the minority owners and the minority owners have put options to sell their interests to Octave. Because the exercise of the put options is outside of Octave's control, in accordance with the Distinguishing Liabilities from Equity Topic of the ASC, Octave reports redeemable NCI in the mezzanine section of its consolidated balance sheet. During the nine months ended September 30, 2026 and 2025, Octave entered into put options with certain minority owners of the MGA/U operating entities that are majority owned by Octave Ventures. These put options are embedded in the associated NCI shares ("Option Shares"), resulting in remeasurement of the shares at fair value inclusive of the put options, and reclassification of the Option Shares from nonredeemable NCI to redeemable NCI. The changes in carrying values resulting from revaluations were recorded against retained earnings and totaled $507 and $10,276 for the nine months ended September 30, 2026 and 2025, respectively. These adjustments are included in the numerator of the earnings per share calculation. Refer to Note 12. Net Income Per Share. During the nine months ended September 30, 2026 and 2025, put options on certain Option Shares expired, resulting in reclassification of $3,841 and $5,136, respectively, of redeemable NCI to nonredeemable NCI. No put options expired during the three months ended September 30, 2026 and 2025.
During the nine months ended September 30, 2026, Octave acquired redeemable NCI with a carrying value of $49,214 as a result of the exercise of put options by certain minority owners of Octave Ventures and of certain Option Shares. The aggregate consideration payable for these shares of $43,644 was settled in cash in April 2026. Additionally, during the nine months ended September 30, 2026, Octave paid $383 to purchase certain redeemable NCI shares from a minority interest owner of CMC, resulting in a $494 decrease to redeemable NCI. Likewise, during the nine months ended September 30, 2025, Octave paid $1,068 to purchase redeemable NCI shares with a carrying value of $1,815. The difference between consideration paid and carrying values of redeemable NCI is recorded as an adjustment to additional paid-in capital.
The acquisition date valuation method used to determine the fair value of redeemable NCI and related put and call options was a Monte Carlo Simulation. The significant fair value assumptions used in the simulation include the exercise thresholds, EBITDA

Octave Specialty Group, Inc.	10	Third Quarter 2026 Form 10-Q

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
Below are rollforwards of redeemable NCI interest:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning balance	$197,529	$252,685	$252,981	$199,402
Net income attributable to redeemable NCI (ASC 810)	(637)	(271)	1,428	(1,012)
Gain (loss) on foreign currency translation attributable to redeemable NCI	(69)	(4,721)	(3,891)	14,667
Fair value of redeemable NCI at acquisition date	—	1,359	—	1,359
Reclassification from nonredeemable NCI, including remeasurement at fair value	—	—	1,328	42,180
Reclassification to nonredeemable NCI	—	—	(3,841)	(5,136)
Put / call option exercise	—	—	(49,708)	(1,815)
Distributions	(2,551)	(300)	(3,448)	(1,219)
Adjustment to redemption value (ASC 480 )	244	(444)	(333)	(118)
Ending balance	$194,516	$248,308	$194,516	$248,308
Immaterial Correction of Prior Period Error
The Company previously identified an immaterial prior period error for the three and nine months ended September 30, 2025, related to the redeemable NCI redemption value adjustment recorded under ASC 810-10. In accordance with the U.S. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 99, “Materiality,” and ASC 250, Accounting Changes and Error Corrections, the Company assessed the impact of this error correction on its previously issued consolidated financial statements and concluded that the error is not material to any prior period. The immaterial error impacts the Consolidated Balance Sheet, Consolidated Statement of Comprehensive
Income (Loss), Consolidated Statement of Stockholders' Equity and Earnings (Loss) Per Share.
The error was identified subsequent to the filing of the Company's Quarterly Reports on Form 10-Q for the three months ended March 31, 2025, June 30, 2025 and September 30, 2025, and before the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2025. The impact of the correction for the three and nine months ended September 30, 2025 is shown below.
Corrected Consolidated Statement of Comprehensive Income (Loss):

	Three Months Ended September 30, 2025
	As Reported	Immaterial Correction	As Corrected
(Gain) loss on foreign currency translation attributable to noncontrolling interest	$5,843	$1,263	$7,106
Total comprehensive income (loss) attributable to shareholders	$(34,827)	$1,263	$(33,564)

	Nine Months Ended September 30, 2025
	As Reported	Immaterial Correction	As Corrected
(Gain) loss on foreign currency translation attributable to noncontrolling interest	$(19,984)	$(4,354)	$(24,338)
Total comprehensive income (loss) attributable to shareholders	$(31,495)	$(4,354)	$(35,849)
Corrected Consolidated Statements of Stockholders’ Equity:

	Three Months Ended September 30, 2025
	As Reported	Immaterial Correction	As Corrected
Balance at June 30, 2025	$1,028,361	$(62,338)	$966,023
Total net income (loss)	(111,457)	—	(111,457)
Total other comprehensive income (loss)	75,409	1,262	76,671
Stock-based compensation	2,138	—	2,138
Cost of shares repurchased	—	—	—
Cost of shares (acquired) issued under equity plan	(197)	—	(197)
Changes to noncontrolling interest	(1,162)	1,015	(147)
Issuance of warrants in connection with sale of AAC	17,000	—	17,000
Impact of sale of discontinued operation	(50,918)	—	(50,918)
Balance at September 30, 2025	$959,174	$(60,061)	$899,113

Octave Specialty Group, Inc.	11	Third Quarter 2026 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Octave Specialty Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)

	Nine Months Ended September 30, 2025
	As Reported	Immaterial Correction	As Corrected
Balance at January 1, 2025	$1,054,661	$(58,542)	$996,119
Total net income (loss)	(228,406)	—	(228,406)
Total other comprehensive income (loss)	209,888	(4,355)	205,533
Stock-based compensation	6,924	—	6,924
Cost of shares repurchased	(3,301)	—	(3,301)
Cost of shares (acquired) issued under equity plan	(1,805)	—	(1,805)
Changes to noncontrolling interest	(44,869)	2,836	(42,033)
Issuance of warrants in connection with sale of AAC	17,000	—	17,000
Impact of sale of discontinued operation	(50,918)	—	(50,918)
Balance at September 30, 2025	$959,174	$(60,061)	$899,113
Corrected Earnings (Loss) Per Share:

	Three Months Ended September 30, 2025
	As Reported	Immaterial Correction	As Corrected
Net income (loss) from continuing operations per share attributable to stockholders
Basic	$(0.67)	$0.02	$(0.65)
Diluted	$(0.67)	$0.02	$(0.65)
Net income (loss) per share attributable to shareholders
Basic	$(2.35)	$0.02	$(2.33)
Diluted	$(2.35)	$0.02	$(2.33)

	Nine Months Ended September 30, 2025
	As Reported	Immaterial Correction	As Corrected
Net income (loss) from continuing operations per share attributable to stockholders
Basic	$(1.70)	$0.06	$(1.64)
Diluted	$(1.70)	$0.06	$(1.64)
Net income (loss) per share attributable to shareholders
Basic	$(5.11)	$0.06	$(5.05)
Diluted	$(5.11)	$0.06	$(5.05)
Corrected Rollforwards of Redeemable NCI:

	Three Months Ended September 30, 2025
	As Reported	Immaterial Correction	As Corrected
Beginning balance	$190,347	$62,338	$252,685
Net income attributable to redeemable NCI (ASC 810)	(271)	—	(271)
Gain (loss) on foreign currency translation attributable to redeemable NCI	(3,457)	(1,264)	(4,721)
Fair value of acquired redeemable NCI	1,359	—	1,359
Reclassification from nonredeemable NCI, including remeasurement at fair value	—	—	—
Reclassification to nonredeemable NCI	—	—	—
Put / call option exercise	—	—	—
Distributions	(300)	—	(300)
Adjustment to redemption value (ASC 480)	569	(1,013)	(444)
Ending balance	$188,247	$60,061	$248,308

	Nine Months Ended September 30, 2025
	As Reported	Immaterial Correction	As Corrected
Beginning balance	$140,860	$58,542	$199,402
Net income attributable to redeemable NCI (ASC 810)	(1,012)	—	(1,012)
Gain (loss) on foreign currency translation attributable to redeemable NCI	10,313	4,354	14,667
Fair value of acquired redeemable NCI	1,359	—	1,359
Reclassification from nonredeemable NCI, including remeasurement at fair value	42,180	—	42,180
Reclassification to nonredeemable NCI	(5,136)	—	(5,136)
Put / call option exercise	(1,815)	—	(1,815)
Distributions	(1,219)	—	(1,219)
Adjustment to redemption value (ASC 480)	2,717	(2,835)	(118)
Ending balance	$188,247	$60,061	$248,308
Reclassifications and Rounding
Reclassifications may have been made to prior years' amounts to conform to the current year's presentation. Certain amounts and tables in the consolidated financial statements and associated notes may not add due to rounding.

Octave Specialty Group, Inc.	12	Third Quarter 2026 Form 10-Q

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
There have been no other new accounting standards adopted during the nine months ended September 30, 2026.
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
The following tables summarize the components of the Company’s total revenues and expenses and pretax income (loss) by reportable business segment for the periods presented as well as segment assets as of September 30, 2026 and 2025. Information provided below for “Corporate and Other” primarily relates to the operations of OSG, which include investment income on its investment portfolio and costs to maintain the operations of OSG, including public company reporting, capital management and business development costs for the acquisition and development of new business initiatives. As a result of the Company reporting the results of operations of AAC as discontinued operations, certain corporate costs charged to AAC totaling $1,521 and $6,786 for the three and nine months ended September 30, 2025, respectively, were reported in Net income from continuing operations on the Consolidated Statements of Income (Loss) and included in Corporate and Other in the tables below.

Octave Specialty Group, Inc.	13	Third Quarter 2026 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Octave Specialty Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)

	Three Months Ended September 30, 2026					Three Months Ended September 30, 2025
	Reportable Segments					Reportable Segments
	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Eliminations	Total	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Eliminations (3)	Total
Revenues:
Commissions (1)		$51,285		$(3,270)	48,015		$36,059		$—	36,059
Servicing and other fees		6,980			6,980		4,855			4,855
Net premiums earned	$25,816				$25,816	$17,027				$17,027
Program fees	3,569				3,569	3,590				3,590
Investment income	1,516	270	$248		2,034	1,648	401	$617		2,666
Other	—	(171)	(900)		(1,071)	509	1,906	(7)		2,408
Total revenues from continuing operations	30,901	58,364	(652)	(3,270)	85,343	22,774	43,222	610	—	66,606
Less:
Commissions		12,477		(2,722)	9,755		11,167		—	11,167
Losses and loss adjustment expenses	14,731				14,731	14,386				14,386
Policy acquisition costs (2)	7,526			(313)	7,213	3,491			—	3,491
Intangible amortization and depreciation		11,970	344		12,314		9,417	329		9,746
Interest		2,712			2,712		6,185			6,185
Compensation expense	3,480	25,302	5,869		34,651	2,734	15,649	14,746		33,129
Non-compensation expense	3,792	9,543	4,011		17,346	2,208	6,551	11,822		20,581
Total expenses from continuing operations	29,529	62,004	10,224	(3,035)	98,722	22,819	48,969	26,897	—	98,685
Segment pretax income (loss)	1,372	(3,640)	(10,876)	(235)	(13,379)	(45)	(5,747)	(26,287)	—	(32,079)
Segment income tax expense (benefit)	101	(525)	(97)	—	(521)	8	(1,241)	(8)	—	(1,241)
Segment net income (loss)	1,271	(3,115)	(10,779)	(235)	(12,858)	(53)	(4,506)	(26,279)	—	(30,838)
Segment net (income) loss attributable to NCI		(1,081)		142	(939)		(892)		—	(892)
Net income (loss) attributable to shareholders	$1,271	$(4,196)	$(10,779)	$(93)	(13,797)	$(53)	$(5,398)	$(26,279)	$—	(31,730)

Reconciliation to consolidated net income (loss) attributable to shareholders
Discontinued operations					—					(80,890)
Net income (loss) attributable to shareholders					$(13,797)					$(112,620)

Reconciliation of segment assets to consolidated total assets
Total assets	$992,169	$1,262,678	$59,195	$(12,537)	$2,301,505	$898,722	$971,160	$278,428	$—	$2,148,310

EBITDA Reconciliation
Segment net income (loss)	$1,271	$(3,115)	$(10,779)	$(235)	$(12,858)	$(53)	$(4,506)	$(26,279)	$—	$(30,838)
Adjustments:
Interest expense	—	2,712	—	—	2,712	—	6,185	—	—	6,185
Income tax expense (benefit)	101	(525)	(97)	—	(521)	8	(1,241)	(8)	—	(1,241)
Depreciation expense	—	342	344	—	686	—	145	329	—	474
Intangible amortization expense	—	11,628	—	—	11,628	—	9,272	—	—	9,272
EBITDA	1,372	11,042	(10,532)	(235)	1,647	(45)	9,855	(25,958)	—	(16,148)
Impact of noncontrolling interests		(3,596)		142	(3,454)		(3,927)		—	(3,927)
EBITDA attributable to shareholders	$1,372	$7,446	$(10,532)	$(93)	$(1,807)	$(45)	$5,928	$(25,958)	$—	$(20,075)
(1)    Insurance Distribution commission income includes $3,270 of commissions from Specialty Property & Casualty Insurance. The elimination of these revenues is included in Eliminations.
(2)    The Specialty Property & Casualty Insurance segment's results reflect Policy acquisition costs as if the business is a stand-alone operation. The elimination of intersegment costs capitalized in accordance with this policy is included in Eliminations.
(3)    Intersegment revenues and intersegment pretax income (loss) amounts for the three months ended September 30, 2025 are insignificant and are not presented separately.

Octave Specialty Group, Inc.	14	Third Quarter 2026 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Octave Specialty Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)

	Nine Months Ended September 30, 2026					Nine Months Ended September 30, 2025
	Reportable Segments					Reportable Segments
	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Eliminations	Total	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Eliminations (3)	Total
Revenues:
Commissions (1)		$171,249		$(5,328)	165,921		$103,152		$—	103,152
Servicing and other fees		22,255			22,255		14,291			14,291
Net premiums earned	$67,566				$67,566	$48,908				$48,908
Program fees	10,506				10,506	10,739				10,739
Investment income	4,463	977	$826		6,266	5,238	1,117	$1,735		8,090
Other	68	827	(901)		(6)	450	(1,300)	(12)		(862)
Total revenues from continuing operations	82,603	195,308	(75)	(5,328)	272,508	65,335	117,261	1,723	—	184,319
Less:
Commissions		36,612		(4,344)	32,268		28,935		—	28,935
Losses and loss adjustment expenses	47,756				47,756	35,860				35,860
Policy acquisition costs (2)	20,379			(436)	19,943	11,031			—	11,031
Intangible amortization and depreciation		35,871	921		36,792		27,590	1,073		28,663
Interest		7,576			7,576		17,209			17,209
Compensation expense	11,472	74,824	19,655		105,951	8,850	43,636	26,312		78,798
Non-compensation expense	8,662	28,126	13,828		50,616	7,517	18,050	28,416		53,983
Total expenses from continuing operations	88,269	183,009	34,404	(4,780)	300,902	63,258	135,420	55,801	—	254,479
Segment pretax income (loss)	(5,666)	12,299	(34,479)	(548)	(28,394)	2,077	(18,159)	(54,078)	—	(70,160)
Segment income tax expense (benefit)	(366)	(414)	263	—	(517)	278	(3,922)	(386)	—	(4,030)
Segment net income (loss)	(5,300)	12,713	(34,742)	(548)	(27,877)	1,799	(14,237)	(53,692)	—	(66,130)
Segment net (income) loss attributable to NCI		(7,455)		255	(7,200)		(2,292)		—	(2,292)
Net income (loss) attributable to shareholders	$(5,300)	$5,258	$(34,742)	$(293)	(35,077)	$1,799	$(16,529)	$(53,692)	$—	(68,422)

Reconciliation to consolidated net income (loss) attributable to shareholders
Discontinued operations					—					(163,288)
Net income (loss) attributable to shareholders					$(35,077)					$(231,710)

EBITDA Reconciliation
Segment net income (loss)	$(5,300)	$12,713	$(34,742)	$(548)	$(27,877)	$1,799	$(14,237)	$(53,692)	$—	$(66,130)
Adjustments:
Interest expense	—	7,576	—	—	7,576	—	17,209	—	—	17,209
Income tax expense (benefit)	(366)	(414)	263	—	(517)	278	(3,922)	(386)	—	(4,030)
Depreciation expense	—	987	921	—	1,908	—	343	1,073	—	1,416
Intangible amortization expense	—	34,884	—	—	34,884	—	27,247	—	—	27,247
EBITDA	(5,666)	55,746	(33,558)	(548)	15,974	2,077	26,640	(53,005)	—	(24,288)
Impact of noncontrolling interests		(16,163)		255	(15,908)		(11,132)		—	(11,132)
EBITDA attributable to shareholders	$(5,666)	$39,583	$(33,558)	$(293)	$66	$2,077	$15,508	$(53,005)	$—	$(35,420)
(1)Insurance Distribution commission income includes $5,328 of commissions from Specialty Property & Casualty Insurance. The elimination of these revenues is included in Eliminations.
(2)The Specialty Property & Casualty Insurance segment's results reflect Policy acquisition costs as if the business is a stand-alone operation. The elimination of intersegment costs capitalized in accordance with this policy is included in Eliminations.
(3)Intersegment revenues and intersegment pretax income (loss) amounts for the nine months ended September 30, 2025 are insignificant and are not presented separately.

Octave Specialty Group, Inc.	15	Third Quarter 2026 Form 10-Q

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
The following table summarizes the major line items constituting net income (loss) from discontinued operations as presented in the Consolidated Statements of Income (Loss):

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Revenues:
Net premiums earned	$5,183	$15,145
Net investment income	43,396	100,203
Net investment gains (losses), including impairments	5,852	(12,616)
Net gains (losses) on derivative contracts	9,669	302
Other revenues	1,355	18,016
Total revenues	65,455	121,050
Expenses:
Loss and loss adjustment expenses (benefit)	2,366	10,444
Intangible amortization	5,909	17,097
General & administrative and other expenses	64,427	81,034
Interest expense	15,723	47,617
Total expenses	88,425	156,192
Pretax income (loss)	(22,970)	(35,142)
Provision for income taxes	7,908	10,678
Loss on disposal (1)	(50,012)	(117,468)
Net income (loss) from discontinued operations	$(80,890)	$(163,288)
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
4.    INVESTMENTS
Octave's invested assets are primarily comprised of (i) fixed maturity securities classified as available for sale, (ii) money market funds, (iii) an investment in a limited partnership and (iv) private preferred equity investments, which primarily include minority investments in MGAs. Money market funds are classified as equity securities and are reported within Short-term investments on the Consolidated Balance Sheets. The investments in the limited partnership interest and private preferred equity investments are reported within Other investments on the Consolidated Balance Sheets. The limited partnership, which holds pooled investments, is reported using the equity method.

Octave Specialty Group, Inc.	16	Third Quarter 2026 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Octave Specialty Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
Fixed Maturity Securities and Short-Term Investments:
The amortized cost and estimated fair value of available-for-sale and short-term investments, as of September 30, 2026 and December 31, 2025, were as follows:

	September 30, 2026					December 31, 2025
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses
Fixed maturity securities:
Municipal obligations	$9,661	$—	$—	$401	$9,260	$11,697	—	$121	$228	$11,590
Corporate obligations	76,127	—	4	4,256	71,875	67,881	—	634	1,942	66,573
U.S. government obligations	43,702	—	—	2,100	41,602	35,190	—	365	131	35,424
Residential mortgage-backed securities	2,317	—	—	73	2,244	1,604	—	—	7	1,597
Commercial mortgage-backed securities	4,729	—	1	214	4,516	3,307	—	42	8	3,341
Collateralized debt obligations	1,266	—	—	5	1,261	1,963	—	12	—	1,975
Other asset-backed securities	1,380	—	1	5	1,376	1,772	—	23	—	1,795
Total fixed maturity securities	139,182	—	6	7,054	132,134	123,414	—	1,197	2,316	122,295
Short-term investments	93,408	—	—	—	93,408	146,434	—	8	—	146,442
Total	$232,590	$—	$6	$7,054	$225,542	$269,848	—	$1,205	$2,316	$268,737

The amortized cost and estimated fair value of available-for-sale and short-term investments, by contractual maturity, as of September 30, 2026 and December 31, 2025, were as follows:

	September 30, 2026
	Amortized Cost	Estimated Fair Value
Due in one year or less	$103,553	$103,490
Due after one year through five years	58,587	55,074
Due after five years through ten years	60,758	57,581
Due after ten years	—	—
	222,898	216,145
Residential mortgage-backed securities	2,317	2,244
Commercial mortgage-backed securities	4,729	4,516
Collateralized debt obligations	1,266	1,261
Other asset-backed securities	1,380	1,376
Total	$232,590	$225,542

	December 31, 2025
	Amortized Cost	Estimated Fair Value
Due in one year or less	$180,013	$179,824
Due after one year through five years	32,409	31,588
Due after five years through ten years	47,801	47,619
Due after ten years	979	998
	261,202	260,029
Residential mortgage-backed securities	1,604	1,597
Commercial mortgage-backed securities	3,307	3,341
Collateralized debt obligations	1,963	1,975
Other asset-backed securities	1,772	1,795
Total	$269,848	$268,737
Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.
Unrealized Losses on Fixed Maturity Securities and Short-Term Investments
The following table shows gross unrealized losses and fair values of Octave's available-for-sale and short-term investments that did not have an allowance for credit losses under the Current Expected Credit Losses ("CECL") standard as of September 30, 2026 and December 31, 2025. This information is aggregated by investment category and by length of time the individual securities have been in a continuous unrealized loss position.

Octave Specialty Group, Inc.	17	Third Quarter 2026 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Octave Specialty Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)

	September 30, 2026						December 31, 2025
	Less Than 12 Months		12 Months or More		Total		Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Fixed maturity securities:
Municipal obligations	$5,317	$191	$3,943	$210	$9,260	$401	$535	$16	$5,820	$212	$6,355	$228
Corporate obligations	49,236	1,860	20,763	2,396	69,999	4,256	1,807	10	30,751	1,932	32,558	1,942
U.S. government obligations	37,668	1,995	3,933	105	41,601	2,100	2,206	14	9,491	117	11,697	131
Residential mortgage-backed securities	988	46	1,256	27	2,244	73	—	—	1,596	7	1,596	7
Commercial mortgage-backed securities	3,866	214	—	—	3,866	214	763	8	—	—	763	8
Collateralized debt obligations	1,261	5	—	—	1,261	5	—	—	—	—	—	—
Other asset-backed securities	575	5	—	—	575	5	—	—	—	—	—	—
Total fixed maturity securities	98,911	4,316	29,895	2,738	128,806	7,054	5,311	48	47,658	2,268	52,969	2,316
Total temporarily-impaired securities	$98,911	$4,316	$29,895	$2,738	$128,806	$7,054	$5,311	$48	$47,658	$2,268	$52,969	$2,316
Management has determined that the securities in the above table do not have credit impairment as of September 30, 2026 and December 31, 2025, based upon (i) no actual or expected principal and interest payment defaults on these securities and (ii) analysis of the creditworthiness of the issuer.
Octave's assessment about whether a security is credit impaired reflects management’s current judgment regarding facts and circumstances specific to the security and other factors. If that judgment changes, Octave may record a charge for credit impairment in future periods.
The declines in fair value and resultant unrealized losses across asset classes as of September 30, 2026, included in the above table are spread across 290 different securities, including 84 securities that have been in a continuous unrealized loss position for 12 months or longer. The declines in fair value on these securities resulted primarily from the impact of increasing interest rates since the securities were purchased. Management has determined that the securities with unrealized losses are not credit impaired. Additionally, management does not intend to sell and it is not more likely than not that the Company will be required to sell the securities with unrealized losses before recovery of their amortized cost basis. Further discussion of management's assessment with respect to security categories with larger unrealized loss balances is below.
Corporate obligations
The gross unrealized losses on corporate obligations as of September 30, 2026, are spread across 213 different securities, including 56 securities that have been in a continuous unrealized loss position for 12 months or longer. All of these securities are investment grade credit rated. The largest individual unrealized loss as a percentage of amortized cost is 16.5% on an A-rated security maturing in 2031. The decline in fair value on this and other securities with unrealized losses resulted primarily from an increase in interest rates since the securities were purchased, with the largest unrealized losses being on securities with longer maturities, making their fair values more sensitive to changes in interest rates. Management believes that the full and timely receipt of all principal and interest payment on corporate obligations with unrealized losses as of September 30, 2026, is probable.
Accrued interest receivable for available-for-sale investments, excluded from amortized cost above and included in Other assets on the Consolidated Balance Sheets, at September 30, 2026 and December 31, 2025 was $1,575 and $1,432, respectively. Accrued interest receivable is not measured for credit impairment and is written off by reversing interest income when the receivable becomes 90 days past due.
Investment Income (Loss)
Net investment income (loss) was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Fixed maturity securities	$1,346	$1,192	$3,837	$4,063
Short-term investments	727	1,344	2,878	3,991
Loans	—	24	—	93
Other investments	70	199	(33)	120
Investment expense	(109)	(93)	(416)	(177)
Total net investment income (loss)	$2,034	$2,666	$6,266	$8,090
Net investment income (loss) from Other investments primarily represents changes in the fair value of equity securities, including income from an investment in a limited partnership and other equity interests accounted for under the equity method.
Net Investments Gains (Losses), including Impairments
Realized gains and losses on the sale of investments are determined on a first-in-first-out basis. The following table details amounts included in net investment gains (losses) and

Octave Specialty Group, Inc.	18	Third Quarter 2026 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Octave Specialty Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
impairments included in Revenues, other, on the Consolidated Statements of Income (Loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Gross realized gains on securities	$—	$512	$67	$514
Gross realized losses on securities	—	(5)	(2)	(7)
Credit impairments	(900)	—	(900)	—
Net investment gains (losses), including impairments	$(900)	$507	$(835)	$507
Octave did not purchase any financial assets with credit deterioration for the three and nine months ended September 30, 2026 and 2025.
Deposits with Regulators and Other Restrictions
Securities with a carrying value of $37,042 and $34,016, at September 30, 2026 and December 31, 2025, respectively, were deposited by Octave's insurance subsidiaries with governmental authorities or designated custodian banks as required by laws affecting insurance companies. Fixed maturity securities with a carrying value of $149 and $153, at September 30, 2026 and December 31, 2025, respectively, were deposited as security in connection with a letter of credit issued for a corporate office lease. Fiduciary funds held by Octave's insurance distribution subsidiaries, carried at $1,842 and $2,656, at September 30, 2026 and December 31, 2025, respectively, are included in invested assets.
Short-Term Investments
Short-term investments consisted of the following:

	September 30, 2026	December 31, 2025
Money market funds	$92,464	$135,916
Short-term certificates of deposit	945	1,300
U.S. government securities	—	9,226
Total short-term investments	93,408	146,442
Other Investments
Octave's investment portfolio includes a limited partnership interest in a private equity fund that seeks to generate long-term capital appreciation through investments in private equity, equity-related and other instruments. The fair value of Octave's investment in the fund was $7,913 and $7,454 as of September 30, 2026 and December 31, 2025, respectively, determined using net asset value ("NAV") as a practical expedient. Redemptions of this fund are not permitted. Octave's unfunded commitments total $1,354 on this private equity fund at September 30, 2026.
Other investments also include private preferred equity investments with a carrying value of $16,618 and $17,517 as of September 30, 2026 and December 31, 2025, respectively, that do not have readily determinable fair values and are carried at cost, less any impairments, as permitted under the Investments — Equity Securities Topic of the ASC. There were $900 in impairments recorded on these investments in the three and nine months ended September 30, 2026. There were no impairments recorded on these investments in the three and nine months ended September 30, 2025.

Octave Specialty Group, Inc.	19	Third Quarter 2026 Form 10-Q

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

The Fair Value Measurement Topic of the ASC permits, as a practical expedient, the estimation of fair value of certain investments in funds using the net asset value (“NAV”) per share of the investment or its equivalent. Investments in funds valued using NAV are not categorized as Level 1, 2 or 3 under the fair value hierarchy. The Investments — Equity Securities Topic of the ASC permits the measurement of certain equity securities without a readily determinable fair value at cost, less impairment, and adjusted to fair value when observable price changes in identical or similar investments from the same issuer occur (the "measurement alternative"). The fair values of investments measured under this measurement alternative are not included in the below disclosures of fair value of financial instruments.
The following table sets forth the carrying amount and fair value of Octave's financial assets and liabilities as of September 30, 2026 and December 31, 2025, including the level within the fair value hierarchy at which fair value measurements are categorized. As required by the Fair Value Measurement Topic of the ASC, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2026					December 31, 2025
	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:			Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
			Level 1	Level 2	Level 3			Level 1	Level 2	Level 3
Financial assets:
Fixed maturity securities:
Municipal obligations	$9,260	$9,260	$—	$9,260	$—	$11,590	$11,590	$—	$11,590	$—
Corporate obligations	71,875	71,875	—	71,875	—	66,573	66,573	—	66,573	—
U.S. government obligations	41,602	41,602	41,602	—	—	35,424	35,424	35,424	—	—
Residential mortgage-backed securities	2,244	2,244	—	2,244	—	1,597	1,597	—	1,597	—
Commercial mortgage-backed securities	4,516	4,516	—	4,516	—	3,341	3,341	—	3,341	—
Collateralized debt obligations	1,261	1,261	—	1,261	—	1,975	1,975	—	1,975	—
Other asset-backed securities	1,376	1,376	—	1,376	—	1,795	1,795	—	1,795	—
Short term investments	93,408	93,408	93,408	—	—	146,442	146,442	146,442	—	—
Other investments (1)	24,531	7,913	—	—	—	24,971	7,454	—	—	—
Cash, cash equivalents and restricted cash	79,148	79,148	79,148	—	—	68,440	68,440	68,440	—	—
Derivative assets:
FX forward contracts	102	102	—	102	—	—	—	—	—	—
Total financial assets	$329,323	$312,705	$214,158	$90,634	$—	$362,148	$344,631	$250,306	$86,871	$—
Financial liabilities:
Long term debt, including accrued interest	$154,797	$157,655	$—	$—	$157,655	$118,901	$121,343	$—	$—	$121,343
Derivative liabilities:
FX forward contracts	—	—	—	—	—	8	8	—	8	—
Total financial liabilities	$154,797	$157,655	$—	$—	$157,655	$118,909	$121,351	$—	$8	$121,343
(1)Excluded from the fair value measurement categories in the table above are investment funds of $7,913 and $7,454 as of September 30, 2026 and December 31, 2025, respectively, which are measured using NAV as a practical expedient. Also excluded from the fair value amounts in the table above are private preferred equity securities with a carrying value of $16,618 and $17,517 as of September 30, 2026 and December 31, 2025, respectively, that do not have readily determinable fair values and have carrying amounts determined using the measurement alternative.

Octave Specialty Group, Inc.	20	Third Quarter 2026 Form 10-Q

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
Other Investments
Other investments include an investment in a limited partnership, which holds pooled investment funds, that is carried under the equity method using NAV as a practical expedient as permitted under the Fair Value Measurement Topic of the ASC. Refer to Note 4. Investments for additional information about such investments in pooled funds that are reported at fair value using NAV as a practical expedient.
Derivative Instruments
At September 30, 2026 and December 31, 2025, Octave has foreign exchange ("FX") forward contracts. The fair value of FX forward contracts is determined using valuation models with observable market inputs.
Debt
Debt consists of a Secured Overnight Financing Rate ("SOFR")-indexed borrowing. The fair value of debt approximates the principal amount outstanding including accrued interest.

Octave Specialty Group, Inc.	21	Third Quarter 2026 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Octave Specialty Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
6.    INSURANCE CONTRACTS
Premiums
The effects of reinsurance on premiums written and earned were as follows:

	Three Months Ended September 30,
	2026		2025
	Written	Earned	Written	Earned
Direct	$95,235	$87,150	$89,780	$83,058
Assumed	3,607	5,200	7,405	8,053
Ceded	73,209	66,534	79,408	74,084
Net premiums	$25,633	$25,816	$17,777	$17,027

	Nine Months Ended September 30,
	2026		2025
	Written	Earned	Written	Earned
Direct	$282,477	$254,935	$256,820	$243,104
Assumed	14,782	20,120	23,527	22,556
Ceded	216,035	207,489	229,360	216,752
Net premiums	$81,224	$67,566	$50,987	$48,908

Premium Receivables, including Credit Impairments
Premium receivables at September 30, 2026 and December 31, 2025, were $92,036 and $75,085, respectively. Management evaluates premium receivables for expected credit losses ("credit impairment") in accordance with the CECL standard, which is further described in Note 2. Basis of Presentation and Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Below are rollforwards of the premium receivable allowance for credit losses:

Nine Months Ended September 30,	2026	2025
Beginning balance	$500	$142
Current period provision	—	58
Write-offs of the allowance	—	—
Recoveries of previously written-off amounts	—	—
Ending balance	$500	$200
At September 30, 2026 and December 31, 2025, $8,727 and $6,781 of premiums were past due, respectively.
Loss and Loss Adjustment Expense Reserves
Below are loss and loss reserve expense rollforwards, net of subrogation recoverable and reinsurance:

Nine Months Ended September 30,	2026	2025
Beginning gross loss and loss adjustment expense reserves	$459,990	$349,062
Reinsurance recoverable	375,722	270,081
Beginning balance of net loss and loss adjustment expense reserves	84,268	78,981
Losses and loss expenses:
Current year	38,022	31,577
Prior years	9,734	4,283
Total (1)	47,756	35,860
Loss and loss adjustment expenses paid (recovered):
Current year	6,753	4,263
Prior years	33,862	27,814
Total	40,615	32,077
Ending net loss and loss adjustment expense reserves	91,409	82,764
Reinsurance recoverable (2)	432,178	354,775
Ending gross loss and loss adjustment expense reserves	$523,587	$437,539
(1)Total losses and loss adjustment expense (benefit) are net of $(155,601) and $(166,959) for ceded reinsurance for the nine months ended September 30, 2026 and 2025, respectively.
(2)Represents reinsurance recoverable on future loss and loss adjustment expenses. Additionally, the Balance Sheet line "Reinsurance recoverable on paid and unpaid losses" includes reinsurance recoverables of $101,601 and $85,687 as of September 30, 2026 and 2025, respectively, related to previously paid loss and loss adjustment expenses.
The unfavorable losses incurred development on prior accident years for the nine months ended September 30, 2026, was primarily driven by $2,125 of net losses and $5,787 of LAE (legal expenses) from the settlement during the three months ended March 31, 2026, of a potential litigation matter related to an insurance claim, whereas the unfavorable losses incurred development for prior accident years for the nine months ended September 30, 2025, was primarily driven by increased commercial auto loss experience for programs in run-off and excess liability claims.

Octave Specialty Group, Inc.	22	Third Quarter 2026 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Octave Specialty Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
Specialty Property & Casualty Loss Reserves
Claims Development
The following is a summary of loss and loss adjustment expense reserves, including certain components, for the Company’s major product lines by reporting segment at September 30, 2026:

September 30, 2026	Net Loss and Loss Adjustment Expense Reserves	Reinsurance Recoverables on Unpaid Losses (1)	Loss and Loss Adjustment Reserves (1)
Commercial auto	$17,146	$134,338	$151,484
Excess liability	22,434	140,488	162,923
General liability	14,326	47,702	62,027
Workers compensation	17,909	—	17,909
Non-standard personal auto	1,706	184	1,890
Professional liability	3,591	46,383	49,975
Multi-peril / business owners (BOP)	7,030	18,468	25,498
Surety	1,919	10,678	12,598
Unallocated loss adjustment expense reserves	4,644	11,535	16,179
Other	704	22,402	23,106
Total	$91,409	$432,178	$523,587
(1)Other includes $19,297 related to legacy liabilities obtained from the acquisitions of Providence Washington Insurance Company, Greenwood Insurance Company, and Consolidated Specialty Insurance Company. All legacy liabilities remain obligations of affiliates of the sellers through reinsurance and contractual indemnities.
Reinsurance Recoverables, Including Credit Impairments
Everspan’s reinsurance assets, including deferred ceded premiums and reinsurance recoverables on losses, amounted to $688,590 at September 30, 2026. Credit exposure existed at September 30, 2026, with respect to reinsurance recoverables to the extent that any reinsurer may not be able to reimburse Everspan under the terms of these reinsurance arrangements. At September 30, 2026, there were ceded reinsurance balances payable of $100,177 offsetting this credit exposure. Contractually ceded reinsurance payables can only be offset against amounts owed from the same reinsurer in the event that such reinsurer is unable to meet its obligations to reimburse Everspan.
To minimize its credit exposure to losses from reinsurer insolvencies, Everspan (i) is entitled to receive collateral from its reinsurance counterparties in certain reinsurance contracts and (ii) has certain cancellation rights that can be exercised by Everspan in the event of rating agency downgrades of a reinsurer (among other events and circumstances). Everspan held letters of credit and collateral amounting to $87,102 from its reinsurers at September 30, 2026. For those reinsurance counterparties that do not currently post collateral, Everspan's reinsurers are well capitalized, highly rated, authorized capacity providers.
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
At September 30, 2026, our top ten reinsurers represented 64.1% of our total reinsurance recoverables on paid and unpaid losses. These reinsurance recoverables were primarily from reinsurers with applicable ratings of A or better. The following table sets forth our ten most significant reinsurers by amount of reinsurance recoverables as of September 30, 2026:

Reinsurers	Rating (1)	Reinsurance Recoverable (2)	Unsecured Recoverable (3)
General Reins Corp	A++	$119,462	$91,325
Munich Reinsurance America, Inc.	A+	96,339	86,984
Lloyds Syndicate 566	A+	18,323	—
Transatlantic Reinsurance Company	A++	17,734	15,013
Everest Reinsurance Company	A+	17,684	17,782
Guarantor Captive Insurance Company, Inc.	NR	16,823	—
QBE Insurance Corporation	A	16,429	16,429
QBE Reinsurance Corporation	A	14,562	10,145
Accident Fund Insurance Company of America	A	12,366	10,853
Swiss Reinsurance America Corporation	A+	12,109	11,115
All other reinsurers		191,848	108,755
Total recoverables		$533,679	$368,401
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
As of September 30, 2026 and December 31, 2025, Everspan has uncollateralized credit exposure to reinsurers of $368,501 and $311,795, respectively, and has recorded an allowance for credit losses of less than a million at September 30, 2026 and December 31, 2025. The uncollateralized credit exposure to reinsurers includes legacy liabilities obtained from the acquisitions of PWIC and the other admitted carriers acquired by Everspan on January 3, 2022, of $19,297 and $23,530 at September 30, 2026 and December 31, 2025, respectively. All legacy liabilities remain with affiliates of sellers through reinsurance and contractual indemnities.

Octave Specialty Group, Inc.	23	Third Quarter 2026 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Octave Specialty Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
7.    DERIVATIVE INSTRUMENTS
The following table summarizes the gross fair values of individual derivative instruments and the impact of legal rights of offset as reported in the Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025:

	September 30, 2026					December 31, 2025
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Collateral Received / Pledged not Offset in the Consolidated Balance Sheet	Net Amount	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Collateral Received / Pledged not Offset in the Consolidated Balance Sheet	Net Amount
Other assets:
FX forwards	102	—	102	—	102	—	—	—	—	—
Total derivative assets	$102	$—	$102	$—	$102	$—	$—	$—	$—	$—
Other liabilities:
FX forwards	—	—	—	—	—	8	—	8	—	8
Total derivative liabilities	$—	$—	$—	$—	$—	$8	$—	$8	$—	$8
The following table summarizes the location and amount of gains and losses of derivative contracts in the Consolidated Statements of Income (Loss):

	Location of Gain (Loss) Recognized in Consolidated Statements of Income (Loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
Derivatives:
FX forwards	Revenues, other	$(85)	$21	$(305)	$1,128
Total derivatives		$(85)	$21	$(305)	$1,128

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

Information about FX forward contracts as of September 30, 2026 and December 31, 2025, is summarized below:

Derivative Type	Weighted-Average Remaining Term (years)	Face Amount (Buy)	Face Amount (Sell)	Fair Value Asset (Liability)
September 30, 2026
FX Forwards-Buy GBP/Sell USD	0.90	26,177	34,700	84
FX Forwards-Buy GBP/Sell CAD	0.22	384	800	18
December 31, 2025
FX Forwards-Buy GBP/Sell USD	1.39	17,876	24,000	(6)
FX Forwards-Buy GBP/Sell CAD	0.73	1,530	2,800	(2)

Octave Specialty Group, Inc.	24	Third Quarter 2026 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Octave Specialty Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
8.    GOODWILL AND INTANGIBLE ASSETS
The following table presents rollforwards of goodwill:

	September 30, 2026	December 31, 2025
Beginning balance	$540,345	$418,234
Business acquisitions	—	95,357
Gain (loss) on foreign currency translation	(6,180)	26,754
Ending balance	$534,165	$540,345
Intangible assets, less accumulated amortization, consisted of the following as of September 30, 2026 and December 31, 2025:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
September 30, 2026
Finite-lived intangible assets:
Customer relationships	$503,957	$94,934	$409,023
Non-compete agreements	1,350	1,350	—
Trade names	19,241	3,642	15,599
Total finite-lived intangible assets	524,548	99,926	424,622
Indefinite-lived intangible assets:
Insurance licenses	11,213	—	11,213
Total intangible assets	$535,761	$99,926	$435,835

December 31, 2025
Finite-lived intangible assets:
Customer relationships	$509,197	$62,362	$446,835
Non-compete agreements	1,350	1,350	—
Trade names	19,383	2,433	16,950
Total finite-lived intangible assets	529,930	66,145	463,785
Indefinite-lived intangible assets:
Insurance licenses	11,213	—	11,213
Total intangible assets	$541,143	$66,145	$474,998
9.    DEBT
2025 Credit Facility
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
On April 1, 2026, the Company entered into the First Amendment to the 2025 Credit Facility, which provided an additional term loan of $40,000, constituting the same class, type and tranche as the existing term loan, with the same maturity date, and is fully fungible therewith. Following the additional borrowing and scheduled principal repayments on the term loan, the total principal amount outstanding on the term loan was $137,625 as of September 30, 2026. Proceeds from the additional term loan were used to help fund the acquisition of redeemable NCI in April 2026, (refer to Note 1. Background and Business Description for additional details regarding the acquisition of redeemable NCI).
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
The following table presents ID commission income disaggregated by policy type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Accident & Health	$15,052	$6,753	$60,998	$20,226
Specialty Auto	6,217	6,485	15,253	14,245
Other Professional	4,716	3,086	12,577	10,064
Marine & Energy	813	904	3,628	4,246
Niche Specialty Risks	2,797	3,300	10,393	10,273
Property	5,668	3,666	21,926	17,558
Reinsurance	1,720	3,868	4,376	11,803
Environmental	1,846	620	5,778	3,417
Professional D&O	2,724	1,840	8,004	4,841
Surety	5,995	5,327	15,974	6,599
Misc. Specialty	467	210	7,014	(120)
Total	$48,015	$36,059	$165,921	$103,152
Revenue of $6,980 and $4,855 for the three months ended September 30, 2026 and 2025, respectively, and $22,255 and $14,291 for the nine months ended September 30, 2026 and 2025, respectively, was recognized in accordance with ASC 606 and reported in Servicing and other fees on the Consolidated Statements of Income (Loss).
The amount of revenue recognized related to performance obligations satisfied in a previous period, inclusive of changes due to estimates, was $357 and $314, during the three months ended September 30, 2026 and 2025, respectively, and $4,175 and $2,870, during the nine months ended September 30, 2026 and 2025, respectively.
Receivables, Contract Assets and Liabilities
The balances of receivables, contract assets and contract liabilities with customers as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026	December 31, 2025
Receivables	$94,613	$86,609
Contract assets	47,665	31,757
Contract liabilities	4,706	2,954
Contract assets and Contract liabilities are reported in Other assets and Other liabilities, respectively, on the Consolidated Balance Sheets.

Octave Specialty Group, Inc.	25	Third Quarter 2026 Form 10-Q

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
Contract liabilities include estimated future sub-producer commissions recognized as expense upon placement of the policy, but not yet due. Contract liabilities also include payments received in advance of performance under the contract before the transfer of a service to the customer, primarily related to claims servicing performed under certain MGA contracts, which typically occurs between 17 and 20 months from contract inception. Revenue recognized during the three months ended September 30, 2026 and 2025, that was included in the contract liability balance as of the beginning of each period was $136 and $133, respectively. Revenue recognized during the nine months ended September 30, 2026 and 2025, that was included in the contract liability balance as of the beginning of each period was $552 and $606, respectively.
11.    COMPREHENSIVE INCOME (LOSS)
The following tables detail the changes in the balances of each component of Accumulated other comprehensive income (loss) ("AOCI"):

	Three Months Ended September 30, 2026				Three Months Ended September 30, 2025
	Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Gain (Loss) on Foreign Currency Translation (1)	Credit Risk Changes of Fair Value Option Liabilities (1) (2)	Total	Unrealized Gains (Losses) on Available- for-Sale Securities (1)	Gain (Loss) on Foreign Currency Translation (1)	Credit Risk Changes of Fair Value Option Liabilities (1) (2)	Total
Beginning balance	$(3,032)	$6,324	$—	$3,292	$(7,176)	$(63,931)	$(523)	$(71,630)
Other comprehensive income (loss) before reclassifications	(4,396)	(36)	—	(4,432)	25,646	(26,110)	—	(464)
Amounts reclassified from AOCI	—	—	—	—	(20,357)	99,354	523	79,520
Net current period other comprehensive income (loss)	(4,396)	(36)	—	(4,432)	5,289	73,244	523	79,056
Ending balance	$(7,428)	$6,288	$—	$(1,140)	$(1,887)	$9,313	$—	$7,426

	Nine Months Ended September 30, 2026				Nine Months Ended September 30, 2025
	Unrealized Gains (Losses) on Available- for-Sale Securities (1)	Gain (Loss) on Foreign Currency Translation (1)	Credit Risk Changes of Fair Value Option Liabilities (1) (2)	Total	Unrealized Gains (Losses) on Available- for-Sale Securities (1)	Gain (Loss) on Foreign Currency Translation (1)	Credit Risk Changes of Fair Value Option Liabilities (1) (2)	Total
Beginning balance	$(1,492)	$9,975	$—	$8,483	$(21,136)	$(166,191)	$(1,109)	$(188,436)
Other comprehensive income before reclassifications	(6,001)	(3,687)	—	(9,688)	25,949	76,150	—	102,099
Amounts reclassified from AOCI	65	—	—	65	(6,700)	99,354	1,109	93,763
Net current period other comprehensive income	(5,936)	(3,687)	—	(9,623)	19,249	175,504	1,109	195,862
Ending balance	$(7,428)	$6,288	$—	$(1,140)	$(1,887)	$9,313	$—	$7,426
(1)All amounts are net of tax and NCI. Amounts in parentheses indicate reductions to AOCI.
(2)Represents the changes in fair value attributable to instrument-specific credit risk of liabilities for which the fair value option is elected.

Octave Specialty Group, Inc.	26	Third Quarter 2026 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Octave Specialty Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
Reclassifications out of AOCI and into earnings were as follows:

Details about AOCI Components	Amount Reclassified from AOCI				Affected Line Item in the Consolidated Statements of Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Unrealized gains (losses) on available-for-sale securities
	$—	$(6,362)	$65	$12,108	Revenues, other
	—	962	—	(3,851)	Provision for income taxes
	—	(14,957)	—	(14,957)	Net loss on discontinued operations
	$—	$(20,357)	$65	$(6,700)	Net of tax and noncontrolling interest
Gain (loss) on foreign currency translation
	$—	$99,354	$—	$99,354	Net loss on discontinued operations
	$—	$99,354	$—	$99,354	Net of tax and noncontrolling interest
Credit risk changes of fair value option liabilities
	$—	$(191)	$—	$590	Credit risk changes of fair value option liabilities
	—	16	—	(179)	Provision for income taxes
	—	698	$—	698	Net loss on discontinued operations
	$—	$523	$—	$1,109	Net of tax and noncontrolling interest
Total reclassifications for the period	$—	$79,520	$65	$93,763	Net of tax and noncontrolling interest
12.    NET INCOME PER SHARE
As of September 30, 2026, 45,054,674 shares of OSG's common stock (par value $0.01) and a warrant entitling the holder to acquire up to 3,395,138 shares of common stock at an exercise price of $18.50 per share were issued and outstanding. The warrant allows the holder to convert the warrant at its Black-Scholes value, which may be settled at OSG's election in shares of OSG common stock or cash, or combination of both. Common shares outstanding increased by 49,390 during the nine months ended September 30, 2026, due to shares issued in connection with employee stock compensation.
Share Repurchases
On November 12, 2024, Octave's Board of Directors authorized a share repurchase program, under which Octave may opportunistically repurchase up to $50,000 of the Company’s common shares at management’s discretion over the period ending on December 31, 2026.
The following table shows shares repurchased by year:

($ in thousands, except per share)	Year Ended December 31,		YTD 2026
	2024	2025
Shares repurchased	937,141	3,434,745	0
Total cost	$11,678	$29,942	$—
Average purchase price per share	$12.48	$8.72	$—
Unused authorization amount			$8,449
Earnings Per Share Calculation
The numerator of the basic and diluted earnings per share computation represents net income (loss) attributable to common stockholders, adjusted by the retained earnings effects of changes in carrying value of redeemable NCI to the redemption amount under ASC 480 and remeasurement of NCI carrying value to fair value upon a reclassification of NCI shares to redeemable NCI. Adjustments to the carrying value of redeemable NCI are further described in the Redeemable NCI section of Note 1. Background and Business Description.
The following table provides a reconciliation of net income (loss) attributable to common stockholders to the numerator in the basic and diluted earnings (loss) per share calculation, together with the resulting earnings (loss) per share ("EPS") amounts for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss) attributable to common stockholders	$(13,797)	$(112,620)	$(35,077)	(231,710)
Fair value and redemption value adjustment for NCI (ASC 480)	(244)	445	(174)	(10,157)
Numerator of basic and diluted EPS	$(14,041)	$(112,175)	$(35,251)	(241,867)
Per share:
Basic	$(0.31)	$(2.33)	$(0.78)	$(5.05)
Diluted	$(0.31)	$(2.33)	$(0.78)	$(5.05)
The denominator of the basic earnings (loss) per share computation represents the daily weighted-average common shares outstanding ("WASO") plus vested restricted stock units and performance stock units (together, "Basic Weighted-Average Shares Outstanding"). The denominator of diluted earnings (loss) per share adjusts the Basic WASO for all potential dilutive common shares outstanding during the period. All potential dilutive common shares outstanding consider common stock deliverable pursuant to warrants, employee options, unvested restricted stock units and unvested performance stock units granted under existing compensation plans.
In determining diluted net income (loss) per share, whether net income from continuing operations is positive or negative controls whether dilutive shares are included in the determination. For all periods presented, net income from continuing operations

Octave Specialty Group, Inc.	27	Third Quarter 2026 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Octave Specialty Group, Inc. and Subsidiaries
(Dollar Amounts in Thousands, Except Per Share Amounts)
was negative, a net loss. Accordingly, since including dilutive shares would dilute the loss from continuing operations, no dilutive shares are included in any of the per share calculations.
The following table provides a reconciliation of the weighted-average shares used for basic net income (loss) per share to the weighted-average diluted shares used for diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic WASO denominator	45,419,403	48,106,069	45,371,409	47,862,071
Effect of potential dilutive shares :
Warrants	—	—	—	—
Options	—	—	—	—
Restricted stock units	—	—	—	—
Performance stock units (1)	—	—	—	—
Diluted WASO denominator	45,419,403	48,106,069	45,371,409	47,862,071
Anti-dilutive shares excluded from the above reconciliation:
Warrants (2)	3,395,138	—	4,178,631	—
Options (2)	1,134,500	—	1,134,500	—
Restricted stock units	399,499	170,982	426,501	183,058
Performance stock units (1)	232,275	—	234,729	—
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
maintains a full valuation allowance on OSG's U.S. net deferred tax assets.
Consolidated Pretax Income (Loss)
U.S. and foreign components of pretax income (loss) from continuing operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
U.S.	$(13,063)	$(26,385)	$(37,766)	$(51,962)
Foreign	(316)	(5,694)	9,372	(18,198)
Total	$(13,379)	$(32,079)	$(28,394)	$(70,160)
Provision (Benefit) for Income Taxes
The components of the provision (benefit) for income taxes from continuing operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Current taxes
U.S. state and local	$—	$—	$—	$—
Foreign	2,298	1,824	7,330	4,600
Total Current taxes	2,298	1,824	7,330	4,600
Deferred taxes
U.S. federal and state	(132)	(483)	(469)	(2,636)
Foreign	(2,687)	(2,582)	(7,378)	(5,994)
Total Deferred taxes	(2,819)	(3,065)	(7,847)	(8,630)
Provision (benefit) for income taxes	$(521)	$(1,241)	$(517)	$(4,030)
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

Octave Specialty Group, Inc.	28	Third Quarter 2026 Form 10-Q

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
Current Litigation
Dwight Jereczek and Stanley Elliott, individually and on behalf of all others similarly situated v. MBIA Inc., Ambac Financial Group, Inc., Ambac Assurance Corporation, MBIA Insurance Corporation, and National Public Finance Guarantee Corporation (United States District Court for the District of Connecticut, filed on February 12, 2025). This putative class action is brought on behalf of all persons who, between October 19, 2018 and February 12, 2019, held bonds issued by the Puerto Rico Sales Tax Financing Corporation (“COFINA”) and insured by defendants under financial guaranty insurance policies. Plaintiffs allege that defendants improperly used their role in the COFINA restructuring to alter contracts with insured bondholders, resulting in such bondholders receiving less than they contracted for under the insurance policies. Plaintiffs assert claims for breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, and bad faith refusal to pay first-party benefits under an insurance contract. Plaintiffs seek an unspecified amount of damages with interest thereon, disgorgement of profits, declaratory judgment and a permanent injunction against violations of law. On February 13, 2026, the Court dismissed the claims against Ambac Financial Group, Ambac Assurance Corporation, MBIA Insurance Corporation, and National Public Finance Guarantee Corporation for lack of personal jurisdiction; and dismissed, without prejudice, claims against MBIA Inc. for failure to state a claim. On March 6, 2026, plaintiffs filed a second amended complaint asserting claims solely against MBIA Inc. MBIA Inc. moved to dismiss the second amended complaint or, in the alternative, to transfer the action to the Title III court. The motion has been fully briefed. If dismissed, Plaintiffs may seek to appeal the dismissal of their claims, including as against the Company.

Octave Specialty Group, Inc.	29	Third Quarter 2026 Form 10-Q

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

Octave Specialty Group, Inc.	30	Third Quarter 2026 Form 10-Q

OVERVIEW
($ in thousands)
The Company's continuing operations include two segments, financial highlights of which are summarized below along with other recent developments.

	Three Months Ended September 30, 2026					Three Months Ended September 30, 2025
	Reportable Segments					Reportable Segments
	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Eliminations	Total	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Eliminations	Total
Premiums placed		$293,362		$(11,957)	$281,405		$245,394		$—	$245,394
Gross premiums written	$98,842				$98,842	$97,185			$—	$97,185
Net premiums written	$25,633				$25,633	$17,777			$—	$17,777

Total revenues	$30,901	$58,364	$(652)	$(3,270)	$85,343	$22,774	$43,222	$610	$—	$66,606
Total expenses	$29,529	$62,004	$10,224	$(3,035)	$98,722	$22,819	$48,969	$26,897	$—	$98,685
Pretax income (loss)	$1,372	$(3,640)	$(10,876)	$(235)	$(13,379)	$(45)	$(5,747)	$(26,287)	$—	$(32,079)
EBITDA	$1,372	$11,042	$(10,532)	$(235)	$1,647	$(45)	$9,855	$(25,958)	$—	$(16,148)
Adjusted EBITDA	$2,214	$12,255	$(7,101)	$(235)	$7,133	$49	$9,955	$(8,893)	$—	$1,111
Net income (loss) attributable to shareholders	$1,271	$(4,196)	$(10,779)	$(93)	$(13,797)	$(53)	$(5,398)	$(26,279)	$—	$(31,730)
EBITDA attributable to shareholders	$1,372	$7,446	$(10,532)	$(93)	$(1,807)	$(45)	$5,928	$(25,958)	$—	$(20,075)
Adjusted EBITDA attributable to shareholders	$2,214	$8,313	$(7,101)	$(93)	$3,333	$49	$5,988	$(8,893)	$—	$(2,856)

	Nine Months Ended September 30, 2026					Nine Months Ended September 30, 2025
	Reportable Segments					Reportable Segments
	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Eliminations	Total	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Eliminations	Total
Premiums placed		$1,034,562		$(19,657)	$1,014,905		$728,493		$—	$728,493
Gross premiums written	$297,260				$297,260	$280,347			$—	$280,347
Net premiums written	$81,224				$81,224	$50,988			$—	$50,988

Total revenues	$82,603	$195,308	$(75)	$(5,328)	$272,508	$65,335	$117,261	$1,723	$—	$184,319
Total expenses	$88,269	$183,009	$34,404	$(4,780)	$300,902	$63,258	$135,420	$55,801	$—	$254,479
Pretax income (loss)	$(5,666)	$12,299	$(34,479)	$(548)	$(28,394)	$2,077	$(18,159)	$(54,078)	$—	$(70,160)
EBITDA	$(5,666)	$55,746	$(33,558)	$(548)	$15,974	$2,077	$26,640	$(53,005)	$—	$(24,288)
Adjusted EBITDA	$5,589	$60,579	$(21,654)	$(548)	$43,966	$2,319	$26,647	$(26,652)	$—	$2,314
Net income (loss) attributable to shareholders	$(5,300)	$5,258	$(34,742)	$(293)	$(35,077)	$1,799	$(16,529)	$(53,692)	$—	$(68,422)
EBITDA attributable to shareholders	$(5,666)	$39,583	$(33,558)	$(293)	$66	$2,077	$15,508	$(53,005)	$—	$(35,420)
Adjusted EBITDA attributable to stockholders	$5,589	$43,445	$(21,654)	$(293)	$27,087	$2,319	$15,599	$(26,652)	$—	$(8,734)
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
Acquisition of ArmadaCare
On October 31, 2025, the Company closed on the acquisition of ArmadaCare for a purchase price of $250,000. The Company purchased all of the issued and outstanding limited liability company interests in ArmadaCare from Sirius Re Holdings, Inc. and Sirius Acquisitions Holding Company, funded in part by $120,000 of loans obtained under new credit facilities. Refer to
Note 4. Business Combinations of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2025, for further details on the acquisition of ArmadaCare.
ArmadaCare includes an MGA/U that focuses on supplemental health and benefit products for C-suite executives and other key talent. ArmadaCare creates and distributes supplemental benefit solutions and insurance products. ArmadaCare's differentiated product offering in the A&H market provides both line of business and product diversification to the Company, while also increasing exposure to non-correlated A&H business lines. ArmadaCare also provides clients with tools to navigate the healthcare system, including services that help match individuals with physicians suited to their personal needs, and maintains a provider of third-party administration services for insurance carriers that distribute the benefit products and handle claims.
Pivix
Effective September 1, 2025, OSG's wholly owned subsidiary, Octave Partners, LLC ("Octave Partners"), exercised its option to convert its $3,500 convertible note investment in Pivix Specialty

Octave Specialty Group, Inc.	31	Third Quarter 2026 Form 10-Q

Insurance Services, Inc. ("Pivix"), an excess and surplus lines MGA/U, into common stock. As a result, Octave Partners now has an approximately 74% controlling stake in Pivix when combined with its previous 17% minority equity interest, and includes Pivix in its consolidated financial statements.
Acquisitions of Additional Ownership of ID Subsidiaries
During the first quarter of 2026, the minority owners of Octave Ventures exercised their option to put a portion of their remaining interest, representing 10% of Octave Ventures, to OSG. As a result, OSG acquired an additional 10% of Octave Ventures increasing its ownership to 70% as of March 31, 2026. In addition, select minority owners of certain MGAs underlying Octave Ventures exercised their put options with respect to a portion of their ownership interests and OSG acquired an additional stake in Capacity Marine Corporation. These transactions had no impact on our first quarter results of operations and were reflected in our results of operations beginning with the second quarter of 2026. See Note 1. Background and Business Description - Redeemable Noncontrolling Interest for further information.
Sale of Providence Washington Insurance Company
On October 23, 2026, Octave announced that it entered into an agreement to sell Providence Washington Insurance Company ("PWIC"); one of Everspan's admitted shell insurance carriers. Closing of the sale is subject to customary closing conditions and required regulatory approvals. The sale is not expected to have an impact on Everspan's capabilities, while it is expected to reduce Everspan's overall operating costs and improve tangible book value by approximately $11 million.
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
Results of Operations
Consolidated Results
A summary of our financial results is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Gross premiums written	$98,842	$97,185	$297,260	$280,347
Net premiums written	25,633	17,777	81,224	50,988
Revenues:
Net premiums earned	$25,816	$17,027	$67,566	$48,908
Commissions (1)	48,015	36,059	165,921	103,152
Servicing and other fees	6,980	4,855	22,255	14,291
Program fees	3,569	3,590	10,506	10,739
Investment income	2,034	2,666	6,266	8,090
Other	(1,071)	2,408	(6)	(862)
Total revenues	85,343	66,606	272,508	184,319
Expenses:
Losses and loss adjustment expenses	14,731	14,386	47,756	35,860
Policy acquisition costs (1)	7,213	3,491	19,943	11,031
Commissions (1)	9,755	11,167	32,268	28,935
General and administrative	51,997	53,710	156,567	132,781
Intangible amortization and depreciation	12,314	9,746	36,792	28,663
Interest	2,712	6,185	7,576	17,209
Total expenses	98,722	98,685	300,902	254,479
Provision (benefit) for income taxes from continuing operations	(521)	(1,241)	(517)	(4,030)
Net income (loss) from continuing operations	(12,858)	(30,838)	(27,877)	(66,130)
Net income (loss) from discontinued operations, net of income taxes	—	(80,890)	—	(163,288)
Net income (loss)	(12,858)	(111,728)	(27,877)	(229,418)
Net (gain) loss attributable to noncontrolling interest	(939)	(892)	(7,200)	(2,292)
Net income (loss) attributable to shareholders	$(13,797)	$(112,620)	$(35,077)	$(231,710)
(1)    Excludes $3,270 and $5,328 of commission income, $313 and $436 of policy acquisition costs and $2,722 and $4,344 of commission expense related to intersegment activities, which are eliminated for consolidation, for the three and nine months ended September 30, 2026, respectively. Refer to Note 2. Segment Information for additional information.
Octave's results for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, were materially impacted by the following:
•Transactions within the ID segment
◦Effective March 31, 2026, the minority owners of Octave Ventures exercised their option to put a portion of their remaining interest, representing 10% of Octave Ventures, to OSG.
◦Effective October 31, 2025, Octave acquired 100% of ArmadaCare. In connection with the acquisition, Octave borrowed $120,000 under a new bank funded credit

Octave Specialty Group, Inc.	32	Third Quarter 2026 Form 10-Q

facility. On April 1, 2026, Octave borrowed an additional $40,000 under the credit facility in connection with the acquisition of an additional 10% of Octave Ventures. Refer to Note 9. Debt of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further detail on these credit facility borrowings.
◦Effective September 1, 2025, Octave exercised its option to convert its $3,500 convertible note investment in start-up MGA Pivix Specialty Insurance Service, Inc. ("Pivix"), resulting in an approximate 74% ownership interest and inclusion of Pivix in our consolidated results.
•The sale of AAC
◦On September 29, 2025, Octave completed the sale of its legacy financial guarantee business. AAC's results, including Octave's loss on the sale of AAC are reported within discontinued operations. Refer to Note 3. Discontinued Operations of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Note 5. Discontinued Operations of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2025, and for further details on the sale and results for the three and nine months ended September 30, 2025.
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
The following describes the consolidated results of continuing operations of Octave and its subsidiaries for the three and nine months ended September 30, 2026 and 2025.
Gross Premiums Written Gross premiums written increased $1,657 and increased $16,913 for the three and nine months ended September 30, 2026, respectively, compared to the same periods of the prior year.
The increase for the three months ended September 30, 2026, related mostly to the shift in business mix, timing of premiums written and introduction of new programs compared to the three months ended September 30, 2025. The increase for the nine months ended September 30, 2026, is primarily driven by shift in business mix including growth in new and existing programs, partially offset by a reduction in participation of an assumed reinsurance transaction.
Net Premiums Written Net premiums written increased $7,856 and $30,236 for the three and nine months ended September 30, 2026, respectively, compared to the same periods of the prior year.
The increase is primarily driven by a shift in business mix including growth in new and existing programs, and higher retention levels in certain select programs, partially offset by a reduction in participation in an assumed reinsurance transaction. Programs with higher retention levels generally include slide commission structures to manage the impact of the programs loss performance.
Net Premiums Earned Net premiums earned increased $8,789 and $18,658 for the three and nine months ended September 30, 2026, respectively, compared to the same periods of the prior year.
The increase is primarily driven by a shift in business mix including growth in new and existing programs, and higher retention levels in certain programs, partially offset by a reduction in participation in an assumed reinsurance transaction. Programs with higher retention levels generally include slide commission structures to manage the impact of the programs loss performance.
Commission Income and Commission Expense Commission income increased $11,956 and $62,769 for the three and nine months ended September 30, 2026, respectively, as compared to the same period in the prior year.
The increase was primarily due to ID organic growth as well as the acquisition of ArmadaCare in October of 2025. Commission income included profit commissions (based on underwriting performance) of $4,816 and $1,940 for the three months ended September 30, 2026 and 2025, respectively, and $16,624 and $8,896 for the nine months ended September 30, 2026 and 2025, respectively.
Commission expense decreased $1,412 and increased $3,333 for the three and nine months ended September 30, 2026, respectively, as compared to the same periods of the prior year. The lower commission expense relative to commission income in 2026 relative to 2025 is related primarily to the ArmadaCare acquisition, and a change in gross-to-net reporting for one MGA. ArmadaCare produces a majority of their business internally and has a lower external broker commission model. The majority of Octave Ventures' commission income is reported net of any distribution and commission expenses, due to the nature of its program agreements. The majority of the ID segment's other MGA/Us report their commission income gross of distribution and commission expenses.
Program Fees Program fee revenues were $3,569 and $3,590 for the three months ended September 30, 2026 and 2025, respectively, and $10,506 and $10,739 for the nine months ended September 30, 2026 and 2025, respectively. Program fee revenues represent the recognition of ceding commissions in excess of direct acquisition costs received from reinsurers and minimum fees received from MGA/Us until related programs reach certain levels of premium ceded. Program fees are charged as a percentage of premiums ceded to reinsurers as a component of total ceding commissions. Program fees for three and nine months ended September 30, 2026, were flat versus the three and nine months ended September 30, 2025, due to the shift in net retention levels, partially offset by growth in certain programs.

Octave Specialty Group, Inc.	33	Third Quarter 2026 Form 10-Q

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
Net investment income decreased $632 and $1,824 for the three and nine months ended September 30, 2026, respectively, compared to the same periods of the prior year due primarily to lower Corporate short-term investment yields and balances following the acquisition of ArmadaCare and lower average Everspan asset balances.
Servicing and Other Fees Servicing and other fees increased $2,125 and $7,964 for the three and nine months ended September 30, 2026, respectively, compared to the same periods of the prior year. Servicing and other fees include revenues earned for providing operational and administrative services to our Lloyd's syndicates, managed by Statera, our Lloyd's Managing Agent; program administration; policy; and set-up and renewal fees.
Other Revenues Other revenues include (i) net investment gains (losses) on securities sold or called, net of investment impairment charges; (ii) foreign exchange gains (losses) from the ID segment; and (iii) net gains (losses) on derivative contracts including FX forward contracts used to manage currency risk within the ID segment. Other revenues for the three months ended September 30, 2026 and 2025, of $(1,071) and $2,408, respectively, were driven primarily by foreign exchange gains (losses) on non-functional currency operations of Octave Ventures, net of the offsetting effects of FX forward contracts, the reversal of a CECL allowance in the third quarter of 2025, and a Corporate investment impairment charge in the third quarter of 2026. Other revenues for the nine months ended September 30, 2026 and 2025, of $(6) and $(862), respectively, were driven primarily by foreign exchange gains and (losses) on non-functional currency operations of Octave Ventures, net of the offsetting effects of FX, forward contracts, the reversal of a CECL allowance in the third quarter of 2025, and Corporate investment impairment charge in the third quarter of 2026.
Losses and Loss Adjustment Expenses (Benefit)
Loss and loss adjustment expenses incurred increased $345 and $11,896 for the three and nine months ended September 30, 2026, compared to the same periods of the prior year.
The higher loss and loss adjustment expenses for the three months ended September 30, 2026, is primarily due to the growth in our P&C program business and lower prior period development in the three months ended September 30, 2026 vs. the three months ended September 30, 2025. The higher loss and loss adjustment expenses for the nine months ended September 30, 2026, is due to the growth in our P&C program business and prior period development primarily related to (i) $2,125 of net losses and $5,787 of LAE (legal expenses) from the first quarter 2026 settlement of a potential litigation matter related to an insurance claim, partially offset a business mix shift with a lower effective loss ratio.
General and Administrative Expenses (G&A) The following table provides a summary of G&A expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Compensation	$34,651	$33,129	$105,951	$78,798
Non-compensation	17,346	20,581	50,616	53,983
Total G&A expenses	$51,997	$53,710	$156,567	$132,781
The increase of $1,522 and $27,153 in compensation expenses during the three and nine months ended September 30, 2026, respectively, was driven primarily by higher compensation costs due to (i) the acquisition of ArmadaCare and launch of new business, (ii) changes in performance factors and timing of long-term incentive grants in 2025, and (iii) the launch of our Lloyd's managing agency, increased employment costs, and incentive compensation at Octave Ventures.
The decrease in non-compensation G&A expenses of $3,235 for the three months ended September 30, 2026, was primarily due to cost reduction initiatives, including lower premise expenses and a legacy software write-off, partially offset by increased consulting and legal fees. The decrease in non-compensation G&A expenses of $3,367 for the nine months ended September 30, 2026, was primarily attributable to lower premises costs and reduced professional fees related to transaction and acquisition costs, partially offset by insurance costs recorded in Discontinued Operations in the prior-year period.

Intangible Amortization and Depreciation. The increase in intangible amortization and depreciation of $2,568 and $8,129 for the three and nine months ended September 30, 2026, respectively, as compared to the same periods of the prior year, was primarily due to the ArmadaCare acquisition.
Interest Expense The decrease in interest expense of $3,473 and $9,633 for the three and nine months ended September 30, 2026, respectively, as compared to the same periods of the prior year, was due primarily to a lower loan balance and a reduced interest rate. Prior year interest expense also includes duration fees and extension fees.
Provision (Benefit) for Income Taxes The provision (benefit) for income taxes primarily relates to international operations and was $(521) for the three months ended September 30, 2026, compared to $(1,241) for the three months ended September 30, 2025. The provision (benefit) for income taxes was $(517) for the nine months ended September 30, 2026 compared to $(4,030) for the nine months ended September 30, 2025. The tax benefit recognized in the current year includes deferred tax benefits related to the recognition of deferred tax assets and amortization of finite-lived intangible assets, partially offset by current tax expense associated with our UK operations.

Octave Specialty Group, Inc.	34	Third Quarter 2026 Form 10-Q

Results of Operations by Segment

Insurance Distribution
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Premiums placed (1)	$293,362	$245,394	$1,034,562	$728,493

Revenues:
Commission income (1)	$51,285	$36,059	$171,249	$103,152
Commission expense (1)	12,477	11,167	36,612	28,935
Net commissions	38,808	24,892	134,637	74,217
Servicing and other fees	6,980	4,855	22,255	14,291
Investment income	270	401	977	1,117
Other revenue	(171)	1,906	827	(1,300)
Expenses:
General and administrative	34,845	22,200	102,950	61,686
EBITDA	11,042	9,855	55,746	26,640
Interest expense	2,712	6,185	7,576	17,209
Depreciation	342	145	987	343
Intangible amortization	11,628	9,272	34,884	27,247
Pretax income (loss)	$(3,640)	$(5,747)	$12,299	$(18,159)

Octave's stockholders equity (2)	$504,703	$389,080
(1)    Includes $11,957 and $19,657 premiums placed, as well as $3,270 and $5,328 of commission income and $2,722 and $4,344 of commission expense related to intersegment activities for the three and nine months ended September 30, 2026, respectively. Refer to Note 2. Segment Information for additional information.
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
For the three months ended September 30, 2026, the increase in premiums placed was driven by the acquisition of ArmadaCare and organic growth. The growth in premiums written, as well as the mix of business written, drove an increase in commission income and commission expense of 42% and 12%, respectively. For the nine months ended September 30, 2026, commission income and commission expense increased 66% and 27%, respectively, driven by the same factors as those driving the increase for the three months ended September 30, 2026.
Commission income included profit commissions (based on underwriting performance) of $4,816 and $1,940 for the three months ended September 30, 2026 and 2025, respectively, and $16,624 and $8,896 for the nine months ended September 30, 2026 and 2025, respectively. Excluding profit commissions, commission expense was approximately 26% and 31% of commission income for the three months ended September 30,
2026 and 2025, respectively, and 23% and 30% for the nine months ended September 30, 2026 and 2025, respectively. The decrease is related primarily to the inclusion of ArmadaCare in 2026, as the majority of their business is produced internally and their external brokers have a low commission model. Additionally, changes in certain capacity provider agreements resulted in associated program revenue being reported on a net basis in 2026.
The increase in G&A expenses of $12,645 and $41,264 for the three and nine months ended September 30, 2026, respectively, was primarily due to the acquisition of ArmadaCare, the launch of new MGAs, consulting and start-up costs, build out of the Managing Agency business and organic staff increases.
ID pretax income (loss) for the three months ended September 30, 2026, was $(3,640) compared to a loss of $(5,747) for the three months ended September 30, 2025. ID pretax income for the nine months ended September 30, 2026, was $12,299 compared to a loss of $(18,159) for the nine months ended September 30, 2025. The higher pretax income for the three and nine months ended September 30, 2026, mostly related to higher net commissions and fees related to the ArmadaCare acquisition, organic growth, higher profit commissions, as well as lower interest expense, offset partially by higher G&A expenses and intangible amortization.
The ID EBITDA increase of $1,187 and $29,106 during the three and nine months ended September 30, 2026, respectively, was primarily driven by an increase in commission income due to the ArmadaCare acquisition and organic growth.
Our ID businesses may experience seasonal impacts on their revenues and net results. For example, our A&H businesses collectively produce the majority of their business in the first quarter of each year resulting in revenue and earnings concentrations in the first quarter. Similar concentrations of production, revenue and earnings typically also occurs in the fourth quarter, driven by our non-A&H businesses, but generally to a lesser degree. Seasonal impacts on the ID segment, and therefore Octave's results, may increase or decrease and shift over time depending on the relative growth of certain classes of business, impact of acquisitions, impact of de-novo MGAs and market conditions. In addition, while our ID business has grown in 2026, it is important to note that nominal and organic growth rates will fluctuate from period to period due to a number of factors related to our specific businesses as well as macro and industry conditions, including but not limited to the timing and size of new program launches, renewals, market pricing cycles, shifts in capacity availability and risk appetite, and changes in insured exposures. Furthermore, not all of our ID businesses may grow simultaneously. For example, during the third quarter of 2026 while many of our underlying ID MGAs grew, certain other of our MGAs, such as our niche specialty and auto specialty focused MGAs, reduced their underwriting activity resulting in lower commission revenues period over period.

Octave Specialty Group, Inc.	35	Third Quarter 2026 Form 10-Q

Specialty Property and Casualty Insurance
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Gross premiums written	$98,842	$97,185	$297,260	$280,347
Net premiums written	25,633	17,777	81,224	50,988
Revenues:
Net premiums earned	$25,816	$17,027	$67,566	$48,908
Program fees	3,569	3,590	10,506	10,739
Investment income	1,516	1,648	4,463	5,238
Other	—	509	68	450
Total	30,901	22,774	82,603	65,335
Expenses:
Losses and loss adjustment expenses	14,731	14,386	47,756	35,860
Policy acquisition costs (1)	7,526	3,491	20,379	11,031
General and administrative	7,272	4,942	20,134	16,367
Total	29,529	22,819	88,269	63,258
Pretax income (loss)	$1,372	$(45)	$(5,666)	$2,077
EBITDA	1,372	(45)	$(5,666)	$2,077

Retention Ratio (2)	25.9%	18.3%	27.3%	18.2%

Loss and LAE Ratio (3)	57.1%	84.5%	70.7%	73.3%
Expense Ratio (4)	43.5%	28.4%	44.4%	34.1%
Combined Ratio (5)	100.6%	112.9%	115.1%	107.4%

Octave's stockholders equity (6)	$128,715	$139,575
(1)Includes $313 and $436 of policy acquisition costs related to intersegment activity for the three and nine months ended September 30, 2026, respectively. Refer to Note 2. Segment Information for additional information.
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
The Specialty Property and Casualty Insurance segment has grown significantly since underwriting its first program in May 2021. Thirty programs were authorized to issue policies as of September 30, 2026, including Everspan participating in certain programs as a reinsurer. Everspan continued to build its production levels in 2026 with growth in new and existing programs. Additionally, Everspan's business mix shifted resulting lower loss ratios and a higher net retention ratio. This growth and business mix shift has resulted in an increase in gross and net premiums written, net premiums earned, losses and loss expenses incurred and policy acquisition costs in the three and nine months ended September 30, 2026, compared to the same periods of the prior year. Partially offsetting this increase was a reduction in participation percentage of an assumed reinsurance program. Additionally, although losses and loss expenses have increased, the shift in Everspan's net business mix and retention changes have led to an improved loss ratio.
Consistent with its strategy to generate sustainable and profitable, long-term specialty property and casualty program insurance business with a focus on diverse classes of risks, Everspan may source select programs as a reinsurer. Accessing programs as a reinsurer provides Everspan the ability to diversify its risk profile (temporarily or long-term), efficiently manage its exposure limits and underwrite programs in a cost efficient manner, amongst other benefits. Everspan generally may participate as a reinsurer on up to 30% of a program, which is in line with its strategy to retain up to 30% per program. Participation as a reinsurer will affect the retention ratio as Everspan's portion of assumed premiums is reflected fully in both Gross and Net premiums written.
The change in the Loss and LAE ratio during the three months ended September 30, 2026, was driven by a shift in business mix and retention changes in addition to lower prior year reserve strengthening. The change in the Loss and LAE ratio during the nine months ended September 30, 2026, was driven by $2,125 of net losses and $5,787 of LAE (legal expenses) from the settlement of a potential litigation matter related to an insurance claim, partially offset by a shift in business mix and retention changes. The nine months ended September 30, 2026, contained prior years loss strengthening equating to 14.4% of which 11.7% relates to this settlement. The three and nine months ended September 30, 2025, contained prior years loss strengthening equating to 23.2% and 8.8%, respectively, driven primarily by commercial auto liability loss experience on programs that are in runoff, and excess liability loss experience.
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
Policy acquisition costs increased for the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025, due to a shift in business mix, including an increase in retention of certain programs. Programs with higher retention levels include slide commission structures to manage the impact of the programs loss performance. For the three and nine months ended September 30, 2026, compared to the same prior year periods, acquisition costs were affected by sliding scale commission arrangements with program partners.

Octave Specialty Group, Inc.	36	Third Quarter 2026 Form 10-Q

Sliding scale commissions decreased the Specialty Property and Casualty Insurance segment's expense ratio by 0.3% and increased the expense ratio by 0.6% during the three and nine months ended September 30, 2026, respectively. During the three and nine months ended September 30, 2025, there was a benefit from sliding scale commission arrangements with program partners resulting in a decrease to acquisition costs that reduced the expense ratio by 6.9% and 3.3%, respectively. Certain Everspan programs were structured to include sliding scale commission arrangements within a loss ratio range. These sliding scale arrangements help mitigate losses, protect underwriting results and limit earnings volatility.
The increase in G&A expenses of $2,330 for the three months ended September 30, 2026, was primarily due to increase in compensation related to new hires and the impact of changes in performance factors on incentive compensation. Additionally increases in non-compensation were driven by higher legal fees associated with the pending sale of PWIC, recruiting fees related to staffing hires, timing difference of costs associated with subscriptions and dues and higher software costs. The increase of $3,767 for the nine months ended September 30, 2026, was primarily driven by severance, impact of performance factors on incentive compensation, increased recruiting fees and higher software costs, partially offset by lower professional fees.
Corporate

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Investment income	$248	$617	$826	$1,735
Other	(900)	(7)	(901)	(12)
Total	(652)	610	(75)	1,723
Expenses:
Depreciation expense	344	329	921	1,073
General and administrative	9,880	26,568	33,483	54,728
Total	10,224	26,897	34,404	55,801
Pretax income (loss)	$(10,876)	$(26,287)	$(34,479)	$(54,078)
Corporate consists of our holding company and shared services operations ("Corporate"). Corporate provides financial, legal, technological and human resources to Octave's two segments and is responsible for the function of OSG as a publicly-traded company.
Corporate revenues totaled $(652) and $610 for the three months ended September 30, 2026 and 2025, respectively, and $(75) and $1,723 for the nine months ended September 30, 2026 and 2025, respectively. Corporate revenue is mostly generated from investment of OSG's liquid resources and investment results from its previously made strategic investments, including certain minority investments in MGA/Us and an insurtech fund. The decline in revenue for both periods is primarily due to lower average invested assets as a result of the use of funds for the acquisition of ArmadaCare and share repurchases in the fourth quarter of 2025, as well as lower yields on short-term invested assets in 2026, and a Corporate investment impairment in the third quarter of 2026. The investment impairment resulted from OSG's agreement in principle to sell one of its minority MGA investments. The sale is subject to final documentation and other closing conditions.
The decrease in G&A expenses of $16,688 for the three months ended September 30, 2026, and $21,245 for the nine months ended September 30, 2026, were mainly due to cost reduction initiatives, including lower premise expenses following our NY corporate office re-location and reduced acquisition and restructuring related costs.
LIQUIDITY AND CAPITAL RESOURCES
Holding Company Liquidity
OSG is organized as a legal entity separate and distinct from its operating subsidiaries. OSG's liquidity is dependent on its portfolio of cash and short-term investments totaling $23,894 as of September 30, 2026 and cash and short-term investments of its wholly-owned intermediate holding companies totaling $7,599; investment income; distributions, tax and expense-sharing payments from its operating subsidiaries; asset sales; and third-party capital (e.g. credit facilities).
The following summarizes OSG's stand-alone net assets excluding its equity in subsidiaries:

	September 30, 2026	December 31, 2025
Cash and short-term investments	$23,894	$49,471
Other investments (1)	20,960	25,124
Other net (liabilities) assets	(107)	1,889
Total	$44,747	$76,484
(1)Includes minority investments in insurance services businesses of $16,618 and $17,517 at September 30, 2026 and December 31, 2025, respectively.
The decrease in OSG's stand-alone net assets, excluding its equity investments in subsidiaries and other non-current assets, during the first nine months of 2026 was driven primarily by net cash outflows from operating expenses and the acquisition of a portion of the outstanding equity warrant as a result of the holder's conversion of those warrants at their Black-Scholes value, partially offset by distributions received from its Insurance Distribution subsidiaries.
Everspan's ability to make dividend payments will depend on its future profitability relative to its capital needs to support its growth. Everspan has never paid dividends to OSG and is not expected to pay dividends in 2026 or 2027. However, Everspan continues to make tax and expense sharing payments to OSG in accordance with the associated intercompany agreements.
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

Octave Specialty Group, Inc.	37	Third Quarter 2026 Form 10-Q

and/or capitalize new and/or existing businesses, including through the acquisition of noncontrolling interests (primarily through its wholly owned subsidiary Octave Partners LLC) as a result of the exercise of outstanding puts and/or calls or other negotiated transactions, (iii) capital contributions to subsidiaries for debt service requirements, (iv) making investments in technology and other operational infrastructure to improve the operational effectiveness and efficiency of our business and to support growth, and (v) share repurchases and warrant conversions. Funding puts, calls and other capital commitments require payments from OSG, the magnitude of which will ultimately depend on the performance of the underlying businesses, whether or not the puts or calls are exercised, FX rates and other considerations, including whether OSG opts to settle a portion of the put/call exercises or warrant conversions in its own common shares or cash. During the nine months ended September 30, 2026, OSG paid $43,869 (including stamp duty) to acquire noncontrolling interests primarily as a result of the exercise of puts of Octave Ventures shares. OSG funded these purchases with a combination of cash and incremental Octave Partners LLC debt (refer to Note 9. Debt for details regarding the increase to the Credit Facility). OSG is seeking to fund future NCI puts and calls using internal funding, asset sales, modification of the puts to permit settlement using alternative resources, additional third-party short or long-term debt and/or other funding sources. Under the terms of the put/call agreements, OSG may also satisfy its obligations using common equity for up to 35% of the amount of the exercise value. The need for additional capital to fund future NCI puts and calls will depend on a number of considerations, including distribution levels from subsidiaries, asset sales, the potential for additional acquisitions, operating expenses, other capital investment demands and warrant conversions. The value of the noncontrolling interests puts and calls at the time of exercise will also have an impact on our need for additional funding. OSG may also provide short-term financial support, primarily in the form of loans, to its operating subsidiaries to support their operating requirements.
In connection with and pursuant to the Purchase Agreement related to the 2025 sale of Ambac Assurance Corporation, OSG issued to the Buyer a warrant exercisable for 5,092,707 shares of common stock, par value $0.01, of OSG. The warrant has an exercise price per share of $18.50 and expires March 29, 2032. Under the terms of the Letter Agreement dated July 3, 2025, between the parties to the Purchase Agreement, the Buyer may convert the warrant at a value equal to its Black-Scholes value, over specified time periods, with the conversion value delivered in shares of OSG common stock or cash at OSG's election. On May 6, 2026, the Buyer converted one-third of the warrant or 1,697,569 warrant shares in exchange for a cash payment of $4,855. Following the conversion, the warrant is exercisable for 3,395,138 shares of OSG common stock. Subsequent to September 30, 2026, an additional third of the original warrant may be converted in any three-month period. OSG estimates the Black-Scholes value of the warrants at $3.20 per warrant share as of mid-October 2026.
In the opinion of the Company’s management, the net assets and expected funding sources of OSG will be sufficient to meet OSG’s current liquidity requirements. However, events, developments, the exercise of puts and calls, the need to refinance outstanding debt, share repurchases, warrant conversions or other circumstances could require OSG to seek additional capital (e.g. through loans or the issuance of debt, convertibles, hybrid or equity securities).
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
Cash Held at Banks
Octave maintains cash and investment accounts, including premium trust accounts, at depository institutions in amounts in excess of the limits insured by the FDIC and in countries other than the U.S. Octave's cash balances held at banks were $79,148 as of September 30, 2026, including cash of Octave's insurance distribution subsidiaries held in regional banks of $36,833 as of September 30, 2026.

Octave Specialty Group, Inc.	38	Third Quarter 2026 Form 10-Q

Consolidated Cash Flow Statement Discussion
The following table summarizes the net cash flows for continuing operations:

Nine Months Ended September 30,	2026	2025
Cash provided by (used in):
Operating activities	$(1,010)	$(51,617)
Investing activities	33,077	265,371
Financing activities	(20,832)	(210,726)
Foreign exchange impact on cash and cash equivalents	(527)	—
Net cash flow	$10,708	$3,028
Operating Activities for Continuing Operations
Operating cash flows for the nine months ended September 30, 2026, were adversely impacted from Everspan's settlement of a potential litigation matter related to an insurance claim, the timing of Everspan loss and reinsurance payments, G&A expenses paid and interest on long-term debt, partially offset by cash collections from both the specialty P&C and insurance distribution businesses. Operating cash flows for the nine months ended September 30, 2025, were adversely impacted by G&A expenses paid relating to acquisition and restructuring costs of $9,283 and interest on short-term borrowing, as well as an increase in reinsurance recoverable, partially offset by cash collections from both the specialty P&C and insurance distribution businesses.
Future operating cash flows will primarily be impacted by net commission revenues, net premium collections, investment income and operating expenses, net claim and loss expense payments and debt interest payments.
Investing Activities for Continuing Operations
Investing activities for the nine months ended September 30, 2026, were primarily driven by proceeds from short-term investments, net, partially offset by net purchases of bonds. Investing activities for the nine months ended September 30, 2025, were primarily driven by the proceeds from the sale of AAC and proceeds from short-term investments, net.
Financing Activities for Continuing Operations
Financing activities for the nine months ended September 30, 2026, primarily included acquisitions of noncontrolling interests and the settlement of warrants in cash, partially offset by proceeds from the issuance of long-term debt. See Note 1. Background and Business Description - Warrant Conversion and Redeemable Noncontrolling Interest and Note 9. Debt of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information. Financing activities for the nine months ended September 30, 2025, included purchases of common stock of $3,301 and repayment of the Company's short-term borrowing of $150,000.
Future financing cash flows will be primarily impacted by paydowns and maturities of debt; acquisitions of noncontrolling interest shares; other capital management activity and distributions to noncontrolling interests.
Cash Flows from Discontinued Operations
Cash flows pertaining to discontinued operations are reported separately on the Consolidated Statements of Cash Flows. The primary driver of the cash flows from discontinued operations was the runoff of the financial guarantee business, including the collection of premiums, interest income and subrogation, and the payment of claims, expenses and foreign taxes. Since the agreement to sell AAC, the operations were substantially separated and with the sale having been completed in September 2025, future reporting periods exclude any discontinued operations activity after September 30, 2025.
BALANCE SHEET
Total assets increased by $78,188 from December 31, 2025, to $2,301,505 at September 30, 2026, primarily due to an increase in reinsurance recoverables resulting from growth in the specialty P&C business, together with an increase in contract assets from the insurance distribution business, partially offset by a decrease in total investments.
Total liabilities increased by $165,529 from December 31, 2025, to $1,302,680 as of September 30, 2026, primarily due to an increase in loss and loss adjustment expense reserves and unearned premiums from the specialty P&C businesses, additional term loan borrowing to acquire noncontrolling interests from the exercise of puts, and an increase in commissions payable and fiduciary liabilities at the insurance distribution business.
Redeemable noncontrolling interest decreased by $58,465 from December 31, 2025, to $194,516 as of September 30, 2026, primarily due to the acquisition of shares by Octave, reclassification of shares to nonredeemable upon expiration of put options, and the impact of currency translation.
As of September 30, 2026, total stockholders’ equity was $684,390, compared with total stockholders’ equity of $715,790 at December 31, 2025. The decrease was primarily the result of the net loss attributable to common stockholders for the nine months ended September 30, 2026, of $35,077.

Octave Specialty Group, Inc.	39	Third Quarter 2026 Form 10-Q

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
The following table summarizes the composition of Octave's investment portfolio, at carrying value at September 30, 2026 and December 31, 2025:

	September 30, 2026				December 31, 2025
	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consolidated	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consolidated
Fixed maturity securities	$131,985	$—	$149	$132,134	$122,142	$—	$153	$122,295
Short-term investments	25,681	44,050	23,677	93,408	71,286	35,812	39,344	146,442
Other investments	3,720		20,811	24,531	—	—	24,971	24,971
Total investments	$161,386	$44,050	$44,637	$250,073	$193,428	$35,812	$64,468	$293,708
Octave invests in various asset classes in its fixed maturity securities portfolio. Refer to Note 4. Investments of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information about the composition of fixed maturity securities and other investments by asset class.
Premium Receivables
Octave's premium receivables increased to $92,036 at September 30, 2026, from $75,085 at December 31, 2025. The increase is primarily due to growth in the Specialty P&C Insurance segment, including receivables related to the programs where Everspan participates as a reinsurer.
Commission and Fees Receivable
Octave's commission and fee receivables increased to $94,613 at September 30, 2026, from $86,549 at December 31, 2025. The increase is primarily due to growth in the ID segment.
Reinsurance Recoverable on Paid and Unpaid Losses
Octave has reinsurance in place pursuant to surplus share treaties and facultative agreements. As of September 30, 2026 and December 31, 2025, reinsurance recoverable on paid and unpaid losses were $533,679 and $436,092, respectively, increasing primarily due to growth in the Specialty P&C Insurance Segment. To minimize its exposure to losses from reinsurers, Octave (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties under certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised in the event of rating agency downgrades of a reinsurer (among other events and circumstances). Those reinsurance counterparties that do not currently post collateral are well capitalized, highly rated, authorized capacity providers. Octave benefited from letters of credit and collateral amounting to approximately $87,102 from its reinsurers at September 30, 2026.  Additionally, while legacy liabilities from Specialty P&C acquisitions were fully ceded to certain reinsurers, Everspan also benefits from an unlimited, uncapped indemnity from the respective sellers to mitigate any residual risk to these reinsurers.
Intangible Assets, net of Accumulated Depreciation
At September 30, 2026, intangible assets primarily include (i) intangible assets established as part of acquisitions in the ID business of $424,622 and (ii) indefinite-lived intangible assets in the Specialty P&C business as part of its acquisitions of $11,213.
As of September 30, 2026 and December 31, 2025, intangible assets were $435,835 and $474,998, respectively. The decrease is driven by amortization of $34,884 and foreign exchange rates (depreciation of the British pound).
Goodwill
As of September 30, 2026 and December 31, 2025, goodwill totaled $534,165 and $540,345 respectively. The decrease is primarily driven by foreign exchange rates (depreciation of the British pound). All of the goodwill was assigned to the ID segment.
Liabilities:
Loss and Loss Adjustment Expense Reserves
Loss and loss adjustment expense reserves are estimates of the ultimate liability for unpaid losses and loss expenses for claims that have been reported and incurred, but not yet reported as of the balance sheet date.

Octave Specialty Group, Inc.	40	Third Quarter 2026 Form 10-Q

Loss and loss adjustment expense reserves by line of business were as follows as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
Line	Gross	Net	Gross	Net
Commercial auto	$151,484	$17,146	$159,194	$23,062
Excess liability	162,923	22,434	116,610	16,897
General liability	62,027	14,326	63,596	12,572
Workers compensation	17,909	17,909	17,798	17,798
Non-standard personal auto	1,890	1,706	3,826	3,635
Professional liability	49,975	3,591	40,846	2,851
Multi-peril / business owners (BOP)	25,498	7,030	6,185	1,519
Surety	12,598	1,919	12,233	94
Unallocated loss adjustment expense reserves	16,179	4,644	14,869	5,551
Other (1)	23,106	704	24,833	289
Loss and Loss Expense Reserves	$523,587	$91,409	$459,990	$84,268
(1)Includes $19,297 and $0 loss and loss expense reserves on a gross and net of reinsurance basis, respectively, at September 30, 2026, and $23,530 and $0 loss and loss expense reserves on a gross and net of reinsurance basis, respectively, at December 31, 2025, related to legacy liabilities obtained from the acquisitions of Providence Washington Insurance Company, Greenwood Insurance Company and Consolidated Specialty Insurance Company. All legacy liabilities remain obligations of affiliates of the sellers through reinsurance.
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
Debt
Octave's debt increased to $154,767 at September 30, 2026, from $117,558 at December 31, 2025. In connection with the acquisition of ArmadaCare on October 31, 2025, Octave Partners LLC and certain of its subsidiaries (including ArmadaCare) entered into the 2025 Credit Facility to pay part of the purchase price for ArmadaCare. On April 1, 2026, the Company entered into the First Amendment to the 2025 Credit Facility, with proceeds from additional borrowing of $40,000 used to help fund the acquisition of redeemable NCI. Refer to Note 9. Debt of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information.
Commission Payable
Commission payables are commissions due to sub-producers for placing insurance contracts on behalf of the MGAs and amounts due to UK Syndicates that provide advanced commissions to fund short term liquidity needs for MGAs. Commission payable at September 30, 2026 and December 31, 2025, was $127,052 and
$115,555, respectively. The increase is primarily due to growth in the business and higher advance commissions due to Syndicates.
Redeemable Noncontrolling Interest
As of September 30, 2026 and December 31, 2025, redeemable noncontrolling interest was $194,516 and $252,981, respectively. The decrease to redeemable NCI during the nine months ended September 30, 2026, related primarily to the exercise of put options whereby Octave Ventures' minority shareholders sold approximately 10% the equity interest in Octave Ventures to Octave. Additionally, redeemable NCI decreased due to other acquisitions of redeemable NCI shares by Octave, the impact of foreign currency translation, distributions, and reclassification of certain interests to nonredeemable due to the expiration of related put options; partially offset by the allocation of financial results to the minority interests and reclassification of certain minority interests from nonredeemable to redeemable as Octave entered into put options that are embedded in the underlying equity instruments.
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
Everspan Indemnity Insurance Company
Everspan Indemnity Insurance Company’s (EIIC) statutory policyholder surplus was $117,993 at September 30, 2026, as compared to $128,031 at December 31, 2025. The decrease in surplus was driven by a net loss at Everspan Indemnity Insurance Company, including its subsidiaries, of $9,701 during the nine months ended September 30, 2026. The net loss was driven by loss and loss expenses incurred primarily from the first quarter 2026 settlement of a potential litigation matter related to an insurance claim, and an increase in commission costs. The increase in commission costs was a function of growth and the underwriting of programs with broad sliding scale commission structures. On a US Statutory basis, commission costs are expensed immediately whereas for US GAAP, such costs are deferred and recognized over the life of the respective policies. Each of Everspan's insurance carriers are a direct or indirect

Octave Specialty Group, Inc.	41	Third Quarter 2026 Form 10-Q

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

Octave Specialty Group, Inc.	42	Third Quarter 2026 Form 10-Q

	Three Months Ended September 30, 2026					Three Months Ended September 30, 2025
	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Eliminations	Total	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Eliminations	Total
Net income (loss) (Continuing Operations)	$1,271	$(3,115)	$(10,779)	$(235)	$(12,858)	$(53)	$(4,506)	$(26,279)	$—	$(30,838)
Adjustments:
Add: Interest expense	—	2,712	—	—	2,712	—	6,185	—	—	6,185
Add: Income tax expense (benefit)	101	(525)	(97)	—	(521)	8	(1,241)	(8)	—	(1,241)
Add: Depreciation expense	—	342	344	—	686	—	145	329	—	474
Add: Intangible amortization expense	—	11,628	—	—	11,628	—	9,272	—	—	9,272
EBITDA	1,372	11,042	(10,532)	(235)	1,647	(45)	9,855	(25,958)	—	(16,148)
Add: Impact of noncontrolling interests	—	(3,596)	—	142	(3,454)	—	(3,927)	—	—	(3,927)
EBITDA attributable to shareholders	1,372	7,446	(10,532)	(93)	(1,807)	(45)	5,928	(25,958)	—	(20,075)
Net income margin	4.1%	(5.3)%	NM	NM	(15.1)%	(0.2)%	(10.4)%	NM	NM	(46.3)%
Net income margin to shareholders	4.1%	(7.2)%	NM	NM	(16.2)%	(0.2)%	(12.5)%	NM	NM	(47.6)%
EBITDA margin	4.4%	18.9%	NM	NM	1.9%	(0.2)%	22.8%	NM	NM	(24.2)%
EBITDA margin to shareholders	4.4%	12.8%	NM	NM	(2.1)%	(0.2)%	13.7%	NM	NM	(30.1)%
Add: Acquisition and integration-related expenses	—	171	(194)	—	(23)	—	—	229	—	229
Add: Equity-based compensation expense	342	1,042	2,472	—	3,856	94	100	5,953	—	6,147
Add: Severance and restructuring expense	500	—	253	—	753	—	—	8,875	—	8,875
Add: Other non-operating (income) losses	—	—	900	—	900	—	—	2,008	—	2,008
Adjusted EBITDA	$2,214	$12,255	$(7,101)	$(235)	$7,133	$49	$9,955	$(8,893)	$—	$1,111
Impact of noncontrolling interest	—	(3,942)	—	142	(3,800)	—	(3,967)	—	—	(3,967)
Adjusted EBITDA to shareholders	$2,214	$8,313	$(7,101)	$(93)	$3,333	$49	$5,988	$(8,893)	$—	$(2,856)
Adjusted EBITDA margin	7.2%	21.0%	NM	NM	8.4%	0.2%	23.0%	NM	NM	1.7%
Adjusted EBITDA margin to shareholders	7.2%	14.2%	NM	NM	3.9%	0.2%	13.9%	NM	NM	(4.3)%

Octave Specialty Group, Inc.	43	Third Quarter 2026 Form 10-Q

	Nine Months Ended September 30, 2026					Nine Months Ended September 30, 2025
	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Eliminations	Total	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Eliminations	Total
Net income (loss) (Continuing Operations)	$(5,300)	$12,713	$(34,742)	$(548)	$(27,877)	$1,799	$(14,237)	$(53,692)	$—	$(66,130)
Adjustments:
Add: Interest expense	—	7,576	—	—	7,576	—	17,209	—	—	17,209
Add: Income tax expense (benefit)	(366)	(414)	263	—	(517)	278	(3,922)	(386)	—	(4,030)
Add: Depreciation expense	—	987	921	—	1,908	—	343	1,073	—	1,416
Add: Intangible amortization expense	—	34,884	—	—	34,884	—	27,247	—	—	27,247
EBITDA	(5,666)	55,746	(33,558)	(548)	15,974	2,077	26,640	(53,005)	—	(24,288)
Add: Impact of noncontrolling interests	—	(16,163)	—	255	(15,908)	—	(11,132)	—		(11,132)
EBITDA attributable to shareholders	(5,666)	39,583	(33,558)	(293)	66	2,077	15,508	(53,005)	—	(35,420)
Net income margin	(6.4)%	6.5%	NM	NM	(10.2)%	2.8%	(12.1)%	NM	NM	(35.9)%
Net income margin to shareholders	(6.4)%	2.7%	NM	NM	(12.9)%	2.8%	(14.1)%	NM	NM	(37.1)%
EBITDA margin	(6.9)%	28.5%	NM	NM	5.9%	3.2%	22.7%	NM	NM	(13.2)%
EBITDA margin to shareholders	(6.9)%	20.3%	NM	NM	—%	3.2%	13.2%	NM	NM	(19.2)%
Add: Acquisition and integration-related expenses	—	2,026	1,558	—	3,584	—	375	1,310	—	1,685
Add: Equity-based compensation expense	1,411	2,807	8,243	—	12,461	241	167	9,422	—	9,830
Add: Severance and restructuring expense	1,932	—	1,121	—	3,053	—	60	13,612	—	13,672
Add: Other non-operating (income) losses	7,912	—	982	—	8,894	—	(591)	2,008	—	1,417
Adjusted EBITDA	$5,589	$60,579	$(21,654)	$(548)	$43,966	$2,319	$26,647	$(26,652)	$—	$2,314
Impact of noncontrolling interest	—	(17,134)	—	255	(16,879)	—	(11,048)	—	—	(11,048)
Adjusted EBITDA to shareholders	$5,589	$43,445	$(21,654)	$(293)	$27,087	$2,319	$15,599	$(26,652)	$—	$(8,734)
Adjusted EBITDA margin	6.8%	31.0%	NM	NM	16.1%	3.5%	22.7%	NM	NM	1.3%
Adjusted EBITDA margin to shareholders	6.8%	22.2%	NM	NM	9.9%	3.5%	13.3%	NM	NM	(4.7)%

Organic Revenue (Insurance Distribution Only) — Organic Revenue is defined as Insurance Distribution segment total revenue for the relevant period excluding (i) the first twelve months of revenue (e.g. commissions and fees) generated from acquisitions, (ii) revenue from divestitures and (iii) other items such as contingent commissions, profit commissions and the impact of changes in foreign exchange rates.
Organic Revenue Growth is the change in Organic Revenue period-to-period, with prior period revenue adjusted to (i) include revenue (e.g. commissions and fees) that were excluded from Organic Revenue in the prior period which reached the twelve-month owned mark in the current period, (ii) exclude revenue related to divestitures and (iii) exclude other items such as contingent commissions, profit commissions and the impact of changes in foreign exchange rates.
Organic Revenue Growth Rate is defined as the percentage change in Organic Revenue, as compared to the same period for the prior year, with prior period revenue adjusted to (i) include revenue (e.g. commissions and fees) that were excluded from Organic Revenue in the prior period which reached the twelve-month owned mark in the current period, (ii) exclude revenue related to divestitures and (iii) exclude other items such as contingent commissions, profit commissions and the impact of changes in foreign exchange rates.
A reconciliation of OSG's Organic Revenue Growth Rate to our total Insurance Distribution revenue growth rate, the most directly comparable GAAP measure, for each of the periods indicated is as follows:

Three Months Ended September 30,	2026	2025	% Growth
Total Insurance Distribution Revenue & Growth Rate (1)	$58,364	$43,222	35.0%
Less: Acquired revenues	(7,181)	—
Less: Profit commission and contingent commission income	(4,816)	(1,940)
Less: Other conforming adjustments	—	(1,997)
Less: impact of F.X. rates	518	(1,056)
Total Organic Revenue & Growth Rate	$46,885	$38,229	22.6%

Octave Specialty Group, Inc.	44	Third Quarter 2026 Form 10-Q

Nine Months Ended September 30, 2026	2026	2025	% Growth
Total Insurance Distribution Revenue & Growth Rate (1)	$195,308	$117,261	66.6%
Less: Acquired revenues	(35,591)	—
Less: Profit commission and contingent commission income	(16,624)	(8,897)
Less: Other conforming adjustments	—	(6,310)
Less: impact of F.X. rates	(1,204)	2,654
Total Organic Revenue & Growth Rate	$141,889	$104,708	35.5%

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

	Three Months Ended September 30,
	2026					2025
	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Eliminations	Total	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Eliminations	Total
Net income (loss) (Continuing Operations)	$1,271	$(3,115)	$(10,779)	$(235)	$(12,858)	$(53)	$(4,506)	$(26,279)	$—	$(30,838)
Adjustments:
Add: Acquisition and integration-related expenses	—	171	(194)	—	(23)	—	—	229	—	229
Add: Intangible amortization expense	—	11,628	—	—	11,628	—	9,272	—	—	9,272
Add: Equity-based compensation expense	342	1,042	2,472	—	3,856	94	100	5,953	—	6,147
Add: Severance and restructuring expense	500	—	253	—	753	—	—	8,875	—	8,875
Add: Other non-operating (income) losses	—	—	900	—	900	—	—	2,008	—	2,008
Adjusted net income (loss) before tax adjustments and NCI	2,113	9,726	(7,348)	(235)	4,256	41	4,866	(9,214)	—	(4,307)
Income tax effects	(176)	(2,329)	213	—	(2,292)	—	(2,067)	—	—	(2,067)
Adjusted net income (loss) before NCI	1,937	7,397	(7,135)	(235)	1,964	41	2,799	(9,214)	—	(6,374)
Net (income) loss attributable to NCI	—	(3,371)	—	142	(3,229)	—	(3,583)	—	—	(3,583)
Adjusted net income (loss) to shareholders	1,937	4,026	(7,135)	(93)	(1,265)	41	(784)	(9,214)	—	(9,957)
Net income (loss) margin	4.1%	(5.3)%	NM	NM	(15.1)%	(0.2)%	(10.4)%	NM	NM	(46.3)%
Adjusted Net income (loss) attributable to stockholders margin	6.3%	6.9%	NM	NM	(1.5)%	0.2%	(1.8)%	NM	NM	(14.9)%

Octave Specialty Group, Inc.	45	Third Quarter 2026 Form 10-Q

	Nine Months Ended September 30,
	2026					2025
	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Eliminations	Total	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Eliminations	Total
Net income (loss) (Continuing Operations)	$(5,300)	$12,713	$(34,742)	$(548)	$(27,877)	$1,799	$(14,237)	$(53,692)	$—	$(66,130)
Adjustments:
Add: Acquisition and integration-related expenses	—	2,026	1,558	—	3,584	—	375	1,310	—	1,685
Add: Intangible amortization expense	—	34,884	—	—	34,884	—	27,336	—	—	27,336
Add: Equity-based compensation expense	1,411	2,807	8,243	—	12,461	241	167	9,422	—	9,830
Add: Severance and restructuring expense	1,932	—	1,121	—	3,053	—	60	13,612	—	13,672
Add: Other non-operating (income) losses	7,912	—	982	—	8,894	—	(591)	2,008	—	1,417
Adjusted net income (loss) before tax adjustments and NCI	5,955	52,430	(22,838)	(548)	34,999	2,041	13,106	(27,339)	—	(12,192)
Income tax effects	(2,363)	(6,865)	2,400	—	(6,828)	(15)	(3,959)	15	—	(3,959)
Adjusted net income (loss) before NCI	3,592	45,565	(20,438)	(548)	28,171	2,026	9,147	(27,324)	—	(16,151)
Net (income) loss attributable to noncontrolling interest	—	(14,889)	—	255	(14,634)	—	(10,395)	—	—	(10,395)
Adjusted net income (loss) attributable to shareholders	$3,592	$30,676	$(20,438)	$(293)	$13,537	$2,026	$(1,248)	$(27,324)	$—	$(26,546)
Net income (loss) margin	(6.4)%	6.5%	NM	NM	(10.2)%	2.8%	(12.1)%	NM	NM	(35.9)%
Adjusted Net income (loss) attributable to stockholders margin	4.3%	15.7%	NM	NM	5.0%	3.1%	(1.1)%	NM	NM	(14.4)%

Item 3.    Quantitative and Qualitative Disclosure About Market Risk
As of September 30, 2026, there are no material changes in the market risks that the Company is exposed to compared to December 31, 2025.
Item 4.     Controls and Procedures
In connection with the preparation of this third quarter Form 10-Q, an evaluation was carried out by Octave's management, with the participation of Octave's Chief Executive Officer and Chief Financial Officer, of the effectiveness of Octave's disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on their evaluation, Octave's Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026, Octave's disclosure controls and procedures were effective.
Management has formally incorporated ArmadaCare into Octave's program for internal control over financial reporting effective September 1, 2026. Accordingly, ArmadaCare is included in the scope of management's control assessments beginning with the third quarter of 2026.
There were no other changes in our internal control over financial reporting during the first nine months of 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Octave Specialty Group, Inc.	46	Third Quarter 2026 Form 10-Q

(b)    Purchases of Equity Securities By the Issuer and Affiliated Purchasers
On November 12, 2024, Octave's Board of Directors authorized a share repurchase program, under which Octave was authorized to opportunistically repurchase up to $50,000 of the Company’s common shares at management’s discretion over the period ending on December 31, 2026. Additionally, when restricted stock unit awards issued under Octave's Long Term Incentive Plan vest or settle, they become taxable compensation to employees. Shares withheld to cover the employee's portion of withholding taxes are included in shares purchased.
The following table includes information about the Company's purchases of its common shares during the third quarter of 2026:

	Jul-2026	Aug-2026	Sep-2026	Third Quarter 2026
Total Shares Purchased	34,411	—	2,589	37,000
Average Price Paid Per Share	$6.09	$—	$4.54	$5.98
Total Number of Shares Purchased as Part of Publicly Announced Plan	—	—	—	—
Maximum Dollar Value That may Yet be Purchased Under the Plan				$8,449
The following table shows open market shares repurchased by year under Octave's November 12, 2024 share repurchase program:

($ in thousands, except per share)	Year Ended December 31,		YTD 2026
	2024	2025
Shares repurchased	937,141	3,434,745	0
Total cost	$11,678	$29,942	$—
Average purchase price per share	$12.48	$8.72	$—
Unused authorization amount			$8,449
Item 3.    Defaults Upon Senior Securities — No matters require disclosure.
Item 5.    Other Information — In the last fiscal quarter, none of our directors or executive officers adopted, terminated, or modified any Rule 10b5-1 trading arrangement, or any non-Rule 10b5-1 trading arrangement.
No other matters require disclosure.
Item 6.    Exhibits

Exhibit Number	Description
Other exhibits, filed or furnished, as indicated:
31.1+	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.
31.2+	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.
32.1++	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags or embedded within the Inline XBRL document

+ Filed herewith. ++ Furnished herewith.

Octave Specialty Group, Inc.	47	Third Quarter 2026 Form 10-Q

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCTAVE SPECIALTY GROUP, INC.

Dated:	November 9, 2026	By:	/s/ DAVID TRICK
		Name:	David Trick
		Title:	Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

Octave Specialty Group, Inc.	48	Third Quarter 2026 Form 10-Q